Form 10QSB
period 1996-06-30
CZECH INDUSTRIES INC /DE/
filed 1996-08-14
CIK 899627

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996
                               -------------

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-26202
                                                -------

                            ------------------------

                             CZECH INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

      DELAWARE                              52-1807562
- ------------------                          --------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

15245 SHADY GROVE ROAD                       (301) 527-1110
SUITE 340, ROCKVILLE, MD 20850               --------------
- ------------------------------               Issuer's telephone number
(Address of principal executive offices)

                            ------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]      No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 1, 1996, there were 14,355,000 shares of Common Stock, par value $0.01, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes _____No __X_

This document contains 11 pages including a signature page and 20 pages including an Exhibit Index and Exhibits.

                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             CZECH INDUSTRIES, INC.
                            (A DELAWARE CORPORATION)
                           CONSOLIDATED BALANCE SHEET

                                                                       JUNE 30             JUNE 30

                                                                       1996                 1995
                                                                    (UNAUDITED)          (UNAUDITED)

                               ASSETS
Current Assets
     Cash                                                             $5,318,449         $11,276,921
     Accounts receivable                                                 319,017             367,200
     Loan receivable to unconsolidated affiliate                       1,500,000
     Inventories                                                          29,883              92,888
     Prepaid Expenses                                                    296,030              24,011
     Available for sale securities                                                           502,879
                                                                     -----------        ------------
         Total Current Assets                                          7,463,379          12,263,899
                                                                     -----------        ------------
Property and Equipment
     Buildings                                                        18,311,313          18,726,156
     Furniture and Fixtures                                              572,754             441,190
     Less Accumulated Depreciation                                      (535,609)           (310,323)
                                                                     -----------        ------------
         Net Property and Equipment                                   18,348,458          18,857,023
                                                                     -----------        ------------
Other Assets
     Deferred Income Tax                                                                     151,139
     Other                                                                10,389              98,618
     Real estate held for resale                                                             465,116
                                                                     -----------        ------------
         Total Other Assets                                               10,389             714,873
                                                                     -----------        ------------
         Total Assets                                                $25,822,226         $31,835,795
                                                                     -----------        ------------
                                                                     -----------        ------------
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable Trade                                             $137,592            $134,010
     Notes Payable                                                                         4,543,647
     Accrued Expenses                                                    103,564              34,857
                                                                     -----------        ------------
           Total Current Liabilities                                     241,156           4,712,514
Long Term Debt (net of current portion)                                2,027,176           4,548,330
                                                                     -----------        ------------
           Total Liabilities                                           2,268,332           9,260,844
                                                                     -----------        ------------

Minority interest in Consolidated Subsidiaries                         9,364,682           8,035,015

                                                                     -----------        ------------
Shareholders' Equity
     Common Stock; $.01 per value; 50,000,000 shares
     authorized, 8,905,000 issued and outstanding in 1996
     and 1995                                                             89,050              89,050
     Additional Paid-In Capital                                       13,693,733          13,719,269
     Retained Earnings (accumulated deficit)                             271,097             (79,034)
     Foreign Currency Translation Adjustment                             135,332             810,651
                                                                     -----------        ------------
            Total Stockholders' Equity                                14,189,212          14,539,936
                                                                     -----------        ------------
            Total Liabilities and Stockholders' Equity               $25,822,226        $ 31,835,795
                                                                     -----------        ------------
                                                                     -----------        ------------

SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CZECH INDUSTRIES, INC.
                            (A DELAWARE CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                            FOR THE THREE MONTHS
                                                                              ENDING JUNE 30
                                                                        1996               1995
                                                                     (UNAUDITED)         (UNAUDITED)
                                                                     -----------        ------------
Revenues
     Hotel Room Rentals                                                 $360,216            $748,274
     Hotel Food and Beverage Sales                                       117,828              23,653
     Other income                                                        275,720              46,023
                                                                     -----------        ------------
                                                                         753,764             817,950
                                                                     -----------        ------------
Expenses
     Cost of Sales                                                        39,525             270,150
     Payroll and Related                                                 220,884             282,231
     General and Administrative                                          329,330              75,541
     Interest                                                             92,070             123,543
     Depreciation and Amortization                                        99,742              68,630
     Loss on Currency Fluctuation                                         38,444
                                                                     -----------        ------------
           Total Expenses                                                819,995             820,095

Income (loss) before income and taxes and minority
     Interests in earnings of consolidated                               (66,231)             (2,145)
     subsidiaries

Provision for (benefit from) income taxes                                                    (44,410)
                                                                     -----------        ------------

Income (loss) before minority interest in earnings of
consolidated subsidiaries                                                (66,231)             42,265

     Minority interest expense in earnings of consolidated
     Subsidiaries                                                         (5,727)            (69,077)
                                                                     -----------        ------------
          Net Income (loss)                                             ($71,958)           ($26,812)


     Weighted average number of shares outstanding                     8,905,000           8,905,000
                                                                     -----------        ------------
     Net income (loss) per share                                          -0.006              -0.003

SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CZECH INDUSTRIES, INC.
                            (A DELAWARE CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH


                                                                           FOR THE THREE MONTHS
                                                                              ENDING JUNE 30
                                                                     -------------------------------
                                                                        1996                1995
                                                                     (UNAUDITED)         (UNAUDITED)
                                                                     -----------        ------------
Cash Flows from Operating Activities
     Net (loss)                                                         ($71,958)           ($26,812)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities
     Minority Interest in Earnings of Consolidated Subsidiary              5,727              60,067
     Depreciation                                                        (68,765)             68,630
     Deferred Income Taxes

Changes in Assets and Liabilities
     Accounts Receivable                                                   6,925             (32,988)
     Loan Receivable to unconsolidated affiliate                      (1,500,000)
     Inventories                                                              52              48,619
     Prepaid Expenses                                                    (31,024)            164,526
     Other Assets                                                        186,213             (85,059)
     Accounts Payable                                                     21,121            (248,379)
     Accrued Expenses                                                     37,988            (215,717)
                                                                     -----------        ------------
                Net Cash (used) by operating activities               (1,413,721)           (267,113)
                                                                     -----------        ------------

Cash flows from investing activities

     Available for sale securities                                                            65,957
     Sale of Investment in Moravacentrum, a.s.                         1,677,623
     Acquisition of property and equipment                               285,977            (230,579)
                                                                     -----------        ------------
                                                                       1,963,600            (164,622)
                                                                     -----------        ------------

Cash flows from financing activities
     Net proceeds of secondary public offering                                            12,180,872
     Repayment of notes payable                                                             (953,789)
     Change in notes payable                                                 744
                                                                     -----------        ------------
               Net cash provided by financing  activities                    744          11,227,083
                                                                     -----------        ------------

Effects of foreign exchange changes                                    (422,760)             131,307
                                                                     -----------        ------------

Net increase in cash                                                     127,863          10,926,655
Cash beginning of period                                               5,190,586             350,266
                                                                     -----------        ------------
Cash end of period                                                    $5,318,449         $11,276,921

Supplemental disclosure of cash flow
     information:
       Cash paid during the period for interest                          $92,070            $123,543




SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CZECH INDUSTRIES, INC.
                            (A Delaware Corporation)
              Note To Consolidated Financial Statements (Unaudited)
           For the Three Months Ending June 30, 1996 and June 30, 1995

CONSOLIDATIONS

     For the three months ended June 30, 1996, the accompanying financial statements include the financial position and results of operations of the parent company as of and for the three months ended June 30, 1996 and the financial position and results of operations of its subsidiary as of and for the three months ended March 31, 1996.

     For the three months ended June 30, 1995, the accompanying financial statements include the financial position and results of operations of the parent company and its subsidiary for the three months ended June 30, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This Report makes reference to the Company's Transition Report on Form 10-KSB for the transition period beginning January 1, 1996 and ending March 31, 1996 and the Company's Current Report on Form 8-K dated August 1, 1996 both of which include information necessary or useful to an understanding of the Company's businesses and financial statement presentations. The Form 8-K dated August 1, 1996 more fully describes the terms and conditions of the Agreement between the Company and Eastbrokers Beteiligungs AG ("Eastbrokers"), including the nature and amount of consideration paid for Eastbrokers, the principles used in determining such consideration, identity from whom the assets were acquired, amendments to the Company's Bylaws, related party transactions and other agreements between the Company and other persons. Such information relating to the Agreement between the Company and Eastbrokers is not contained in this Form 10-QSB. The Company will furnish a copy of this Form 8-K upon request made to the Company's headquarters at 15245 Shady Grove Road, Suite 340, Rockville, Maryland 20850, telephone number (301) 527-1110 and facsimile number (301) 527-1112.

     During the fiscal quarter ended June 30, 1996, the Company continued its operations in the Hotel Fortuna a.s. and concentrated its efforts on closing the acquisition of Eastbrokers, a Vienna, Austria based investment banking and brokerage firm. On June 14, 1996, the company executed a definitive Stock Purchase Agreement for the purchase and sale of Eastbrokers. The transaction was consummated on August 1, 1996, a date subsequent to the period for which this Report covers. Also, during this quarter, the Company changed its fiscal year from December 31 to March 31 of each year. The Company's subsidiary, the Hotel Fortuna a.s,. remains on a December 31, fiscal year. SEE Note to consolidated financial statements (unaudited). The Company intends to consolidate and report in its financial statements the operations of Eastbrokers beginning August 1, 1996, as required by generally accepted accounting principles.

     Eastbrokers is a holding company that, through its subsidiaries, provides financial services in Eastern and Central Europe. Eastbrokers was founded in 1991 after the fall of communism and upon the commencement of privatization of the economies in the region. The principal strategic objective of Eastbrokers Beteiligungs AG has been to establish controlling ownership of independent broker-dealers and to create a network that provides access to emerging market investment opportunities in Eastern and Central Europe. Eastbrokers markets these investment opportunities to Western European institutional and commercial investors.

     Eastbrokers' primary business is to provide its customers with stock brokering and investment banking services. Eastbrokers conducts business through its head office in Vienna, Austria and in regional offices located in
(a) Prague, Czech Republic, (b) Budapest, Hungary, (c) Bratislava, Slovakia, (d) Almaty, Kazakhstan, (e) Istanbul, Turkey, (f) Moscow, Russia, (g) Bucharest, Romania, (h) Sofia, Bulgaria, (i) Ljubljana, Slovenia, (j) Zagreb, Croatia and Warsaw, Poland. Eastbrokers is a member of the Vienna Stock Exchange, the Budapest Stock Exchange, the Bratislava Stock Exchange, the Zagreb Stock Exchange, the Ljubljana Stock Exchange, the Bucharest Stock Exchange, the Central Asian Stock Exchange, the Warsaw Stock Exchange and a shareholder and member of the Prague Stock Exchange.

     Eastbrokers' brokerage, trading and market making business accounts for approximately 80% of all revenues. Eastbrokers conducts its sales activities as principal and agent on behalf of its clients. Eastbrokers primarily distributes and trades Eastern and Central European equity securities and to a lesser degree debt securities. Eastbrokers, through its Vienna based, publicly traded investment banking subsidiary, WMP Borsenmakler AG ("WMP"), actively makes a market for the securities of more than 400 companies on the Vienna Stock Exchange. WMP also facilitates the settlement of trades through the Austrian Control Bank for the subsidiaries of Eastbrokers, providing Eastbrokers' foreign customers reliable share delivery upon payment. Eastbrokers' daily trading inventory positions in equities and debt are financed through cash on hand.

     Eastbrokers is also a leading Eastern and Central European investment banking firm which provides advice to, and raises capital for Eastern and Central European companies. The company provides advisory services on key strategic matters such as mergers, acquisitions, privatizations, joint ventures as well as long range financial planning. The company raises much of its capital in Western Europe through institutional and commercial investors.

     Pursuant to the Agreement, and effective August 1, 1996, the board of directors of the Company was reduced from nine directors to eight with one seat remaining temporarily vacant. Dr. Michael Sumichrast, Ph.D., Martin A. Sumichrast, Petr Bednarik, Randall F. Greene and Peter Schmid are continuing as directors of the Company and August A. de Roode and Wolfgang Kossner have joined the board. Messrs. Kossner, de Roode and Schmid have the right to designate the individual to fill the vacant seat on the board. Dr. Michael Sumichrast will remain as Chairman of the Board, August A. de Roode has become the Chief Executive Officer, Peter Schmid has become the President, Martin A. Sumichrast will remain as the Chief Financial Officer and an Executive Vice President and Wolfgang M. Kossner has become an Executive Vice President. Peter Schmid, a continuing director of the Company, is a founder and the current President of Eastbrokers.

     August A. de Roode, a new member of the board of directors and the new Chief Executive Officer of the Company, is 28 and, prior to the acquisition, was one of three principal shareholders of Eastbrokers Beteiligungs AG.
Mr. de Roode joined Eastbrokers as a managing director in 1993, and presently serves on the Supervisory Boards of Eastbrokers' subsidiaries in Vienna, Budapest, Sofia and Moscow. From 1990 to 1993, Mr. de Roode was an independent asset manager.

     Wolfgang M. Kossner, also a new member of the board of directors, is 27 and a founder and, prior to the acquisition, was one of three principal shareholders of Eastbrokers Beteiligungs AG. From 1991 to 1993, Mr. Kossner served as the manager of securities trading at WMP Borsenmakler AG, a Vienna based subsidiary of Eastbrokers Beteiligungs AG. In 1993, Mr. Kossner became the managing director of WMP Borsenmakler AG, and presently serves on the Supervisory Boards of Eastbrokers' subsidiaries in Vienna, Budapest, Ljubljana and Zagreb. Prior to 1991, Mr. Kossner was a bond and derivatives trader for Raiffeisen Zentralbank, an Austrian bank.

     The Company intends to operate as the parent company for Eastbrokers' European and American units. The parent will provide financing, accounting, legal, regulatory, investor relations and general administrative support to Eastbrokers and its subsidiaries. Eastbrokers and its subsidiaries will continue to provide brokerage and investment banking services to their existing client bases. On June 14, 1996, the Company loaned to Eastbrokers US $1.5 million dollars at an interest of 10% and for a term of six months. Eastbrokers used these funds to purchase a controlling equity interest in a Polish brokerage firm that has a seat on the Warsaw Stock Exchange and to purchase I.S. Bohemia a.s., a Czech fund management firm that controls five Czech coupon privatization funds with approximately $14.5 million USD of Czech and Slovak securities. The loan described herein is reflected in the financial statements which are a part of this Report.

     As soon as practicable, the Company intends to invest, through a capital stock purchase, $5.0 million into Eastbrokers for purposes of lending and investing into Eastbrokers' subsidiaries. Of this amount, $3.5 million will be funded through cash on hand and $1.5 million will be funded upon repayment of the loan described in the preceding paragraph. Eastbrokers intends to use these proceeds to increase the capital reserves of its Eastern and

Central European subsidiaries on an "as needed" basis either in the form of parent-subsidiary loans or direct investment. Listed below are the estimated amounts the Company intends to infuse into the Central and Eastern European subsidiaries, respectively. These amounts merely indicate the intended estimated infusions into these subsidiaries. Accordingly, the actual amounts infused into any one subsidiary may vary substantially from the estimated amount subject to certain risks and uncertainties, including, but not limited to, the effect of political, economic and market conditions both domestically and in Eastern and Central Europe.




       LOCATION                INTENDED INFUSION        LOCATION                        INTENDED INFUSION
       --------                -----------------        --------                        ----------------
Prague, Czech Republic           $  750,000             Sofia, Bulgaria                     $  300,000

Budapest, Hungary                   750,000             Vienna, Austria                        500,000

Moscow, Russia                      500,000             Bucharest, Romania                     100,000

Bratislava, Slovakia                250,000             Instanbul, Turkey                      100,000

Ljubljana, Slovenia                 100,000             Almaty, Kazakhstan                        - 0-

Zagreb, Croatia                     150,000             reserve for future unit or           1,500,000
                                                                 units

                                                        TOTAL INVESTED                      $5,000,000



     Also, as soon as practicable, the Company intends to organize a Delaware corporation, and this subsidiary will act as a merchant banking operation for the parent and Eastbrokers. The U.S. subsidiary intends to facilitate investment by U.S. entities into companies targeted by Eastbrokers for investment, facilitate merger and acquisition and related activities of the Company and Eastbrokers, organize, raise investment capital for and manage offshore funds as market conditions prevail, and provide business consulting services to US based companies.

     The Company believes that its continued involvement in the Hotel Fortuna a.s. does not fit its core business, and, therefore, is considering selling its interest in the Hotel Fortuna a.s. as soon as practicable. The proceeds from this sale will be held by the Company at the corporate level and will be used on an "as needed" basis to finance expansion of the operating units and to conduct further merger and acquisition activities. At the time of this filing, the Company has no agreements with any third party to purchase its shares of the Hotel Fortuna a.s.

     The information contained in this Item contains forward looking statements. The matters referred to in such statements could be effected by the risks and uncertainties involved in the Company's business and in Eastbrokers' business, including (without limitation) the effect of political, economic and market conditions both domestically and in Eastern and Central Europe. Accordingly, the Company makes no assurances that the Company or Eastbrokers will invest its cash on hand as stated herein.

     RESULTS OF OPERATIONS. For the three month period ended June 30, 1996, the Company generated consolidated revenues in the amount of $753,764 (of which $275,720 was due to a gain on the sale of its investment in Moravacentrum a.s.) compared to $817,950 for the three month period ended June 30, 1995 (SEE Note to consolidated financial statements). Hotel room rental revenues during the three month period ended March 31, 1996 increased 27% from the three month period ended March 31, 1995 and net earnings from the hotel increased to $11,501 from a loss of $39,819 for the three month periods ended March 31, 1996 and March 31, 1995 respectively. Hotel Fortuna's earnings were negatively impacted due to one time costs incurred as a result of its franchise affil-iation with Choice Hotels International, which was formally consummated in January 1996.

     The Company incurred consolidated expenses in the amount of $819,995 for the three month period ended June 30, 1996 compared to $820,095 for the three month period ended June 30, 1995 (SEE Note to consolidated financial statements). During this period the cost of sales decreased relative to revenue and also due to stricter cost controls at the Hotel Fortuna. Payroll and related expenses decreased $62,000 compared to the three month period ended June 30, 1995. General and administrative expenses were $329,330, an increase of 435% compared to the three month period ended June 30, 1995. The Company attributes the increase in general and administrative expenses to costs associated with the acquisition of Eastbrokers AG. As a result of the increase in expenses and a loss on currency fluctuation of $38,444, the Company incurred a net loss of $71,958 for the three month period ended June 30, 1996 compared to a net loss of $26,812 for the three month period ended June 30, 1995.

     On June 30, 1996, the Company had total current assets of $7,463,379 and total current liabilities of $241,156, compared to $12,263,899 and 4,712,514, respectively, as of June 30, 1995. As of the date of this filing, the Company believes that it has adequate liquidity to meet its current obligations and the current obligations of Eastbrokers. However, no assurances can be made as to the Company's ability to meet its cash requirements subsequent to any further business combinations.

                        PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a) This Report contains the following Exhibits as required by Item 601 of Regulation S-B.

Exhibit No.       Description
- ----------        ------------

     (2) Stock Purchase Agreement and Exhibits A through J dated June 14, 1996 between the Company and Eastbrokers Beteiligungs AG incorporated by reference from Form 8-K dated August 1, 1996.

     (3)(ii) Bylaws, as amended, as existing prior to the amendments effective as of August 1, 1996, are incorporated by reference from Form 10-QSB for the quarter ended March 31, 1995.

     (3)(ii)      Amendments to the Bylaws, effective as of August 1, 1996.

     (10.1) Employment Agreement between the Company and Wolfgang M. Kossner dated August 1, 1996, the form of such employment agreement is incorporated by reference from Form 8-K dated August 1, 1996.

     (10.1) Employment Agreement between the Company and August A. de Roode dated August 1, 1996, the form of such employment agreement is incorporated by reference from Form 8-K dated August 1, 1996.

     (10.1) Employment Agreement between the Company and Peter Schmid dated August 1, 1996, the form of such employment agreement is incorporated by reference from Form 8-K dated August 1, 1996.

     (10.2) Form of Restrictive Covenant of Wolfgang M. Kossner, such covenant executed on August 1, 1996.

     (10.2) Form of Restrictive Covenant of August A. de Roode, such covenant executed on August 1, 1996

     (10.2) Form of Restrictive Covenant of Peter Schmid, such covenant executed on August 1, 1996.

     (10.3) Stock Option Agreement between the Company and Wolfgang M. Kossner dated August 1, 1996, the form of such stock option agreement is incorporated by reference from Form 8-K dated August 1, 1996.

     (10.3) Stock Option Agreement between the Company and August A. de Roode dated August 1, 1996, the form of such stock option agreement is incorporated by reference from Form 8-K dated August 1, 1996.

     (10.3) Stock Option Agreement between the Company and Peter Schmid dated August 1, 1996, the form of such stock option agreement is incorporated by reference from Form 8-K dated August 1, 1996.

     (10.3) Stock Option Agreement between the Company and Sumichrast Enterprises, Inc. dated August 1, 1996, the form of such stock option agreement is incorporated by reference from Form 8-K dated August 1, 1996.

     (10.4) Letter Agreement between the Company and Randall F. Greene, Director of the Company, for advisory services dated July 26, 1996.

(b) On May 7, 1995, the Company filed with the Securities and Exchange Commission (the "Commission") a Current Report on Form 8-K dated April 22, 1996 containing information relating to Item 5, Changes in Control of Registrant. The Company filed an amendment to this Report on May 16, 1996.


        Also on May 16, 1996, the Company filed with the Commission a Current Report on Form 8-K dated May 13, 1996 containing information relating to Item 6, Changes in Fiscal Year.

        On August 8, 1996, the Company filed with the Commission a Current Report on Form 8-K dated August 1, 1996 containing information relating to Item 2, Acquisition or Disposition of Assets, and Item Item 7, Financial Statements and Exhibits. This Report contained financial statements.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CZECH INDUSTRIES, INC.
                                         ----------------------
                                               (Registrant)



         August 14, 1996                     Martin A. Sumichrast
         ---------------                     ---------------------
          Date                                   (Signature)
                                             Martin A. Sumichrast,
                     Chief Financial Officer, Executive Vice President, Director

                                 EXHIBITS INDEX

EXHIBIT NUMBER      DOCUMENT                              PAGE NUMBER

     3(ii)          Amendments to the Bylaws,                  13
                    effective as of August 1, 1996

     10.2           Form of Restrictive Covenant               15

     10.4           Letter Agreement between the Company       18
                    and Randall F. Greene