Form 10KSB/A
period 1996-03-31
CZECH INDUSTRIES INC /DE/
filed 1996-08-27
CIK 899627

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                 FORM 10-KSB/A NO. 1

(Mark One)
    [   ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

    For the fiscal year ended _______________

    [ X ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [No fee required]

              For the transition period from January 1, 1996 to March 31, 1996

                                   Amending Item 13

                            Commission file number 0-26202

                                CZECH INDUSTRIES, INC.
                    (Name of small business issuer in its charter)


    Delaware                           52-1807562
    --------                           ----------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)

    15245 Shady Grove Road             (301) 527-1110
    Suite 340, Rockville, MD 20850     --------------
    ------------------------------     Issuer's telephone number
    (Address of principal executive
    offices)

    Securities registered under Section 12(b) of the Exchange Act: None.

    Securities registered under Section 12(g) of the Exchange Act:

                                     COMMON STOCK
                                   CLASS A WARRANTS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [X ]

The issuer's revenue for the most recent fiscal year is $399,218.

The aggregate market value of the Common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on May 31, 1996 was approximately $16,444,818.

As of June 1, 1996, the Registrant had 8,905,000 shares of Common Stock, par value $0.01, issued and outstanding.

    Transitional Small Business Disclosure Format (Check One): Yes    No X
                                                                   ---   ---

    The 10-KSB for the transition period from January 1, 1996 to March 31, 1996 is being amended to include Exhibit 27, Financial Data Schedule (electronic filing only).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B.
    ------------------------------------------------

Exhibit No.             Exhibit
- -----------              -------

(3)(i),(ii) Articles of Incorporation and Bylaws, as amended, incorporated by reference from Form 10-QSB, for the quarter ended March 31, 1995.

(4)(i) Specimen Copy of Common Stock Certificate, Form of Class A Warrant Agreement, Form of Class B Warrant Agreement, and Form of Warrant Agreement are each incorporated by reference from Form S-1 Registration Statement, No. 33-89544.

(ii) Underwriter's Unit Purchase Option, incorporated by reference from Form 10-KSB, for the year ended December 31, 1995.

(10)(i) Employment Agreements, Michael Sumichrast, Ph.D., Petr Bednarik, Ing., and Martin A. Sumichrast, dated February 1995, are each incorporated by reference from Form S-1, Registration Statement, No. 33-89544.

(ii) Underwriting Agreement, incorporated by reference from Form S-1 Registration Statement, No. 33-89544.

(21) Subsidiaries of the Registrant, incorporated by reference from Form 10-KSB, for the year ended December 31, 1995.

(27)          Financial Data Schedule (Electronic Filing Only).


(b) Reports on Form 8-K.
    --------------------

    On May 7, 1996, the Company filed a report on Form 8-K dated April 22, 1996 reporting under Item 1. On May 14, 1996, the Company filed a Form 8-K/A amending this report.

    On May 14, 1996, the Company filed a report on Form 8-K dated May 13, 1996 reporting under Item 8.

                                      SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused in this report to be signed on its behalf by the undersigned, thereunto duly authorized

(Registrant)               Czech Industries, Inc.
           -------------------------------------------------


By (Signature and Title)       Dr. Michael Sumichrast           Date  8/27/96
                         ----------------------------------
                             Dr. Michael Sumichrast
                             Chairman of the Board