Form 10QSB
period 1996-09-30
CZECH INDUSTRIES INC /DE/
filed 1996-11-14
CIK 899627

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            -----------------------

                                  FORM 10-QSB
                            -----------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                            -----------------------

                        Commission file number 0-26202

                            CZECH INDUSTRIES, INC.
       (Exact name of small business issuer as specified in its charter)
                            -----------------------

                 DELAWARE                           52-1807562
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

         15245 SHADY GROVE ROAD, SUITE 340, ROCKVILLE, MARYLAND 20850
              (Address of principal executive offices) (Zip Code)

                                (301) 527-1110
             (Registrant's telephone number, including area code)
                            -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on November 1, 1996, was 2,871,000.

                            CZECH INDUSTRIES, INC.

                                                                                          PAGE
                                                                                          ----
PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
       Historical Financial Statements
           Consolidated Statements of Financial Condition ...............................    2
           Consolidated Statements of Operations
              Quarter Ended September 30, 1996 ..........................................    3
              Six Months Ended September 30, 1996 .......................................    3
           Consolidated Statements of Cash Flows ........................................    4
           Notes to Consolidated Financial Statements ...................................    5
       Pro forma Condensed Consolidated Financial Statements
           Acquisition of Eastbrokers
              Pro forma Condensed Consolidated Statements of Operations .................    6
                 Transitional Period Ended March 31, 1996 ...............................    7
                 Quarter Ended September 30, 1996 .......................................    8
                 Six Months Ended September 30, 1996 ....................................    9
                 Notes to Pro forma Condensed Consolidated Statements of Operations .....   10
              Pro forma Condensed Consolidated Statements of Financial Condition ........   11
              Notes to Pro forma Condensed Consolidated Statements of Financial Condition   13
           Disposition of Hotel Fortuna a.s.
              Pro forma Condensed Consolidated Statements of Operations .................   14
                 Six Months Ended September 30, 1996 ....................................   15
                 Notes to Pro forma Condensed Consolidated Statements of Operations .....   16
              Pro forma Condensed Consolidated Statements of Financial Condition ........   17
              Notes to Pro forma Condensed Consolidated Statements of Financial Condition   19

    Item 2. Management's Discussion and Analysis or Plan of Operation ...................   20

PART II -- OTHER INFORMATION
    Item 4. Submission of Matters to a Vote of Security Holders .........................   23
    Item 5. Other Information ...........................................................   23
    Item 6. Exhibits and Reports on Form 8-K ............................................   24
    Signature ...........................................................................   25


                        PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          SEPTEMBER 30,
                                                                     --------------------------
                                                                       1995             1996
                                                                     -----------     ----------
                                                                            (UNAUDITED)
ASSETS
    Cash and cash equivalents                                        $ 5,104,625    $ 6,175,810
    Cash and securities segregated for regulatory
       purposes or deposited with clearing organizations                       0         33,577
    Securities purchased under agreements to resell                            0      6,687,236
    Receivables
       Customers                                                         524,487      4,050,623
       Broker dealers and other                                                0        774,643
       Affiliated companies                                                    0      1,531,703
       Other                                                                   0      2,788,603
    Securities owned, at value
       Equities and other                                                      0        967,572
    Buildings, furniture and equipment, at cost (net of
       accumulated depreciation and amortization of
       $368,665 and $811,528 respectively)                            18,501,387     20,270,947
    Deferred taxes                                                        16,691        143,996
    Investments held for resale                                        3,001,869        262,300
    Investments in affiliated companies                                        0      5,665,728
    Goodwill                                                                   0        777,874
    Other assets                                                         151,894        863,413
                                                                     -----------    -----------
          Total Assets                                               $27,300,953    $50,994,025
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings
       Lines of credit                                               $         0    $ 1,080,924
       Affiliated companies                                                    0        297,697
       Other                                                             111,678         17,783
    Payables
       Customers                                                               0      9,490,175
       Broker dealers and other                                                0        869,414
    Accounts payable and accrued expenses                                186,229        582,802
    Other liabilities and deferred amounts                                     0      1,097,301
                                                                     -----------    -----------
                                                                         297,907     13,436,096

    Long-term borrowings                                               3,072,610      5,632,434
                                                                     -----------    -----------
          Total liabilities                                            3,370,517     19,068,530
                                                                     -----------    -----------
    Minority interest in consolidated subsidiaries                     8,161,015     11,984,694
                                                                     -----------    -----------
    Stockholders' equity
       Common stock; $.05 par value; 10,000,000 shares
          authorized; 1,781,000 and 2,871,000 shares issued and
          outstanding at September 30, 1995 and 1996, respectively        89,050        143,550
       Paid-in capital                                                13,693,733     19,089,233
       Retained earnings                                                  23,426        195,557
       Cumulative translation adjustment                               1,963,212        512,461
                                                                     -----------    -----------
          Total stockholders' equity                                  15,769,421     19,940,801
                                                                     -----------    -----------
          Total Liabilities and Stockholders' Equity                 $27,300,953    $50,994,025
                                                                     ===========    ===========


               See notes to consolidated financial statements.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                             FOR THE QUARTER ENDED      FOR THE SIX MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                            -----------------------    -------------------------
                                              1995          1996          1995           1996
                                            ---------     ---------    -----------    ----------
                                                  (UNAUDITED)                (UNAUDITED)
Revenues
    Hotel room revenues                    $  842,009    $  418,703     $1,590,323    $  778,919
    Hotel food and beverage revenues          526,873       196,969        550,526       314,797
    Other                                     121,247       221,279        167,270       496,999
    Equity in earnings of unconsolidated
      affiliates                               87,072             0         87,072             0
                                           ----------    ----------     ----------    ----------
          Total revenues                    1,577,201       836,951      2,395,191     1,590,715
                                           ----------    ----------     ----------    ----------

Costs and expenses
    Cost of sales                             244,010        72,276        254,964       111,801
    Compensation and benefits                 318,895       290,904        601,126       511,788
    Interest                                  315,565        42,890        439,108       134,960
    General and administrative                174,135       295,270        479,817       624,600
    Depreciation and amortization             166,276       107,412        234,906       207,154
    Loss on foreign currency transactions           0             0              0        38,444
                                           ----------    ----------     ----------    ----------
          Total costs and expenses          1,218,881       808,752      2,009,921     1,628,747
                                           ----------    ----------     ----------    ----------

Income (loss) before provision for income
   taxes and minority interest in earnings
   of subsidiaries                            358,320        28,199        385,270       (38,032)

Provision for income taxes                    (82,000)            0       (123,555)            0
Minority interest in earnings of
 subsidiaries                                (132,900)     (109,466)      (186,067)     (115,193)
                                           ----------    ----------     ----------    ----------
Net income (loss)                          $  143,420    $  (81,267)    $   75,648    $ (153,225)
                                           ==========    ==========     ==========    ==========


Weighted average number of shares
 outstanding                                1,781,000(1)  2,871,000      1,781,000(1)  2,871,000
                                           ==========    ==========     ==========    ==========

Earnings (loss) per share                  $     0.08    $    (0.03)    $     0.04    $    (0.05)
                                           ==========    ==========     ==========    ==========


(1)   Adjusted for 1 for 5 reverse stock split in September 1996


               See notes to consolidated financial statements.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE SIX MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          -------------------------
                                                                             1995          1996
                                                                          -----------    ----------
                                                                                 (UNAUDITED)
Cash flows from operating activities
    Net income (loss)                                                      $   75,648    $ (153,225)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                          234,906       207,154
       Deferred taxes                                                         166,600        76,565
       Equity in earnings (loss) of unconsolidated affiliates                 522,039             0
                                                                           ----------    ----------
                                                                              999,193       130,494
       Changes in operating assets and liabilities
          Receivables
             Customers                                                       (190,275)      (47,585)
             Affiliated companies                                                   0    (2,215,772)
          Other assets                                                        226,790       167,249
          Accounts payable and accrued expenses                              (196,734)      216,111
                                                                           ----------    ----------
Net cash provided by (used in) operating activities                           838,974    (1,749,503)
                                                                           ----------    ----------
Cash flows from investing activities
    Net proceeds from (payments for)
       Acquisition of net assets of Eastbrokers
          Beteiligungs AG, net of cash acquired                                     0    (2,441,047)
       Investments in affiliates                                           (3,001,869)            0
       Investments held for resale                                            851,158     1,677,623
       Purchases of furniture and equipment                                    66,715             0
                                                                           ----------    ----------
Net cash provided by (used in) investing activities                        (2,083,996)     (763,424)
                                                                           ----------    ----------
Cash flows from financing activities
    Net proceeds from (payments for)
       Proceeds from public offering                                       11,717,835             0
       Proceeds from public offering - Eastbrokers Beteiligungs AG                  0     3,387,150
       Short-term financings                                                 (850,000)            0
       Other long-term debt                                                (5,811,478)      (97,007)
                                                                           ----------    ----------
Net cash provided by (used in) financing activities                         5,056,357     3,290,143
                                                                           ----------    ----------
Foreign currency translation adjustment                                       943,024       208,008
                                                                           ----------    ----------
Increase (decrease) in cash and cash equivalents                            4,754,359       985,224

Cash and cash equivalents at beginning of period                              350,266     5,190,586
                                                                           ----------    ----------
Cash and cash equivalents at end of period                                 $5,104,625    $6,175,810
                                                                           ==========    ==========
Supplemental disclosure of cash flow information
    Cash paid for income taxes                                             $    4,401    $        0
                                                                           ==========    ==========
    Cash paid for interest                                                 $  439,108    $  150,430
                                                                           ==========    ==========
    Non-cash transactions
       Czech Industries shares issued as part of Eastbrokers
         Beteiligungs AG acquisition                                       $        0    $1,090,000
                                                                           ==========    ==========

               See notes to consolidated financial statements.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996

                                  (UNAUDITED)


1.   BASIS OF PRESENTATION AND INTERIM REPORTING

     The financial statements of Czech Industries, Inc. (the "Company") for the quarter and six months ended September 30, 1996 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

     The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and in the Company's Transitional Report on Form 10-KSB for the period ended March 31, 1996, include accounting policies and additional information pertinent to an understanding of these interim financial statements.

     For the quarter and six months ended September 30, 1995, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company and its subsidiary, Hotel Fortuna a.s., for the quarter and six months ended September 30, 1995.

     For the quarter and six months ended September 30, 1996, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company for the quarter and six months ended September 30, 1996, the financial position of its subsidiary, Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers") as of the date of acquisition (August 1, 1996), and the financial position, results of operations, and cash flows of its subsidiary, Hotel Fortuna a.s. for such periods.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in prior periods have been reclassified to conform to the current presentation.

2.   ACQUISITION OF EASTBROKERS BETEILIGUNGS AKTIENGESELLSCHAFT

     On August, 1, 1996, the Company acquired 80 percent of the outstanding stock of Eastbrokers through the issuance of 5,400,000 shares of the Company (1,080,000 shares as adjusted for the reverse stock split effective September 1996). The Company acquired an additional 245,320 shares in Eastbrokers increasing its ownership percentage to 83.62 percent.

3.   SUBSEQUENT EVENTS

     In October 1996, the Company entered into an agreement to sell its interest in the Hotel Fortuna a.s. The sale of the Hotel was completed on November 5, 1996. The Company received 100,000 shares of Ceske energeticke zavody a.s. ("CEZ") and 86,570 shares of Vodni Stavby Praha a.s. as consideration for its interest in Hotel Fortuna a.s. The market value of these shares was approximately $8,100,000 after estimated selling expenses on the date of receipt. The loss associated with the sale of the Hotel is expected to be approximately ($1,300,000). See Item 5 of this Form 10-QSB. Pro forma condensed consolidated financial statements have been included elsewhere herein with the estimated results of this transaction.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

          PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          ACQUISITION OF EASTBROKERS

              FOR THE TRANSITIONAL PERIOD ENDED MARCH 31, 1996,
                   THE QUARTER ENDED SEPTEMBER 30, 1996 AND
                   THE SIX MONTHS ENDED SEPTEMBER 30, 1996

                                  (UNAUDITED)

The following unaudited Pro forma Condensed Consolidated Statements of Operations are presented as if Czech Industries, Inc. (the "Company") had owned Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers") as of January 1, 1995 and the purchase for stock by Czech Industries, Inc. had occurred at the beginning of each period. The unaudited Pro forma Condensed Consolidated Statements of Operations should be read in conjunction with the historical financial statements of the Company included elsewhere herein. In the opinion of management, all adjustments necessary to reflect the acquisition transactions have been made.

These unaudited Pro forma Condensed Consolidated Statements of Operations are not necessarily indicative of what the actual results of operations the Company would have been assuming the acquisition transactions had been consummated as of the beginning of each period, nor does it purport to represent the results of operations attainable for future periods.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

          PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          ACQUISITION OF EASTBROKERS

                                                  TRANSITIONAL PERIOD ENDED MARCH 31, 1996
                                           ---------------------------------------------------------
                                                CZECH                     PRO FORMA      PRO FORMA
                                           INDUSTRIES, INC.  EASTBROKERS  ADJUSTMENT    AS ADJUSTED
                                           --------------- -------------  ----------    ------------
                                                           (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Revenues
    Investment bank and brokerage revenues     $      0    $4,220,481      $       0     $4,220,481
    Hotel revenues                                    0             0              0              0
    Gain on sales of investments                327,104             0              0        327,104
    Equity in earnings of affiliates                  0       644,904              0        644,904
    Other                                        72,114     1,376,068              0      1,448,182
                                             ----------    ----------      ---------     ----------
          Total revenues                        399,218     6,241,453              0      6,640,671
                                             ----------    ----------      ---------     ----------
Expenses
    Cost of sales                                     0             0              0              0
    Compensation and benefits                   106,583     1,183,471              0      1,290,054
    General and administrative                  133,929     3,154,564              0      3,288,493
    Interest                                     45,595       558,815              0        604,410
    Depreciation and amortization                     0       135,882              0        135,882
    Loss on foreign currency exchange            12,653             0              0         12,653
                                             ----------    ----------      ---------     ----------
          Total expenses                        298,760     5,032,732              0      5,331,492
                                             ----------    ----------      ---------     ----------
Income before provision for income
    taxes and minority interest in
    earnings of consolidated
    subsidiaries                                100,458     1,208,721              0      1,309,179

Provision for (benefit from)
    income taxes                                      0       253,721              0        253,721
                                             ----------    ----------      ---------     ----------
Income before minority interest
    in earnings of consolidated
    subsidiaries                                100,458       955,000              0      1,055,458

Minority interest in earnings of
    consolidated subsidiaries                         0       (84,973)      (142,510)(a)   (227,483)
                                             ----------    ----------      ---------     ----------
Net income (loss)                            $  100,458    $  870,027      $(142,510)    $  827,975
                                             ==========    ==========      =========     ==========
Pro forma weighted average
    shares outstanding                        2,871,000       528,913              0      2,871,000
                                             ==========    ==========      =========     ==========
Pro forma earnings per share                 $     0.03    $     1.64      $    0.00     $     0.29
                                             ==========    ==========      =========     ==========

           See notes to pro forma consolidated financial statements.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

          PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          ACQUISITION OF EASTBROKERS

                                                     QUARTER ENDED SEPTEMBER 30, 1996
                                           ---------------------------------------------------------
                                                CZECH                     PRO FORMA      PRO FORMA
                                           INDUSTRIES, INC.  EASTBROKERS  ADJUSTMENT    AS ADJUSTED
                                           --------------- -------------  ----------    ------------
                                           (UNAUDITED)     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
Revenues
    Investment bank and brokerage revenues     $      0    $  879,345      $       0     $  879,345
    Hotel revenues                              615,672             0              0        615,672
    Gain on sales of investments                      0             0              0              0
    Equity in earnings of affiliates                  0       393,512              0        393,512
    Other                                       221,279        14,101              0        235,380
                                             ----------    ----------      ---------     ----------
          Total revenues                        836,951     1,286,958              0      2,123,909
                                             ----------    ----------      ---------     ----------
Expenses
    Cost of sales                                72,276             0              0         72,276
    Compensation and benefits                   290,904       157,902              0        448,806
    General and administrative                  295,270       716,269              0      1,011,539
    Interest                                     42,890         5,201              0         48,091
    Depreciation and amortization               107,412        35,714              0        143,126
    Loss on foreign currency exchange                 0             0              0              0
                                             ----------    ----------      ---------     ----------
          Total expenses                        808,752       915,086              0      1,723,838
                                             ----------    ----------      ---------     ----------
Income before provision for income
    taxes and minority interest in
    earnings of consolidated
    subsidiaries                                 28,199       371,872              0        400,071

Provision for (benefit from)
    income taxes                                      0       137,380              0        137,380
                                             ----------    ----------      ---------     ----------
Income before minority interest
    in earnings of consolidated
    subsidiaries                                 28,199       234,492              0        262,691

Minority interest in earnings of
    consolidated subsidiaries                  (109,466)       17,151        (41,219)(a)   (133,534)
                                             ----------    ----------      ---------     ----------
Net income (loss)                            $  (81,267)   $  251,643      $ (41,219)    $  129,157
                                             ==========    ==========      =========     ==========
Pro forma weighted average
    shares outstanding                        2,871,000       528,913              0      2,871,000
                                             ==========    ==========      =========     ==========
Pro forma earnings per share                 $    (0.03)   $     0.48      $    0.00     $     0.04
                                             ==========    ==========      =========     ==========

           See notes to pro forma consolidated financial statements.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

          PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          ACQUISITION OF EASTBROKERS

                                                      SIX MONTHS ENDED SEPTEMBER 30, 1996
                                           ---------------------------------------------------------
                                                CZECH                     PRO FORMA      PRO FORMA
                                           INDUSTRIES, INC.  EASTBROKERS  ADJUSTMENT    AS ADJUSTED
                                           --------------- -------------  ----------    ------------
                                           (UNAUDITED)     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
Revenues
    Investment bank and brokerage revenues   $        0    $2,037,057      $       0     $2,037,057
    Hotel revenues                            1,093,716             0              0      1,093,716
    Gain on sales of investments                      0             0              0              0
    Equity in earnings of affiliates                  0       573,028              0        573,028
    Other                                       496,999       191,767              0        688,766
                                             ----------    ----------      ---------     ----------
          Total revenues                      1,590,715     2,801,852              0      4,392,567
                                             ----------    ----------      ---------     ----------
Expenses
    Cost of sales                               111,801             0              0        111,801
    Compensation and benefits                   511,788       399,051              0        910,839
    General and administrative                  624,600     1,646,729              0      2,271,329
    Interest                                    134,960        93,185              0        228,145
    Depreciation and amortization               207,154        53,196              0        260,350
    Loss on foreign currency exchange            38,444             0              0         38,444
                                             ----------    ----------      ---------     ----------
          Total expenses                      1,628,747     2,192,161              0      3,820,908
                                             ----------    ----------      ---------     ----------
Income before provision for income
    taxes and minority interest in
    earnings of consolidated
    subsidiaries                                (38,032)      609,691              0        571,659

Provision for (benefit from)
    income taxes                                      0       201,346              0        201,346
                                             ----------    ----------      ---------     ----------
Income before minority interest
    in earnings of consolidated
    subsidiaries                                (38,032)      408,345              0        370,313

Minority interest in earnings of
    consolidated subsidiaries                  (115,193)      (92,755)       (51,694)(a)   (259,642)
                                             ----------    ----------      ---------     ----------
Net income (loss)                            $ (153,225)   $  315,590      $ (51,694)    $  110,671
                                             ==========    ==========      =========     ==========
Pro forma weighted average
    shares outstanding                        2,871,000       528,913              0      2,871,000
                                             ==========    ==========      =========     ==========
Pro forma earnings per share                 $    (0.05)   $     0.60      $    0.00     $     0.04
                                             ==========    ==========      =========     ==========

          See notes to pro forma consolidated financial statements.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

          PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          ACQUISITION OF EASTBROKERS

              FOR THE TRANSITIONAL PERIOD ENDED MARCH 31, 1996,
                   THE QUARTER ENDED SEPTEMBER 30, 1996 AND
                   THE SIX MONTHS ENDED SEPTEMBER 30, 1996

                                  (UNAUDITED)

The financial information included in the accompanying Pro forma Condensed Consolidated Statements of Operations has been derived and accumulated as follows:

         TRANSITIONAL PERIOD ENDED MARCH 31, 1996

     Czech Industries, Inc. includes information derived from the audited financial statements for the transitional period ended March 31, 1996. This includes only the results of operations of Czech Industries, Inc. for the first three months of 1996. Results of operations for the Hotel Fortuna a.s. are not included in these transitional period statements.

     Eastbrokers includes the information derived from the compiled consolidated financial statements included with the Current Report on Form 8-K filed in connection with the acquisition of Eastbrokers. Included in this period are the consolidated results of operations for the year ended December 31, 1995.

         QUARTER ENDED SEPTEMBER 30, 1996

     Czech Industries, Inc. includes information derived from the Form 10-QSB historical financial statements for the quarter ended September 30, 1996. This includes the results of operations of Czech Industries, Inc.
     for the quarter ended September 30, 1996 and the results of operations of the company's subsidiary, Hotel Fortuna a.s., for the quarter ended
     June 30, 1996.

     Eastbrokers includes information derived from the consolidated results of operations for the quarter ended June 30, 1996.

         SIX MONTHS ENDED SEPTEMBER 30, 1996

     Czech Industries, Inc. includes information derived from the Form 10-QSB historical financial statements for the six months ended September 30, 1996. This includes the results of operations of Czech Industries, Inc. for the six months ended September 30, 1996 and the results of operations of the company's subsidiary, Hotel Fortuna a.s., for the six months ended June 30, 1996.

     Eastbrokers includes information derived from the consolidated results of operations for the six months ended June 30, 1996.

ASSUMPTIONS:

      1. Czech Industries, Inc. acquired 83.62 percent of the outstanding capital stock of Eastbrokers as of the beginning of each period for cash and shares of Czech Industries, Inc. The total value of this transaction is $8,971,028. The purchase was comprised of 5,400,000 shares of Czech Industries, Inc. issued for the initial acquisition and cash to Eastbrokers for the issuance of additional shares of $3,571,028. (The value assigned to these shares by the Board of Directors was $1.00 per share for a total of $5,400,000). After a one for five reverse stock split, the total shares related to this transaction were 1,080,000 at an assigned value of $5.00 per share.

ADJUSTMENTS:

     (a) Adjustment to recognize the minority shareholders' interest in the net income of Eastbrokers for each of the periods presented.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

     PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                          ACQUISITION OF EASTBROKERS

              FOR THE TRANSITIONAL PERIOD ENDED MARCH 31, 1996,
                   THE QUARTER ENDED SEPTEMBER 30, 1996 AND
                   THE SIX MONTHS ENDED SEPTEMBER 30, 1996

                                  (UNAUDITED)

The following unaudited Pro forma Condensed Consolidated Statement of Financial Condition is presented as if Czech Industries, Inc. (the "Company") had owned a controlling interest in Eastbrokers as of June 30, 1996. Information relating to Czech Industries, Inc. has been derived from the Form 10-QSB historical financial statements for the six months ended September 30, 1996. This includes the financial condition of Czech Industries, Inc.
as of September 30, 1996, and the financial condition of the company's subsidiary, Hotel Fortuna a.s., as of June 30, 1996. Eastbrokers includes information derived from the consolidated financial condition as of June 30, 1996. This unaudited Pro forma Condensed Consolidated Statement of Financial Condition should be read in conjunction with the historical financial statements of the Company included elsewhere herein. In the opinion of management, all adjustments necessary to reflect the acquisition transactions have been made.

This unaudited Pro forma Condensed Consolidated Statement of Financial Condition is not necessarily indicative of what the actual financial position of the Company would have been assuming the acquisition transactions had been consummated as of June 30, 1996, nor does it purport to represent the future financial position of the Company.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

      PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                          ACQUISITION OF EASTBROKERS

                              SEPTEMBER 30, 1996

                                       ASSETS

                                                 CZECH                      PRO FORMA      PRO FORMA
                                            INDUSTRIES, INC.  EASTBROKERS   ADJUSTMENT    AS ADJUSTED
                                            ---------------  -------------  ----------    -----------
                                             (UNAUDITED)      (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Current assets
    Cash and cash equivalents                 $1,708,679   $ 6,399,665    $         0     $ 8,108,344
    Securities purchased under
       agreements to resell                            0     5,813,593              0       5,813,593
    Receivables                                2,589,299     9,789,168     (2,215,772)(c)  10,162,695
    Securities owned, at value                         0       689,327              0         689,327
    Investments held for resale                        0       936,062              0         936,062
    Other current assets                         247,729       133,563              0         381,292
                                             -----------   -----------    -----------     -----------
          Total current assets                 4,545,707    23,761,378     (2,215,772)     26,091,313

Property and equipment, net                   18,225,799     1,894,002              0      20,119,801
Investments in affiliated companies            8,971,028     5,011,967     (8,366,323)(b)   5,616,672
Other assets                                           0       602,795        777,874 (b)   1,380,669
                                             -----------   -----------    -----------     -----------

          Total Assets                       $31,742,534   $31,270,142    $(9,804,221)    $53,208,455
                                             ===========   ===========    ===========     ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Short-term borrowings                    $         0   $ 3,264,802    $         0     $ 3,264,802
    Payables                                           0    12,408,350     (2,215,772)(c)  10,192,578
    Accounts payable and accrued expenses        398,160       242,902              0         641,062
    Other liabilities and deferred amounts             0     1,250,141              0       1,250,141
                                             -----------   -----------    -----------     -----------
          Total current liabilities              398,160    17,166,195     (2,215,772)     15,348,583
                                             -----------   -----------    -----------     -----------
Long-term borrowings                           1,929,425     3,587,371             0        5,516,796
                                             -----------   -----------   -----------      -----------
          Total liabilities                    2,327,585    20,753,566    (2,215,772)      20,865,379
                                             -----------   -----------   -----------      -----------
Minority interest in consolidated
  subsidiaries                                 9,474,148       975,631     1,952,496 (b)   12,402,275
                                             -----------   -----------   -----------      -----------
Stockholders' equity                          19,940,801     9,540,945    (9,540,945)(b)   19,940,801
                                             -----------   -----------   -----------      -----------
          Total Liabilities and
             Stockholders' Equity            $31,742,534   $31,270,142   $(9,804,221)     $53,208,455
                                             ===========   ===========   ===========      ===========

           See notes to pro forma consolidated financial statements.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

       PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                          ACQUISITION OF EASTBROKERS

              FOR THE TRANSITIIONAL PERIOD ENDED MARCH 31, 1996,
                   THE QUARTER ENDED SEPTEMBER 30, 1996 AND
                   THE SIX MONTHS ENDED SEPTEMBER 30, 1996

                                  (UNAUDITED)

ASSUMPTIONS:

      1. Czech Industries, Inc. acquired 83.62 percent of the outstanding capital stock of Eastbrokers as of the beginning of each period for cash and shares of Czech Industries, Inc. The total value of this transaction is $8,971,028. The purchase was comprised of 5,400,000 shares of Czech Industries, Inc. issued for the initial acquisition and cash to Eastbrokers for the issuance of additional shares of $3,571,028. (The value assigned to these shares by the Board of Directors was $1.00 per share for a total of $5,400,000.) After a one for five reverse stock split, the total shares related to this transaction were 1,080,000 at an assigned value of $5.00 per share.

ADJUSTMENTS:

     (b) Adjustment to record the consolidation of Eastbrokers into Czech Industries, Inc., recognition of minority interest in the equity of Eastbrokers AG, and recording the goodwill related to the purchase as March 31, 1996. Common stock and cash with a combined value of $8,971,028 was used to acquire net assets of $8,193,154 leaving goodwill acquired of $777,874.

     (c) Adjustment to eliminate intercompany loans and related receivables as of September 30, 1996.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

          PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  DISPOSITION OF HOTEL FORTUNA A.S.

                 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996

                                  (UNAUDITED)

The following unaudited Pro forma Condensed Consolidated Statement of Operations is presented as if Czech Industries, Inc. (the "Company") had disposed of its ownership interest in the Hotel Fortuna a.s., as of September 30, 1996. The unaudited Pro forma Condensed Consolidated Statement of Operations should be read in conjunction with the historical financial statements of the Company included elsewhere herein. In the opinion of management, all adjustments necessary to reflect the acquisition transactions have been made.

This unaudited Pro forma Condensed Consolidated Statement of Operations is not necessarily indicative of what the actual results of operations the Company would have been assuming the disposition transactions had been consummated as of September 30, 1996, nor does it purport to represent the actual results of operations. Fluctuations in the foreign currency exchange rate, the market value of the consideration received, and the actual proceeds received from the disposition of the consideration may significantly affect the actual results of this transaction.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

           PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      DISPOSITION OF HOTEL FORTUNA A.S.

                                               SIX MONTHS ENDED SEPTEMBER 30, 1996
                                      --------------------------------------------------------
                                                       PRO FORMA
                                           CZECH      DISPOSITION      PRO FORMA
                                        INDUSTRIES,       HOTEL       DISPOSITION  PRO FORMA
                                           INC.         FORTUNA        ADJUSTMENT  AS ADJUSTED
                                    ---------------  ------------  -------------- ------------
                                       (UNAUDITED)   (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Revenues
    Hotel revenues                       $1,093,716    $        0    $         0     $1,093,716
    Other                                   496,999             0              0        496,999
                                         -----------  -----------   ------------    -----------
          Total revenues                  1,590,715             0              0      1,590,715
                                         -----------  -----------   ------------    -----------
Expenses
    Cost of sales                           111,801             0              0        111,801
    Compensation and benefits               511,788             0              0        511,788
    General and administrative              624,600             0              0        624,600
    Interest                                134,960             0              0        134,960
    Depreciation and amortization           207,154             0              0        207,154
    Loss on foreign currency exchange        38,444             0              0         38,444
                                         -----------  -----------   ------------    -----------
          Total expenses                  1,628,747             0              0      1,628,747
                                         -----------  -----------   ------------    -----------
Income (loss) from continuing operations
   before provision for income taxes and
   minority interest in earnings of
   consolidated subsidiaries                (38,032)            0              0        (38,032)

Provision for (benefit from)
    income taxes                                  0             0              0              0
                                         -----------  -----------   ------------    -----------
Income (loss) from continuing operations
    before minority interest in earnings
    of consolidated subsidiaries            (38,032)            0              0        (38,032)

Minority interest in earnings of
    consolidated subsidiaries              (115,193)            0              0       (115,193)
                                         -----------  -----------   ------------    -----------
Income (loss) from
    continuing operations                  (153,225)            0              0       (153,225)
                                         -----------  -----------   ------------    -----------
Discontinued operations
    Loss from operations                          0             0       (115,000)(a)   (115,000)
    Loss on disposal                              0             0     (1,300,000)(b) (1,300,000)
                                         -----------  -----------   ------------    -----------
Loss from discontinued operations                 0             0     (1,415,000)    (1,415,000)
                                         -----------  -----------   ------------    -----------
Net income (loss)                        $ (153,225)   $        0    $(1,415,000)   $(1,568,225)
                                         ===========  ===========   ============    ===========
Pro forma weighted average
    shares outstanding                    2,871,000             0              0      2,871,000
                                         ===========  ===========   ============    ===========
Pro forma earnings per share             $    (0.05)   $     0.00    $      0.00     $    (0.55)
                                         ===========  ===========   ============    ===========

           See notes to pro forma consolidated financial statements.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

          PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      DISPOSITION OF HOTEL FORTUNA A.S.

                 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996

                                  (UNAUDITED)

The financial information included in the accompanying Pro forma Consolidated Condensed Statement of Operations has been derived and accumulated from the Form 10-QSB historical financial statements for the six months ended September 30, 1996. This includes the results of operations of Czech Industries, Inc. for the six months ended September 30, 1996 and the results of operations of the Company's subsidiary, Hotel Fortuna a.s. for the six months ended June 30, 1996.

ASSUMPTIONS:

     1. Czech Industries, Inc. disposed of its 50.2 percent interest in the Hotel Fortuna a.s. (251,000 shares) as of September 30, 1996. The company received 100,000 shares of Ceske energeticke zavody a.s.
          (CEZ) and 86,570 shares of Vodni stavby Praha a.s. (VS) as consideration for the 251,000 shares of Hotel Fortuna a.s.

     2. As of September 30, 1996, the estimated total value of the shares received is approximately $8,100,000 after estimated selling expenses of the CEZ and VS shares. This total value is based on the market value of the shares on the date the transaction was completed and the current foreign currency exchange rate.

     3. As of September 30, 1996, the Company had sold 13,900 shares of VS for approximately $930,000 USD.

     4. As of September 30, 1996, the Company was holding 97,500 shares of CEZ and 42,368 shares of VS. As of the date of this filing, the combined estimated market value of these holdings is approximately $5,244,000.

     5. As of September 30, 1996, the Company repaid the outstanding balance of the Note payable including accrued interest due on the note of approximately $2.1 million USD with 2,500 shares of CEZ and 30,302 shares of VS.

     6. The cost basis of the hotel is approximately $9,400,000. Estimated loss associated with the sale of the hotel is approximately ($1,300,000). Expenses to close down the Company's portion of the hotel operations are estimated to be approximately $115,000.

ADJUSTMENTS:

     (a) Adjustment to record the estimated expenses related to hotel operations through the date of sale.

     (b) Adjustment to recognize the estimated loss associated with the sale of the Company's interest in the hotel.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

       PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                      DISPOSITION OF HOTEL FORTUNA A.S.

                            SEPTEMBER 30, 1996

                                (UNAUDITED)

The following unaudited Pro forma Condensed Consolidated Statement of Financial Condition is presented as if Czech Industries, Inc. (the "Company") had disposed of its ownership interest in the Hotel Fortuna a.s. as of September 30, 1996. The unaudited Pro forma Condensed Consolidated Statement of Financial Condition should be read in conjunction with the historical financial statements of the Company included elsewhere herein. In the opinion of management, all adjustments necessary to reflect the acquisition transactions have been made.

This unaudited Pro forma Condensed Consolidated Statement of Financial Condition is not necessarily indicative of what the actual financial position of the Company would have been assuming the disposition transactions had been consummated as of September 30, 1996, nor does it purport to represent the future financial position of the Company.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

       PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                       DISPOSITION OF HOTEL FORTUNA A.S.

                              SEPTEMBER 30, 1996

                                    ASSETS
                                                       PRO FORMA
                                           CZECH      DISPOSITION      PRO FORMA
                                        INDUSTRIES,       HOTEL       DISPOSITION  PRO FORMA
                                           INC.         FORTUNA        ADJUSTMENT  AS ADJUSTED
                                    ---------------  ------------  -------------- ------------
                                       (UNAUDITED)   (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Current assets
    Cash and cash equivalents          $6,209,387    $  (536,400) (c)  $   930,063  (d)  $6,603,050
    Securities purchased under
       agreements to resell             6,687,236              0                 0        6,687,236
    Receivables                         9,145,572       (373,527) (c)            0        8,772,045
    Securities owned, at value            967,572              0         5,244,000  (d)   6,211,572
    Investments held for resale           262,300      9,489,063  (c)   (9,489,063) (d)     262,300
    Other current assets                  143,996              0                 0          143,996
                                      -----------    -----------       -----------     ------------
          Total current assets         23,416,063      8,579,136        (3,315,000)      28,680,199

Property and equipment, net            20,270,947    (18,135,611) (c)            0        2,135,336
Investments in affiliated companies     5,665,728              0                 0        5,665,728
Other assets                            1,641,287       (112,400) (c)            0        1,528,887
                                      -----------    -----------       -----------     ------------

          Total Assets                $50,994,025    $(9,668,875)      $(3,315,000)     $38,010,150
                                      ===========    ===========       ===========     ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Short-term borrowings             $ 1,396,404    $         0       $         0      $ 1,396,404
    Payables                           10,359,589              0                 0       10,359,589
    Accounts payable and accrued
     expenses                             582,802       (194,727) (c)            0          388,075
    Other liabilities and deferred
     amounts                            1,097,301              0                 0        1,097,301
                                      -----------    -----------       -----------     ------------
          Total current liabilities    13,436,096       (194,727)                0       13,241,369
                                      -----------    -----------       -----------     ------------
Long-term borrowings                    5,632,434              0        (1,900,000) (d)   3,732,434
                                      -----------    -----------       -----------     ------------
          Total liabilities            19,068,530       (194,727)       (1,900,000)      16,973,803
                                      -----------    -----------       -----------     ------------
Minority interest in consolidated
  subsidiaries                         11,984,694     (9,474,148) (c)            0        2,510,546
                                      -----------    -----------       -----------     ------------
Stockholders' equity                   19,940,801              0        (1,415,000) (d)  18,525,801
                                      -----------    -----------       -----------     ------------

   Total Liabilities and
     Stockholders' Equity             $50,994,025   $ (9,668,875)     $ (3,315,000)    $ 38,010,150
                                      ===========    ===========       ===========     ============


           See notes to pro forma consolidated financial statements.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

       PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                      DISPOSITION OF HOTEL FORTUNA A.S.

                            SEPTEMBER 30, 1996

                                (UNAUDITED)

ASSUMPTIONS:

     1. Czech Industries, Inc. disposed of its 50.2 percent interest in the Hotel Fortuna a.s. (251,000 shares) as of September 30, 1996. The company received 100,000 shares of Ceske energeticke zavody a.s.
          (CEZ) and 86,570 shares of Vodni stavby Praha a.s. (VS) as consideration for the 251,000 shares of Hotel Fortuna a.s.

     2. As of September 30, 1996, the estimated total value of the shares received is approximately $8,100,000 after estimated selling expenses of the CEZ and VS shares. This total value is based on the market value of the shares on the date the transaction was completed and the current foreign currency exchange rate.

     3. As of September 30, 1996, the Company had sold 13,900 shares of VS for approximately $930,000 USD.

     4. As of September 30, 1996, the Company was holding 97,500 shares of CEZ and 42,368 shares of VS. As of the date of this filing, the combined estimated market value of these holdings is approximately $5,244,000.

     5. As of September 30, 1996, the Company repaid the outstanding balance of the Note payable including accrued interest due on the note of approximately $2.1 million USD with 2,500 shares of CEZ and 30,302 shares of VS.

     6. The cost basis of the hotel is approximately $9,400,000. Estimated loss associated with the sale of the hotel is approximately ($1,300,000). Expenses to close down the Company's portion of the hotel operations are estimated to be approximately $115,000.

ADJUSTMENTS:

     (c) Adjustment to eliminate the assets and liabilities of the hotel at September 30, 1996.

     (d) Adjustment to eliminate the investment in the hotel at September 30, 1996 and recognize the estimated net proceeds and securities remaining from the sale after payment of outstanding debt and accrued expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB for the quarterly period ended September 30, 1996, makes reference to the Company's Current Report on Form 8-K dated August 1, 1996 ("Report"). The Report, which is incorporated by reference herein, includes information necessary or useful to an understanding of the Company's businesses and financial statement presentations. The Report more fully describes the terms and conditions of the Agreement between the Company and Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers") a Vienna, Austria based investment banking and stock brokerage firm. Such information relating to the Agreement between the Company and Eastbrokers is not contained in this Form 10-QSB. The Report is included as an exhibit in this Form 10-QSB and the Company will furnish a copy of this Report upon request made directly to the Company's headquarters at 15245 Shady Grove Road, Suite 340, Rockville, Maryland 20850, telephone number (301) 527-1110 and facsimile number
(301) 527-1112.

On August 1, 1996, the Company consummated its acquisition of Eastbrokers reflecting its previously stated objective of seeking to invest into, merge with or acquire one or more companies generating strong earnings in growth oriented industries. The Company was seeking such investment opportunities throughout Eastern and Central Europe and not just in the Czech Republic. Eastbrokers is a holding company that, through its subsidiaries, provides financial services in Eastern and Central Europe. The acquisition of Eastbrokers improves the financial condition of the Company by providing earnings from its brokerage business, while positioning the Company to take advantage of what management considers as a significant opportunity to provide investment banking and corporate finance services in an emerging market infrastructure and growth industries.

During the quarter ended September 30, 1996, management augmented mid-level personnel and increased office space and management information systems in several of its Eastern European offices. Management has also been considering offering certain services and products to firms and individuals involved in the U.S. capital markets.

On September 10, 1996, the Company held a Special Meeting of Stockholders. At this meeting, the Board of Directors of the Company submitted to the shareholders two proposed amendments to the Company's Certificate of Incorporation. Both proposals passed, and the Certificate of Incorporation was amended. See Item 4 of this Form 10-QSB for a brief description of each matter voted upon, and the number of votes cast for, against, and withheld, the number of abstentions, and broker non-votes. The Board of Directors submitted such proposals to the stockholders to address the issue raised by the Nasdaq Stock Market, Inc. ("Nasdaq") that, as a result of the acquisition of Eastbrokers, the Company may not meet the criteria for initial listing on the Nasdaq SmallCap Market. Subsequent to the passage of the proposals, Nasdaq officially notified the Company that it has met all the initial listing requirements. Consequently, the Company has maintained its listing on the Nasdaq SmallCap Market.

On November 5, 1996, a date subsequent to the period which this Form 10-QSB covers, the Company consummated the sale of its ownership interest in the Hotel Fortuna a.s. See Item 5 of this Form 10-QSB for information regarding the disposition of the Hotel Fortuna a.s. stock. Upon review of the market conditions facing the hotel industry in Prague, management determined that it would be in the best interest of the Company to liquidate its investment in the hotel. The Company intends to use the net proceeds generated from the sale to expand operations.

In return for the Company's shares of the Hotel Fortuna a.s., the Company received 100,000 shares of Common Stock of Ceske energeticke zavody a.s., nominal value 1,100 CZK ("CEZ"), a Czech utility company, and 86,570 shares of Common Stock of Vodni stavby Praha a.s., nominal value 1,000 CZK ("VS"), a Czech construction company. Both CEZ and VS are actively traded on the Prague Stock Exchange's Main Market ("PSE"). At the time of this filing, the Company was holding 97,500 shares of CEZ having a market value of 900 CZK per share (approximately $3,270,000 USD) and 42,368 shares of VS having a market value of 1,250 CZK per share (approximately $1,974,000 USD). Management believes that due to the fluctuations inherent in the PSE holding the CEZ and VS Common Stock poses an uncertainty that may reasonably have a material impact on the Company's short term liquidity.

On November 6, 1996, a date subsequent to the period which this Form 10-QSB covers, the Company used

2,500 shares of CEZ and 30,302 shares of VS to repay the balance of the principal and interest due under a Note payable owed to Finn s.r.o. in the approximate amount of $2.1 million USD. Also, the Company sold 13,900 shares of VS at 1,800 CZK per share for approximately $930,000 USD. The repayment of this Note is not reflected in the Historical Financial Statements of the Company (pages 2 through 5 of this Form 10-QSB) but is reflected in the Pro Forma Consolidated Financial Statements (pages 6 through 19 of this Quarterly Report on Form 10-QSB).

Also on November 6, 1996, the European Association of Securities Dealers
(EASD) approved for membership into its organization WMP Borsenmakler AG ("WMP"), a partially owned subsidiary of the Company. The EASD operates EASDAQ, which is a screen-based stock market that uses a multiple market-making system similar to that used by NASDAQ in the United States. WMP provides market making services in over 400 Austrian securities trading on the Vienna Stock Exchange, underwriting services to issuers seeking to raise capital on the Vienna Stock Exchange, and brokerage services to institutional clients investing in the Eastern European stock markets. WMP intends to expand its market making, underwriting and brokerage services to countries and companies serviced by the EASD and through EASDAQ.

The information contained in this Item contains forward looking statements. The matters referred to in such statements could be effected by the risks and uncertainties involved in the Company's business, including (without limitation) the effect of political, economic and market conditions both domestically and in Eastern and Central Europe. Accordingly, the Company makes no assurances as to the future success of these matters.

Results of Operations. See Note 1 of the Notes to Consolidated Financial Statements For the Six Months Ended September 30, 1996, for an explanation of the basis of presentation of the financial statements. For the three month period ended September 30, 1996, the Company generated consolidated revenues in the amount of $836,951, compared to $1,577,201 for the three month period ended September 30, 1995. This decrease is related to an overall reduction in revenues generated from hotel operations, foreign currency fluctuations, and a change in the Company's fiscal year end. For the period ended September 30, 1995, the Company's consolidated financial statements contained the hotel's revenues and expenses for the quarter and six months ended September 30, 1995. For the period ended September 30, 1996, the Company's consolidated financial statements contain the hotel's revenues and expenses for the quarter and six months ended June 30, 1996. The quarter ended September 30, is typically the strongest quarter for the hotel's operations. Occupancy percentages is this market are generally highest during the quarter ended September 30 due to increased travel and tourism business. The revenues and expenses of the hotel for the quarter ended September 30, 1996 are not reflected in the consolidated financial statements included elsewhere herein. This factor alone accounts for nearly all of the significant decline in the revenues reported this period as compared to the same period one year ago. Comparing the hotel's operations for the quarter ended June 30 of both years, combined hotel room revenues and hotel food and beverage revenues increased approximately 36 percent over the three month period ended June 30, 1996. This increase is attributable to the Company's affiliation with the Quality Hotel franchise effective January 1, 1996.

The Company incurred total consolidated costs and expenses of $808,752 for the three month period ended September 30, 1996, compared to $1,218,881 for the three month period ended September 30, 1995. During this period the cost of sales decreased in relation to the decrease in hotel revenues. Interest expense decreased approximately 86 percent due primarily to curtailments of debt principal made possible by the public offering in 1995. General and administrative expenses increased approximately 70 percent as a result of additional costs associated with the Eastbrokers acquisition.

The Company incurred a consolidated net loss of $81,267 for the three month period ended September 30, 1996, compared to a net gain of $143,420 for the three month period ended September 30, 1995. Net earnings from the hotel increased from $79,284 to $110,345 for the periods ended September 30, 1995, and September 30, 1996, respectively.

During the quarter, the Company, through a capital stock purchase, invested $3.1 million USD into Eastbrokers. Also, during July 1996, the Company loaned to Eastbrokers $1.5 million USD. Eastbrokers used the proceeds of the capital stock purchase to increase its equity in the Eastbrokers Warsaw unit, the Eastbrokers Budapest unit and WMP Borsenmakler AG ("WMP"). The Eastbrokers Warsaw and Budapest units are using the funds for working capital. WMP used the funds to acquire IS Bohemia, a Czech Fund manager which manages five Czech privatization funds (total approximate value of assets under management is

$14.5 million USD) and owns a commercial real estate project located in Brno, Czech Republic. Management intends to sell the Brno real estate project in 1997. The sale will be contingent on the existing market conditions.

Eastbrokers used proceeds of the loan to provide intercompany loans to the Eastbrokers Instanbul unit, the Eastbrokers Almaty unit, the Eastbrokers Ljubljana unit and the Eastbrokers Sofia unit. The Eastbrokers Instanbul, Almaty and Ljubljana units are using the funds for working capital. The Eastbrokers Sofia unit used the funds to market the TRUDInvestment Fund, a Bulgarian privatization fund (due to the status of the privatization process in Bulgaria the value of this fund cannot presently be determined).

On September 30, 1996, the Company had total current assets of $23,009,767 and total current liabilities of $13,436,096, compared to $5,685,672 and $297,907, respectively, on September 30, 1995. As of the date of this filing, the Company believes that it has adequate liquidity to meet its current obligations. However, no assurances can be made as to the Company's ability to meet its cash requirements subsequent to any further business combinations.

                         PART II -- OTHER INFORMATION



ITEM 2 -- CHANGES IN SECURITIES

      See Item 4 of this Form 10-QSB.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On September 10, 1996, the Company held a Special Meeting of Stockholders ("Special Meeting"). The Board of Directors of the Company submitted to the shareholders a proposed amendment to the Company's Certificate of Incorporation that would effect a reverse stock split of the Company's Common Stock on the basis of one new share of Common Stock for each five shares of presently outstanding Common Stock and reduce the authorized number of Common Stock from 50,000,000 shares to 10,000,000 shares.

      The number of shares of stock issued and outstanding prior to the reverse split was 14,355,000. The holders of 8,005,122 shares of stock entitled to vote, which constituted a quorum, were present at the Special Meeting. As to the approval of the amendment to the Company's Certificate of Incorporation to effect a one for five reverse split of the Company's Common Stock, 7,974,422 voted for the proposal, 27,200 voted against the proposal, and 3,500 abstained. There were 6,349,878 shares of the Company's Common Stock that were not voted.

      As to the modification of the Company's Certificate of Incorporation to increase the par value of the Company's Common Stock to $.05 per share, 7,974,422 voted for the proposal, 27,200 voted against the proposal, and 3,500 abstained. There were 6,349,878 shares of the Company's Common Stock that were not voted.

      The meeting did not involve the election of any directors.

ITEM 5 -- OTHER INFORMATION

      On October 1, 1996, the Company entered into an agreement with Y.S.E. a.s. to dispose of the Company's controlling equity interest in the Hotel Fortuna a.s. The Company had owned 251,000 shares of Common Stock of the Hotel Fortuna a.s., which owns a 242 room hotel, restaurant and lounge located in Prague, Czech Republic. The disposition in the Company's interest in the Hotel Fortuna a.s. is deemed to be a disposition of a significant amount of the Company's assets.

      In return for its equity interest in the Hotel Fortuna a.s., the Company received 100,000 shares of Common Stock of Ceske energeticke zavody a.s., nominal value 1,100 CZK ("CEZ"), a Czech utility company, and 86,570 shares of Common Stock of Vodni stavby Praha a.s., nominal value 1,000 CZK ("VS"), a Czech construction company. Both CEZ and VS are actively traded on the Prague Stock Exchange's Main Market. The VS shares were transferred to the Company on or about October 15, 1996, and the CEZ shares were transferred to the Company on or about November 5, 1996. The Company transferred its shares of the Hotel Fortuna a.s. to Y.S.E. a.s. on or about November 6, 1996.

      The Company determined the value of the Hotel Fortuna a.s. shares by adding the Company's historical cost basis in the hotel with the Company's proportionate share of the hotel's earnings it received through June 30, 1996. As a result of this calculation, the Company determined the value of its interest in the hotel to be approximately $9,400,000 USD. The company valued the CEZ and VS shares it received as consideration by determining the market value of the shares as quoted on the PSE on October 1, 1996, the date of the execution of the contract. On October 1, 1996, the PSE quoted prices of CEZ and VS were 1,040 CZK and 1,900 CZK per share, respectively.

      On a date subsequent to obtaining the shares, the Company used 2,500 shares of CEZ and 30,302 shares of VS to repay the balance of the principal and interest due under a Note payable to Finn s.r.o. in the approximate amount of $2.1 million USD. Also, the Company sold 13,900 shares of VS at 1,800 CZK per share for approximately $930,000 USD.

      At the time of this filing, the Company was holding 97,500 shares of CEZ having a market value of approximately $3,270,000 USD and 42,368 shares of VS having a market value of approximately $1,974,000 USD. Accordingly, the Company has experienced a paper loss on the sale of the Hotel Fortuna a.s. of approximately ($1,300,000). The estimated effect of this paper loss is not reflected in the Historical Financial Statements of the Company (pages 2 through 5 of this Form 10-QSB) but is reflected in the Pro Forma Consolidated Financial Statements (pages 6 through 19 of this Form 10-QSB).

      The transaction between the Company and Y.S.E. a.s. was arranged by Stratego Invest a.s., a broker-dealer and financial consulting company organized under the laws of the Czech Republic. Ing. Petr Bednarik, a director and shareholder of the Company, is the Chairperson of the Supervisory Board and a beneficial owner of Stratego Invest a.s. For providing services related to the transaction, Stratego Invest a.s. received a commission fee of 1,000,000 CZK (approximately $37,000 USD).

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits required by Item 601 of Regulation S-B

     Exhibit No.        Description
     -----------        -----------

     (3)(i)             Certificate of Incorporation of Czech
                        Industries, Inc., as amended.

     (10)               Material Contract between the Company and YSE a.s.
                        entered into on October 1, 1996, subject to the receipt and delivery of certain consideration.

     (27.1)             Financial Data Schedule (Electronic Filing Only).

     (27.2)             Item 2 of Current Report on Form 8-K dated August 1,
                        1996.*

     b.  Reports on Form 8-K

         On August 8, 1996, the Company filed with the Commission a Current Report on Form 8-K dated August 1, 1996 containing information relating to Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits. Such Report contained financial statements, including the separate financial statements of Eastbrokers.















     * Incorporated by reference from Current Report on Form 8-K dated August 1, 1996 (File No. 0-26202).

                                  SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CZECH INDUSTRIES, INC.
     (Registrant)



By          /s/ Martin A. Sumichrast
         ------------------------------
                Martin A. Sumichrast
Chief Financial Officer, Executive Vice-President, Director

Dated:  November 14, 1996

                                   INDEX TO EXHIBITS





Exhibit No.     Description                                                             PAGE
-----------     -----------                                                             ----
(3)(i)          Certificate of Incorporation of Czech Industries, Inc., as amended.       27

(10)            Material Contract between the Company and YSE a.s.                        34

(27.1)          Financial Data Schedule (Electronic Filing Only).

(27.2)          Item 2 of Current Report on Form 8-K dated August 1, 1996.*













     * Incorporated by reference from Current Report on Form 8-K dated August 1, 1996 (File No. 0-26202).