Form 10QSB
period 1996-12-31
EASTBROKERS INTERNATIONAL INC
filed 1997-02-13
CIK 899627

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

                             -----------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             -----------------------

                         Commission file number 0-26202

                     EASTBROKERS INTERNATIONAL INCORPORATED
        (Exact name of small business issuer as specified in its charter)

                             -----------------------

           DELAWARE                                     52-1807562
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


          15245SHADY GROVE ROAD, SUITE 340, ROCKVILLE, MARYLAND 20850 (Address of principal executive offices) (Zip Code)

                                 (301) 527-1110
              (Registrant's telephone number, including area code)

                             CZECH INDUSTRIES, INC.
                   (Former name, if changed since last report)

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

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on February 1, 1997, was 2,826,000.

===============================================================================

                     EASTBROKERS INTERNATIONAL INCORPORATED

                                                                            Page
PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
       Historical Financial Statements
           Consolidated Statements of Financial Condition .................   2
           Consolidated Statements of Operations
              Quarter Ended December 31, 1996 .............................   3
              Nine Months Ended December 31, 1996 .........................   3
           Consolidated Statements of Cash Flows ..........................   4
           Notes to Consolidated Financial Statements .....................   6
    Item 2. Management's Discussion and Analysis or Plan of Operation .....   8

PART II -- OTHER INFORMATION
    Item 4. Submission of Matters to a Vote of Security Holders ...........  11
    Item 5. Other Information .............................................  11
    Item 6. Exhibits and Reports on Form 8-K ..............................  12
    Signature .............................................................  13


                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                          DECEMBER 31,
                                                                                              ------------------------------------
                                                                                                    1995                1996
                                                                                              ----------------    ----------------
                                                                                                          (UNAUDITED)
ASSETS
    Cash and cash equivalents                                                                 $     2,316,991     $     5,011,917
    Cash and securities segregated for regulatory
        purposes or deposited with clearing organizations                                                  -               67,230
    Securities purchased under agreements to resell                                                        -            2,126,603
    Receivables
        Customers                                                                                     325,942           6,076,554
        Broker dealers and other                                                                           -              399,897
        Affiliated companies                                                                               -               43,486
        Other                                                                                       1,225,500             972,134
    Securities owned, at value
        Equities and other                                                                                 -            3,172,553
    Buildings, furniture and equipment, at cost (net of
        accumulated depreciation and amortization of
        $604,374 and $682,224 respectively)                                                        18,560,155           2,213,747
    Deferred taxes                                                                                     82,565             133,277
    Investments held for resale                                                                     3,258,413           6,622,333
    Investments in affiliated companies                                                                    -            7,868,544
    Goodwill                                                                                               -            1,255,242
    Other assets                                                                                      472,995             656,530
                                                                                              ----------------    ----------------

           Total Assets                                                                       $    26,242,561     $    36,620,047
                                                                                              ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings
        Lines of credit                                                                       $            -      $     1,782,442
        Affiliated companies                                                                               -            1,017,951
        Other                                                                                              -              287,312
    Payables
        Customers                                                                                          -            9,547,745
        Broker dealers and other                                                                           -              360,164
    Accounts payable and accrued expenses                                                             134,320             443,930
    Other liabilities and deferred amounts                                                             66,158             895,464
                                                                                              ----------------    ----------------

                                                                                                      200,478          14,335,008

    Long-term borrowings                                                                            2,099,658           2,374,228
                                                                                              ----------------    ----------------

           Total liabilities                                                                        2,300,136          16,709,236
                                                                                              ----------------    ----------------

    Minority interest in consolidated subsidiaries                                                  9,353,228           1,903,306
                                                                                              ----------------    ----------------

    Stockholders' equity
        Common stock; $.05 par value; 10,000,000 shares
           authorized; 1,781,000 and 2,871,000 shares issued and
           outstanding at December 31, 1995 and 1996, respectively                                     89,050             143,550
        Paid-in capital                                                                            13,693,733          19,089,233
        Retained earnings (accumulated deficit)                                                       248,324          (1,402,174)
        Unrealized gain/loss on available for sale investments                                             -              435,177
        Cumulative translation adjustment                                                             558,090            (258,281)
                                                                                              ----------------    ----------------

           Total stockholders' equity                                                              14,589,197          18,007,505
                                                                                              ----------------    ----------------

           Total Liabilities and Stockholders' Equity                                         $    26,242,561     $    36,620,047
                                                                                              ================    ================

                 See notes to consolidated financial statements

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE QUARTER ENDED               FOR THE NINE MONTHS ENDED
                                                                   DECEMBER 31,                          DECEMBER 31,
                                                      ------------------------------------    ------------------------------------
                                                            1995                1996                1995                1996
                                                      ----------------    ----------------    ----------------    ----------------
                                                                  (UNAUDITED)                             (UNAUDITED)
Revenues
    Commissions                                       $            -      $       226,950     $            -      $       226,950
    Fees                                                           -              258,523                  -              258,523
    Interest and dividends                                         -              220,045                  -              340,082
    Principal transactions, net                                    -            1,131,539             637,417           1,361,113
       Trading                                                     -              343,034                  -              343,034
       Investment                                                  -              788,505             637,417           1,018,079
    Hotel room revenues                                       842,009                  -            1,433,113             778,919
    Hotel food and beverage revenues                          526,873                  -              660,616             314,797
    Other                                                     121,247             (68,400)            592,496              78,988
    Equity in earnings of unconsolidated affiliates            87,072            (301,115)                               (301,115)
                                                      ----------------    ----------------    ----------------    ----------------

           Total revenues                                   1,577,201           1,467,542           3,323,642           3,058,257
                                                      ----------------    ----------------    ----------------    ----------------

Costs and expenses
    Cost of sales                                             244,010                  -              275,048             111,801
    Compensation and benefits                                 318,895             245,407             801,092             757,195
    Interest                                                  315,565              87,157             302,773             222,117
    Brokerage, clearing, exchange fees and other                   -              378,716                  -              655,031
    Occupancy                                                      -              110,535                  -              230,535
    Office supplies and expenses                                   -               97,722                  -              166,901
    Communications                                                 -               63,988                  -               63,988
    Advertising                                                    -               58,149                  -               58,149
    Legal fees                                                     -               55,419                  -               55,419
    Consulting fees                                                -               58,099                  -               58,099
    Travel                                                         -               55,940                  -              153,185
    Education                                                      -               16,556                  -               16,556
    Automotive                                                     -               26,753                  -               26,753
    General and administrative                                174,135              83,949             865,545             145,810
    Depreciation and amortization                             166,276             292,051             317,847             499,205
    Loss on foreign currency transactions                          -              (49,850)            161,571             (11,406)
                                                      ----------------    ----------------    ----------------    ----------------

           Total costs and expenses                         1,218,881           1,580,591           2,723,876           3,209,338
                                                      ----------------    ----------------    ----------------    ----------------

Income (loss) from continuing operations
    before provision for income taxes and
    minority interest in earnings of subsidiaries             358,320            (113,049)            599,766            (151,081)

Provision for income taxes                                    (82,000)            (50,501)            (99,438)            (50,501)
Minority interest in earnings of subsidiaries                (132,900)            (36,878)           (199,782)           (152,071)
                                                      ----------------    ----------------    ----------------    ----------------

Income (loss) from continuing operations                      143,420            (200,428)            300,546            (353,653)

Loss from discontinued operations                                  -               74,220)                 -              (74,220)

Loss on sale of discontinued operations                            -           (1,323,083)                 -           (1,323,083)
                                                      ----------------    ----------------    ----------------    ----------------

Net income (loss)                                     $       143,420     $    (1,597,731)    $       300,546     $    (1,750,956)
                                                      ================    ================    ================    ================


Weighted average number of shares outstanding               1,781,000 (1)       2,871,000           1,781,000 (1)       2,871,000
                                                      ================    ================    ================    ================

Income (loss) from continuing operations
    per share                                         $           0.0     $         (0.07)    $           0.1     $         (0.12)
                                                      ================    ================    ================    ================


Net income (loss) per share                           $           0.0     $         (0.56)    $           0.1     $         (0.61)
                                                      ================    ================    ================    ================

Note: The results of operations and cash flows of Eastbrokers AG are for the period from the date of acquisition (August 1, 1996) through September 30, 1996. (See note 1.)

(1)   Adjusted for 1 for 5 reverse stock split in September 1996


                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                                         DECEMBER 31,
                                                                                              ------------------------------------
                                                                                                    1995               1996
                                                                                              -----------------  -----------------
                                                                                                          (UNAUDITED)
Cash flows from operating activities
    Net income (loss)                                                                         $        300,546   $     (1,750,956)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Minority interest in earnings of subsidiaries                                                180,315            403,577
          Gain on the sale of investments                                                             (706,869)                -
          Depreciation and amortization                                                                337,795            494,144
          Deferred taxes                                                                                69,117             82,565
          Equity in earnings (loss) of unconsolidated affiliates                                       (67,605)          (427,810)
                                                                                              -----------------  -----------------

                                                                                                       113,299         (1,198,480)
       Changes in operating assets and liabilities
          Cash and securities segregated for regulatory purposes
             or deposited with regulatory agencies                                                          -             (34,801)
          Securities purchased under agreements to resell                                                   -           4,331,950
          Receivables
             Customers                                                                                   5,550         (2,199,261)
             Brokers, dealers and others                                                                    -             348,256
             Affiliated companies                                                                           -          (3,388,705)
             Other                                                                                          -           1,721,108
          Securities owned, at value                                                                        -          (2,238,065)
          Other assets                                                                                 (99,811)           352,868
          Payables
             Customers                                                                                      -             382,105
             Brokers, dealers and others                                                                    -            (479,519)
          Accounts payable and accrued expenses                                                       (159,504)           (85,296)
                                                                                              -----------------  -----------------

Net cash provided by (used in) operating activities                                                   (140,466)        (2,487,840)
                                                                                              -----------------  -----------------

Cash flows from investing activities
    Net proceeds from (payments for)
       Acquisition of net assets of Eastbrokers
          Beteiligungs AG, net of cash acquired                                                             -          (2,441,047)
       Investment in Eastbrokers Beteiligungs AG                                                            -          (1,105,667)
       Investments in affiliates                                                                    (6,467,388)        (2,577,530)
       Proceeds from the disposition of affiliate                                                    2,662,609                 -
       Investments held for resale                                                                   2,368,380          1,188,254
       Purchases of furniture and equipment                                                           (302,908)          (236,081)
                                                                                              -----------------  -----------------

Net cash provided by (used in) investing activities                                                (1,739,307)         (5,172,071)
                                                                                              -----------------  -----------------

Cash flows from financing activities
    Net proceeds from (payments for)
       Net proceeds from public offering                                                            11,155,336                 -
       Net proceeds from public offering - Eastbrokers Beteiligungs AG                                      -           3,387,150
       Common stock and warrants reacquired                                                           (450,000)                -
       Short-term financings                                                                                -           1,013,156
       Short-term borrowings from affiliated companies                                                      -           2,343,344
       Other long-term debt                                                                         (6,356,934)          (224,844)
       Contributions of minority interests                                                           1,056,295                 -
                                                                                              -----------------  -----------------

Net cash provided by (used in) financing activities                                                  5,404,697          6,518,806
                                                                                              -----------------  -----------------

Foreign currency translation adjustment                                                             (1,558,199)           962,436
                                                                                              -----------------  -----------------

Increase (decrease) in cash and cash equivalents                                                     1,966,725           (178,669)

Cash and cash equivalents at beginning of period                                                       350,266          5,190,586
                                                                                              -----------------  -----------------

Cash and cash equivalents at end of period                                                    $      2,316,991   $      5,011,917
                                                                                              =================  =================

                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                                         DECEMBER 31,
                                                                                              ------------------------------------
                                                                                                    1995               1996
                                                                                              -----------------  -----------------
                                                                                                          (UNAUDITED)

Supplemental disclosure of cash flow information
    Cash paid for income taxes                                                                $             -    $             -
                                                                                              =================  =================

    Cash paid for interest                                                                    $        302,773   $        235,076
                                                                                              =================  =================


    Non-cash transactions
       Common shares of CEZ and Vodni Stavby, Praha
          received in the disposition of the Hotel Fortuna                                    $             -    $      7,957,012
                                                                                              =================  =================

       Common shares of CEZ and Vodni stavby, Praha transferred
          in lieu of cash payment for debt and accrued interest                               $             -    $      1,550,508
                                                                                              =================  =================

       Eastbrokers International shares issued for Eastbrokers Beteiligungs AG acquisition    $             -    $      5,450,000
                                                                                              =================  =================


































                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1996

                                   (UNAUDITED)


1.   BASIS OF PRESENTATION AND INTERIM REPORTING

     The financial statements of Eastbrokers International Incorporated (the "Company") for the quarter and nine months ended December 31, 1996 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

     The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and in the Company's Transitional Report on Form 10-KSB for the period ended March 31, 1996, include accounting policies and additional information pertinent to an understanding of these interim financial statements.

     For the quarter and nine months ended December 31, 1995, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company and its subsidiary, Hotel Fortuna a.s., for the quarter and nine months ended December 31, 1995.

     For the quarter and nine months ended December 31, 1996, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company for the quarter and nine months ended December 31, 1996. The financial position of its subsidiary, Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers AG") is as of September 30, 1996. The results of operations and cash flows of Eastbrokers AG are for the period from the date of acquisition (August 1, 1996) through September 30, 1996. The results of operations and cash flows of its former subsidiary, Hotel Fortuna a.s., are through the period prior to the disposition.

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

2.    ACQUISITION OF EASTBROKERS BETEILIGUNGS AKTIENGESELLSCHAFT

     On August, 1, 1996, the Company acquired 80 percent of the outstanding stock of Eastbrokers AG through the issuance of 5,400,000 shares of the Company (1,080,000 shares as adjusted for the reverse stock split effective September 1996). The Company later acquired an additional 245,320 shares in Eastbrokers AG increasing its ownership percentage to 83.62 percent. In a separate transaction, the Company purchased an additional 74,900 shares for cash, increasing its ownership percentage to 92.87%.

3.   DISCONTINUED OPERATIONS

     In October 1996, the Company agreed to sell its interest in the Hotel Fortuna, a.s. ("Fortuna") for 100,000 shares of Ceske energeticke zavody a.s. ("CEZ") and 86,570 shares of Vodni stavby Praha a.s. based on the then current market prices for each stock. In November 1996, the sales transaction was completed. As of the sale date, the Company revised its estimate of the net realizable value of the shares received based on the then current market prices for each stock. As a result, the Company recognized a loss on the sale of discontinued operations of ($1,323,083). An additional loss on discontinued operations of $74,220 was recognized for operating expenses incurred through the sale date.

                     EASTBROKERS INTERNATIONAL INCORPORATED

                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1996

                                   (UNAUDITED)



4.   SUBSEQUENT EVENTS

     By mid January 1997, the per share value of Ceske energeticke zavody a.s. ("CEZ") had returned to its October 1996 levels. As a result, the Company began selling off its interest in CEZ to reduce its overall market exposure in this stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB for the quarterly period ended December 31, 1996, makes reference to the Company's Current Report on Form 8-K dated August 1, 1996 ("Report"). The Report, which is incorporated by reference herein, includes information necessary or useful to an understanding of the Company's businesses and financial statement presentations. The Report more fully describes the terms and conditions of the Agreement between the Company and Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers AG") a Vienna, Austria based investment banking and stock brokerage firm. Such information relating to the Agreement between the Company and Eastbrokers AG is not contained in this Form 10-QSB. The Report is included as an exhibit in this Form 10-QSB and the Company will furnish a copy of this Report upon request made directly to the Company's headquarters at 15245 Shady Grove Road, Suite 340, Rockville, Maryland 20850, telephone number (301) 527-1110 and facsimile number (301) 527-1112.

On August 1, 1996, the Company consummated its acquisition of Eastbrokers AG reflecting its previously stated objective of seeking to invest into, merge with or acquire one or more companies in growth oriented industries. Although the Company's focus had been primarily in the Czech Republic, its original mission was to pursue such investment opportunities throughout Eastern and Central Europe. Eastbrokers AG is a holding company providing financial services in Eastern and Central Europe through its network of subsidiaries. The acquisition of Eastbrokers AG is intended to not only provide an earnings stream from its core brokerage business, but also positions the Company to provide investment banking and corporate finance services in an emerging market infrastructure and growth industries.

During the quarter ended December 31, 1996, management continued its program of augmenting mid-level personnel, leasing additional office space, and enhancing the management information systems in several of our Eastern European offices. Management also began preparations to offer certain services and products to firms and individuals associated with the U.S. capital markets.

On November 5, 1996, the Company consummated the sale of its ownership interest in the Hotel Fortuna a.s.. See Item 5 of this Form 10-QSB for information regarding the disposition of the Hotel Fortuna a.s. stock. Upon review of the market conditions facing the hotel industry in Prague, management determined that it would be in the best interest of the Company to liquidate its investment in the hotel. The Company intends to use the net proceeds generated from the sale to expand operations.

As consideration for the Company's shares of the Hotel Fortuna a.s., the Company received 100,000 shares of Common Stock of Ceske energeticke zavody a.s., nominal value 1,100 CZK ("CEZ"), a Czech utility company, and 86,570 shares of Common Stock of Vodni stavby Praha a.s., nominal value 1,000 CZK ("VS"), a Czech construction company. Both CEZ and VS are actively traded on the Prague Stock Exchange's Main Market ("PSE"). At the time of this filing, the Company was in the process of selling its interest in CEZ at the prevailing market prices to reduce its overall market exposure in this stock and was continuing to hold its shares of VS. At December 31, 1996, VS had a market value of 1,400 CZK per share or approximately $2,180,000 USD at the then current exchange rates. Management expects to hold this particular investment until such time as the per share market value approximates the negotiated price. However, there can be no assurance such a per share market value will occur.

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

On December 10, 1996, the Company held the 1996 Annual Meeting of Stockholders. At this meeting, the Board of Directors of the Company submitted to the shareholders three proposed amendments to the Company's Certificate of
Incorporation. Only one of these proposals passed, and the Certificate of Incorporation was amended accordingly. The other two proposals did not pass because the number of shares voted did not meet the required minimums. See Item 4 of this Form 10-QSB for a brief description of each matter voted upon, and the number of votes cast for, against, and withheld, the number of abstentions, and broker non-votes. The Board of Directors also submitted such proposals to the stockholders to elect two new directors, approve the 1996 stock option plan and ratify the appointment of the Company's independent auditors for the current fiscal year.

In January 1997, a date subsequent to this report, the Company entered into negotiations to purchase a broker dealer license and acquire office space in New York City as the location for a North American office. During the next few months, the Company will be incurring additional costs associated with the set up and opening of this new office. At present, management expects the new office to reach the break-even point approximately 10 months after opening.

The information contained in this Item contains forward looking statements. Readers are cautioned not to place undue reliance on this information which speaks only as of the date hereof. The matters referred to in such statements could be effected by the risks and uncertainties involved in the Company's business, including (without limitation) the effect of political, economic and market conditions both domestically and in Eastern and Central Europe. Further, the Company undertakes no obligation to release publicly any revisions to these forward looking statements to reflect events occurring after the date hereof or to reflect unanticipated events or developments.

Results of Operations. See Note 1 of the Notes to Consolidated Financial Statements For the Nine Months Ended December 31, 1996, for an explanation of the basis of presentation of the financial statements. For the three month period ended December 31, 1996, the Company generated consolidated revenues in the amount of $1,467,542, compared to $1,577,201 for the three month period ended December 31, 1995. This decrease is a combination of the effects of the disposition of the Hotel Fortuna a.s. and the acquisition of Eastbrokers AG on August 1, 1996. These consolidated financial statements contain the revenues and expenses of Eastbrokers AG for the period August 1, 1996 (date of acquisition) through September 30, 1996. The change is revenues is also affected by the change in the Company's fiscal year end. For the period ended December 31, 1995, the Company's consolidated financial statements contained the hotel's revenues and expenses for the quarter and six months ended December 31, 1995. For the period ended December 31, 1996, the Company's consolidated financial statements contain the hotel's revenues and expenses for the quarter through the date of sale of the Company's interest. The revenues and expenses of the hotel for the quarter ended September 30, 1996 are not reflected in the consolidated financial statements due to the sale of the Company's interest in the Hotel Fortuna a.s. This factor alone would have contributed to a significant decline in the revenues reported this period as compared to the same period one year ago. The bulk of the overall revenue decline was compensated by the acquisition of Eastbrokers AG.

The Company incurred total consolidated costs and expenses of $1,580,591 for the three month period ended December 31, 1996, compared to $1,218,881 for the three month period ended September 30, 1995. Most of the increase is attributable to the first consolidation of Eastbrokers AG's revenues and expense. Also, unexpected costs associated with the Eastbrokers AG acquisition are having a negative effect on earnings.

The Company incurred a consolidated net loss of $1,597,731 for the three month period ended December 31, 1996, compared to a consolidated net income of $143,420 for the three month period ended December 31, 1995. This dramatic shift in earnings is attributable to lower than expected earnings from the hotel through the sale date coupled with a loss on the sale of the hotel. Net earnings from the hotel increased from $79,284 to $110,345 for the periods ended September 30, 1995, and September 30, 1996, respectively.

During the quarter, the Company, acquired an additional 74,900 shares of Eastbrokers AG capital stock from outside shareholders in a transaction valued at approximately $1.1 million USD. As a result of this share purchase, the Company now owns 92.87 percent of Eastbrokers AG.

Eastbrokers AG provided additional funds to increase its equity in the Eastbrokers Warsaw unit and the Eastbrokers Budapest unit. The Eastbrokers Warsaw and Budapest units are using the funds for working capital.

On December 31, 1996, the Company had total current assets of $25,149,237 and total current liabilities of $14,335,008, compared to $7,126,846 and $200,478, respectively, on December 31, 1995. As of the date of this filing, the Company believes that it has adequate liquidity to meet its current obligations. However, no assurances can be made as to the Company's ability to meet its cash requirements subsequent to any further business combinations.

                           Part II -- OTHER INFORMATION



ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 10, 1996, the Company held the 1996 Annual Meeting of Stockholders of Czech Industries, Inc. ("Annual Meeting"). At this meeting, the Company's Board of Directors submitted three proposed amendments to the Company's Certificate of Incorporation to the stockholders. The Board of Directors also submitted proposals to the stockholders to elect two new directors, approve the 1996 stock option plan and ratify the appointment of the Company's independent auditors for the current fiscal year. The holders of 2,269,748 shares of stock entitled to vote, which constituted a quorum, were present at the annual meeting in person or by proxy. As of the record date, there were 2,871,000 shares issued and outstanding.

     Proposal No. 1 - Election of Directors. Two nominees, Wolfgang Kossner and August A. de Roode, were submitted to the stockholders. The nominations of Messrs. Kossner and de Roode to serve as directors for a three year term were approved by the stockholders., 2,250,520 voted for the proposal and 19,228 voted against the proposal with no votes abstained or unvoted.

     Proposal No. 2 - Amendment to the Certificate of Incorporation to Change the Name of the Corporation to Eastbrokers International Incorporated. Amendment was approved by the stockholders. 2,256,681 voted in favor of the proposal, 10,097 voted against the proposal, 2,970 abstained from voting and 601,252 did not vote.

     Proposal No. 3 - Amendment to the Certificate of Incorporation and By-laws Regarding Stockholder Meetings. Amendment was not approved by the stockholders. The required affirmative vote of sixty-six and two thirds percent of the outstanding shares was not met. 1,509,488 voted in favor of the proposal, 37,131 voted against the proposal, 3,575 abstained from voting and 1,320,806 did not vote.

     Proposal No. 4 - Amendment to the Certificate of Incorporation Regarding Removal of a Member of the Board of Directors. Amendment was not approved by the stockholders. The required affirmative vote of sixty-six and two thirds percent of the outstanding shares was not met. 1,535,991 voted in favor of the proposal, 12,003 voted against the proposal, 2,200 abstained from voting and 1,320,806 did not vote.

     Proposal No. 5 - Approval of the 1996 Stock Option Plan. The 1996 Stock Option Plan was approved by the stockholders. 1,224,711 voted in favor of the proposal, 146,698 voted against the proposal, 178,785 abstained from voting and 1,320,806 did not vote.

     Proposal No. 6 - Ratification of the Appointment of Auditors. The appointment of the accounting firm of Pannell Kerr Forster PC was approved by the stockholders. 2,177,162 voted in favor of the proposal, 83,724 voted against the proposal, 8,862 abstained from voting and 601,252 did not vote.

     An error was noted in the proxy statement sent with the Notice of Annual Meeting. The proxy statement incorrectly listed Ing. Petr Bednarik as an officer, director and owner of Stella Group a.s., a Prague based investment company. The correct information should have listed Ing. Petr Bednarik as an officer, director, and owner of Stratego Invest a.s., a Prague based investment company. The Board of Directors would like to apologize for this oversight and any misunderstanding or confusion it may have caused.

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

     The Company determined the value of the Hotel Fortuna a.s. shares by adding the Company's historical cost basis in the hotel with the Company's proportionate share of the hotel's earnings it received through June 30, 1996. Based on this computation, the Company valued its interest in the hotel at approximately $9,400,000 USD. The Company valued the CEZ and VS shares it was to receive as consideration by utilizing the then current market values of the shares as quoted on the PSE on October 1, 1996, the date of the execution of the contract. On October 1, 1996, the PSE quoted prices of CEZ and VS were 1,040 CZK and 1,900 CZK per share, respectively. Based on these October 1, 1996 quoted prices, the value of the consideration to be received was approximately $9,800,000 USD.

     On a date subsequent to obtaining the shares, the Company used 2,500 shares of CEZ and 30,302 shares of VS to repay the balance of the principal and interest due under a Note payable owed to Finn s.r.o. in the approximate amount of $2.1 million USD. Also, the Company sold 13,900 shares of VS at 1,800 CZK per share for approximately $930,000 USD.

     At the time of this filing, the Company was in the process of selling its interest in CEZ at the prevailing market prices to reduce its overall market exposure in this stock and was continuing to hold its shares of VS. At December 31, 1996, VS has a market value of 1,400 CZK per share and the Company's holdings is this stock were valued at approximately $2,180,000 USD at the then current exchange rates.

     As noted in Note 3 of the Notes to Consolidated Financial Statements, the Company has recognized a loss on the sale of discontinued operations of ($1,323,083) and a loss on discontinued operations of $74,220 for operating expenses incurred through the date of sale of its interest in the Hotel Fortuna a.s.

     The Stock Purchase Agreement for the purchase of Eastbrokers AG contains certain covenants relating to the sale of the Hotel Fortuna a.s. that may require an adjustment of the purchase price. These potential adjustments, if enforced, would require the Company to issue additional shares of common stock to the principals of Eastbrokers AG based on a formula contained in the Stock Purchase Agreement. The principals of Eastbrokers AG have agreed to waive any purchase price adjustment that might have been required under the terms of this agreement.

     The transaction between the Company and Y.S.E. a.s. was arranged by Stratego Invest a.s., a broker-dealer and financial consulting company organized under the laws of the Czech Republic. Ing. Petr Bednarik, a director and shareholder of the Company, is the Chairperson of the Supervisory Board and a beneficial owner of Stratego Invest a.s. For providing services related to the transaction, Stratego Invest a.s. was to have received a commission fee of 1,000,000 CZK (approximately $37,000
     USD). Stratego Invest a.s. has agreed to waive its commission related to this transaction.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits required by Item 601 of Regulation S-B

      Exhibit No.    Description

        (3)(i) Certificate of Incorporation of Czech Industries, Inc., as amended

        (10.1)       Stock Sale/Purchase Agreement

        (10.2)       1996 Stock Option Plan

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


      EASTBROKERS INTERNATIONAL INCORPORATED
                   (Registrant)



By           /s/ Martin A. Sumichrast
  ----------------------------------------------
               Martin A. Sumichrast
 Chief Financial Officer, Executive Vice-President

Dated:  February 13, 1997

                                INDEX TO EXHIBITS



                                                                                                        PAGE
                                                                                                        ----
      Exhibit No.        Description
      -----------        ---------------
        (3)(i)           Certificate of Incorporation of Czech Industries, Inc., as amended.              15

        (10.1)           Stock Sale/Purchase Agreement                                                    23

        (10.2)           1996 Stock Option Plan                                                           25

        (27.1)           Financial Data Schedule (Electronic Filing Only).

        (27.2)           Item 2 of Current Report on Form 8-K dated August 1, 1996.*














































     * Incorporated by reference from Current Report on Form 8-K dated August 1, 1996 (File No. 0-26202).