Form 10KSB
period 1997-03-31
EASTBROKERS INTERNATIONAL INC
filed 1997-07-01
CIK 899627

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-KSB
                             -----------------------

        [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997

                                       OR

        [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                             -----------------------

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

                                 (301) 527-1110
                (Issuer's telephone number, including area code)

                             CZECH INDUSTRIES, INC.
                   (Former name, if changed since last report)
                             -----------------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.05 par value
                                Class A Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]

State issuer's revenues for its most recent fiscal year:  $5,552,069.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and ask price of such stock on June 27, 1997 was $10,162,084.

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on June 27, 1997, was 3,003,000.

Transitional Small Business Disclosure Format:  Yes  [ ]  No  [X]


================================================================================

                                  EASTBROKERS INTERNATIONAL INCORPORATED


                                           Index to Form 10-KSB


                                                                                                                 Page
                                                  PART I
Item  1.  Description of Business................................................................................   3
Item  2.  Description of Property................................................................................  12
Item  3.  Legal Proceedings......................................................................................  12
Item  4.  Submission of Matters to a Vote of Security Holders....................................................  12


                                                 PART II

Item  5.  Market for Common Equity and Related Stockholder Matters...............................................  13
Item  6.  Management's Discussion and Analysis or Plan of Operation..............................................  15
Item  7.  Financial Statements
             Historical Financial Statements
                Independent Auditor's Report.....................................................................  21
                Consolidated Statements of Financial Condition...................................................  22
                Consolidated Statements of Operations
                  Year Ended December 31, 1995, Transition Period Ended March 31, 1996,
                     and Year Ended March 31, 1997...............................................................  23
                Consolidated Statements of Changes in Stockholders' Equity.......................................  24
                Consolidated Statements of Cash Flows............................................................  25
                Notes to Consolidated Financial Statements.......................................................  27
Item  8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...................  40


                                                 PART III

Item  9.  Directors and Executive Officers of the Registrant.....................................................  41
Item 10.   Executive Compensation................................................................................. 43
Item 11.   Security Ownership of Certain Beneficial Owners and Management......................................... 46
Item 12.   Certain Relationships and Related Transactions......................................................... 47
Item 13.   Exhibits and Reports on Form 8-K....................................................................... 49
Signatures........................................................................................................ 50



                                     PART I


Item  1. DESCRIPTION OF BUSINESS

GENERAL

     Certain information set forth in this report under the captions "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis or Plan of Operation" includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties, including but not limited to the effect of political, economic and market conditions both domestically and in Eastern and Central
Europe. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of the date hereof and are referred to in the discussion of risks and uncertainties set forth under the caption "Risk Factors" which appears later in this Item 1. The Company undertakes no obligation to release any revisions to the forward looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

REVERSE STOCK SPLIT

     At a Special Meeting of the Company's shareholders held on September 10, 1996, the shareholders approved a one-for-five reverse split of the Company's Common Stock. Unless otherwise indicated, the information contained herein gives effect to the one-for-five reverse stock split of the issued and outstanding Common Stock and the reduction in the authorized number of shares of Common Stock from 50,000,000 to 10,000,000.

CHANGE OF NAME

     At the 1996 Annual Meeting of Shareholders held on December 10, 1996, the shareholders of Czech Industries, Inc. approved the change of the Corporation's name to Eastbrokers International Incorporated (the "Company" or "Eastbrokers"). The Board of Directors of the Company believes that the change of name more accurately reflects the nature and scope of the Company's business and will serve to enhance the Company's recognition by reflecting the expansion of its business activities in Central and Eastern Europe.

BACKGROUND

     Eastbrokers International Incorporated (the "Company") was incorporated in the State of Delaware on January 20, 1993, as the Czech Fund in order to take advantage of the rapid growth in business opportunities arising from the privatization of the newly-democratized Czech Republic by merging with or acquiring Czech businesses.

     In July 1993, the Company had a small initial public offering, following which it purchased a controlling interest in Hotel Fortuna, a.s., a Czech corporation owning a hotel located in Prague, and was renamed Czech Industries, Inc. The Company also entered into an agreement to acquire a controlling interest in Moravacentrum, a collection of eight department stores in Brno. This acquisition was consummated using a portion of the $15 million gross proceeds from a secondary public offering in June 1995.

     Later in 1995, however, the Company shifted its focus in response to changes in the marketplace. As major institutional investors began to appreciate the investment opportunities available in the Czech Republic, most of such opportunities were seized by a limited number of major institutions which now control much of the Czech economy. This development made it very difficult for smaller players such as the Company to effectively take advantage of available opportunities.

     In 1996, the Company received what it considered an attractive offer for its interest in Moravacentrum. The Company accepted this offer to sell Moravacentrum, determining that the sale proceeds could be better applied towards other acquisitions which would provide better prospects for return on investment.

     Having considered a variety of investments, the Company decided on the acquisition of Eastbrokers Beteiligungs AG ("Eastbrokers Vienna"), an Austrian brokerage company with offices throughout Central and Eastern Europe. This transaction enhanced the Company's prospects by both providing the Company with a vehicle for its existing acquisition strategy while extending its opportunities beyond the Czech Republic to the entirety of Central and Eastern Europe. The acquisition was completed on August 1, 1996. Following the acquisition, the Company's name was changed to Eastbrokers International Incorporated.

     The Company, through its Vienna-based subsidiary, Eastbrokers Vienna, provides financial services in Eastern and Central Europe. The principal strategic objective of the Company is to establish controlling ownership of independent broker-dealers and to create a network that provides access to emerging market investment opportunities in Eastern and Central Europe. Through its U.S. subsidiary, Eastbrokers North America, Inc., the Company intends to market these investment opportunities to Western European and United States institutional and commercial investors.

     Eastbrokers Vienna's primary business is to provide its customers with stock brokering and investment banking services. Eastbrokers Vienna conducts business through its head office in Vienna, Austria and in its subsidiary and affiliate offices located in (a) Prague, Czech Republic (b) Budapest, Hungary,
(c) Bratislava, Slovakia, (d) Almaty, Kazakhstan, (e) Istanbul, Turkey, (f) Moscow, Russia, (g) Bucharest, Romania, (h) Sofia, Bulgaria, (i) Ljubljana, Slovenia, (j) Zagreb, Croatia, and (k) Warsaw, Poland. Through its subsidiaries and affiliate offices, the Company is a member of the Vienna Stock Exchange, the Budapest Stock Exchange, the Bratislava Stock Exchange, the Zagreb Stock Exchange, the Ljubljana Stock Exchange, the Bucharest Stock Exchange, the Central Asian Stock Exchange, the Warsaw Stock Exchange and a shareholder and member of the Prague Stock Exchange. Eastbrokers Vienna also owns 49% of WMP Borsenmakler AG ("WMP"), a publicly-held Austrian investment banking and brokerage firm.

     Through its Vienna affiliate, Eastbrokers Vienna's brokerage, trading and market making business generates approximately 10% of all revenues. Eastbrokers Vienna conducts its sales activities as principal and agent on behalf of its clients. Eastbrokers Vienna primarily distributes and trades Eastern and Central European equity securities and to a lesser degree, debt securities. Eastbrokers Vienna, through WMP, actively makes a market for the securities of more than 400 companies on the Vienna Stock Exchange.

     Eastbrokers Vienna is also a leading Eastern and Central European investment banking firm which provides advice to, and raises capital for Eastern and Central European companies. Eastbrokers Vienna provides advisory services on key strategic matters such as mergers, acquisitions, privatizations, joint ventures as well as long range financial planning. Eastbrokers Vienna seeks to raise much of its capital in Western Europe through institutional and commercial investors.

     Additionally, through its recently acquired subsidiary in the United States, Eastbrokers North America, Inc. ("Eastbrokers NA", member NASD, the Company intends to provide added value, performance-driven research, trading, asset management and corporate finance services in the emerging markets of Central and Eastern Europe to North American institutional investors (buyside and sellside) and high net worth individuals. The U.S. based broker dealer is expected to complement the existing European based units. Eastbrokers NA intends to focus on seeking out North American companies whose primary focus is Central and Eastern Europe. Differentiation of the services provided will be emphasized in an effort to enable Eastbrokers NA to fulfill its objective of assisting existing foreign units by accessing and transacting with North American capital markets, which represent a source of emerging market capital, through quality research and by establishing relationships that would evolve naturally into other financial related products and services. The Company has not previously operated a broker dealer in the United States and there can be no assurance that Eastbrokers NA can be successfully established or operated.

ACQUISITIONS AND DISPOSITIONS DURING THE FISCAL YEAR

     Through a series of stock purchase transactions beginning July 1995, the Company purchased a 42.75% equity interest in Moravacentrum a.s., a joint stock company which owns a major quality department store chain based in Brno, Czech Republic. In December 1995, the Company entered into an agreement to sell its shares in Moravacentrum a.s. for approximately $8.73 million. The parties agreed upon an installment sale, and, the final installment was paid in April 1996. The Company recorded a gain from the sale aggregating approximately $1.2 million. The Company determined that the sale of Moravacentrum a.s. presented a unique opportunity to accelerate further mergers and acquisitions through increased working capital.

     On August, 1, 1996, the Company acquired 80 percent of the outstanding stock of Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers Vienna") through the issuance of 1,080,000 shares of the Company's common stock valued at $5,400,000. As a participant in Eastbrokers Vienna's capital increase, the Company subsequently acquired an additional 245,320 of an available 270,000 shares for cash increasing its ownership percentage to 83.62 percent. In three separate transactions in November and December 1996 and March 1997, the Company purchased 81,550 additional shares, increasing its ownership percentage to approximately 94 percent.

     The fair value of the net assets acquired under these transactions approximated $8,400,000. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired resulted in the Company recording approximately $1,950,000 in goodwill, which is being amortized over 25 years on a straight-line basis. These consolidated financial statements include the results of operations of Eastbrokers Vienna from the date of acquisition through December 31, 1996. See
Item 7 - Financial Statements. The purchase agreements contain certain provisions whereby the selling shareholders may be eligible to receive an additional 120,000 shares of the Company's common stock in the event certain earnings targets are achieved.

     On October 1, 1996, the Company entered into an agreement with Y.S.E. a.s. to dispose of the Company's controlling equity interest in the Hotel Fortuna a.s. The Company had owned 251,000 shares of Common Stock of the Hotel Fortuna a.s., which owns and operates a 242 room hotel, restaurant and lounge located in Prague, Czech Republic. The disposition of the Company's interest in the Hotel Fortuna a.s. is deemed to be a disposition of a significant amount of the Company's assets.

     In return for its equity interest in the Hotel Fortuna a.s., the Company received 100,000 shares of Common Stock of Ceske energeticke zavody a.s., nominal value 1,100 CZK ("CEZ"), a Czech utility company, and 86,570 shares of Common Stock of Vodni stavby Praha a.s., nominal value 1,000 CZK ("VS"), a Czech construction company. Both CEZ and VS are actively traded on the Prague Stock Exchange's ("PSE") Main Market. The VS shares were transferred to the Company on or about October 15, 1996, and the CEZ shares were transferred to the Company about November 5, 1996. Although the Company received the shares at various dates, the title to these shares did not transfer until the delivery of the Hotel Fortuna, a.s. shares. The Company transferred its shares of the Hotel Fortuna a.s. to Y.S.E. a.s. on or about November 6, 1996 which also represents the final closing of the sale.

     The Company determined the cost basis of the Hotel Fortuna a.s. shares by adding the Company's historical cost basis in the hotel with the Company's proportionate share of the hotel's earnings it received through June 30, 1996. Based on this computation, the Company determined that the cost basis of its interest in the hotel was approximately $9,400,000 USD. In negotiating the sale of the Company's interest in Hotel Fortuna, a.s., the Purchaser offered shares of CEZ and VS as consideration for the shares of Hotel Fortuna, a.s. The Company negotiated the number of the CEZ and VS shares it was to receive as consideration by utilizing the then current market values of the shares as quoted on the PSE on October 1, 1996, the date of the signing of the contract. On October 1, 1996, the PSE quoted prices of CEZ and VS were 1,040 CZK and 1,900 CZK per share, respectively. Based on these October 1, 1996 quoted prices, the value of the consideration to be received was approximately $9,800,000 USD.

     The Company valued the consideration received on the sale of its interest in Hotel Fortuna, a.s. as of November 6, 1996, which is the date title to these shares was transferred to the Company. This is consistent with the provisions of current accounting literature which describes the conditions required to be met for a sale to be considered consummated. As of November 6, 1996, the per share prices of the CEZ and VS were 950 CZK and 1,300 CZK, respectively, which represented approximately $7,957,012 USD at the then current exchange rates. The Company classified these shares as available for sale securities.

     On a date subsequent to obtaining the shares, the Company used 2,500 shares of CEZ and 30,302 shares of VS to repay the balance of the principal and interest due under a Note payable owed to Finn s.r.o. in the approximate amount of $2.1 million USD. Also, the Company sold 13,900 shares of VS at 1,800 CZK per share for approximately $910,000 USD.

     In January and February 1997, the Company sold its entire interest in CEZ in a series of transactions with a total value of approximately $3,700,000 USD. The average sales price per share was 1,067 CZK.

     On March 6, 1997, the Company purchased a 90% interest of Financial Planning Services International, Inc. ("FPS"), a Delaware corporation and member of the National Association of Securities Dealers, Inc. ("NASD"), from Mr. Robert Sass, a non-affiliate. In consideration of the 90% interest, the Company issued to Mr. Sass, 22,500 shares of the Company's common stock. The Company subsequently renamed FPS to Eastbrokers North America, Inc. ("Eastbrokers NA"). Mr. John Paul DeVito, Vice President of Brokerage and Sales and President and CEO of Eastbrokers NA purchased the balance of the 10% of FPS for 2,500 shares of the Company's Common Stock. Mr. DeVito purchased the 2,500 shares from the Company at $4.00 per share for an aggregate amount of $10,000, $9,875 of which was loaned to Mr. DeVito by the Company in exchange for a promissory note. Mr. Sass is a board member of the Eastbrokers NA and serves as an advisor to the Chairman of the Board of the Company.

GOVERNMENT REGULATION

     The Company has operations based in 12 foreign countries. The Company is exposed to the risk of changes in social, political and economic conditions inherent in foreign operations, including changes in the laws and policies that govern foreign investment in countries where it has operations as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. There can be no assurance as to the future effect of changes in social, political and economic conditions on the Company's business or financial condition.

COMPETITION

     The Company encounters substantial competition from both foreign and domestic businesses in Central and Eastern Europe. A large number of established and well-financed entities including multinational businesses and investment banking firms such as Creditanstaldt, Credit Suisse-First Boston, ING Bearings and ABN Amro, have recently and substantially increased their business activities in Central and Eastern Europe. Nearly all of such entities have substantially greater financial resources, technical expertise and managerial capabilities than the Company, and consequently, the Company may be at a substantial competitive disadvantage in the conduct of its business in Central and Eastern Europe.

EMPLOYEES

     The Company currently has 207 full-time employees and 28 part-time employees.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     The Company must comply with various federal, state and local regulations relating to the protection of the environment. Federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environnment or otherwise relating to the protection of the environment will not, in the opinion of the Company, have a material effect on the capital expenditures, earnings, or the competitive position of the Company.

RISK FACTORS

Volatile Nature of Securities Business

     The securities business is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, trading, arbitrage and merchant banking activities, counterparty failure to meet commitments, customer fraud, employee fraud, misconduct and errors, failures in connection with the processing of securities transactions and litigation.

     The Company's principal business activities, investment banking, securities sales and trading and correspondent brokerage services are, by their nature, highly competitive and subject to various risks, volatile trading markets and fluctuations in the volume of market activity. Consequently, the Company's net income and revenues have been, and may continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond the Company's control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions.

     The securities business and its profitability are affected by many factors of a national and international nature, including economic and political conditions, broad trends in business and finance, legislation and regulation affecting the national and international business and financial communities, currency values, inflation, market conditions, the availability of short-term or long-term funding and capital, the credit capacity or perceived creditworthiness of the security industry in the marketplace and the level and volatility of interest rates.

     A securities firm's business and its profitability are also affected by the firm's credit capacity or perceived creditworthiness and competitive factors, including its ability to attract and retain highly skilled employees. These and other factors may contribute to reduced levels of new issue or merger, acquisition, restructuring, and leveraged capital activities, including leveraged buyouts and high-yield financing, or the level of participation in financing and investment related to such activities, generally resulting in lower revenues from investment and merchant banking fees and underwriting and corporate development investments. Reduced volume of securities transactions and reduced market liquidity generally result in lower revenues from dealer and trading activities and commissions.

     Lower price levels of securities may result in a reduced volume of transactions and in losses from declines in the market value of securities held in trading, investment and underwriting positions. Sudden sharp declines in market values of securities and the failure of issuers and counterparties to perform their obligations can result in illiquid markets. In such markets, the Company may not be able to sell securities and may have difficulty in covering its securities positions. Such markets, if prolonged, may also lower the Company's revenues from investment banking, merchant banking and other investments, and could have a material adverse effect on the Company's results of operations and financial condition.

Significant Competition Within the Securities Industry

     The Company encounters significant competition in all aspects of the securities business and competes worldwide directly with other domestic and foreign securities firms, a number of which have greater capital, financial and other resources than the Company. In addition to competition from firms currently in the securities business, there has been increasing competition from other sources, such as commercial banks and investment boutiques.

     As a result of anticipated legislative and regulatory initiatives in the U.S. to remove or relieve certain restrictions on commercial banks, it is possible that competition in some markets currently dominated by investment banks may increase in the near future.

     Such competition could also affect the Company's ability to attract and retain highly skilled individuals to conduct its various businesses. The principal competitive factors influencing the Company's business are its professional staff, the Company's reputation in the marketplace, its existing client relationships, the ability to commit capital to client transactions and its mix of market capabilities. The Company's ability to compete effectively in securities brokerage and investment banking activities will also be influenced by the adequacy of its capital levels. In addition, the Company's ability to expand its business may depend on its ability to raise additional capital. See "Description of Business - Competition".

Business Subject to Extensive Federal, State and Foreign Regulations

     The Company's business is, and the securities industry generally is, subject to extensive regulation in Austria and all other Central and Eastern European states where its subsidiaries operate at the state level, as well as by industry self-regulatory organizations ("SROs"). The company is also subject to regulation by various foreign financial regulatory authorities in the jurisdictions outside of Austria or Central and Eastern Europe where it does business, including by The Securities and Futures Authority of the United Kingdom and the Securities and Exchange Commission of the United States of America. See "Description of Business - Governmental Regulation".

     Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be unclear. The Austrian Ministry of Finance (the "Ministry"), other governmental regulatory authorities, including state securities regulators, and SROs, including the Vienna Stock Exchange Chamber, may institute administrative or judicial proceedings or arbitrations which may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the de-registration or suspension of a broker-dealer, investment adviser or futures commission merchant, the statutory disqualification of its officers or employees or other adverse consequences, and, even if none of such actions is taken, could have a material adverse effect on the Company's perceived creditworthiness, reputation and competitiveness. Customers of the Company or others who allege that they have been damaged by the Company's violation of applicable regulations also may seek to obtain compensation from the Company, including the unwinding of any transactions with the Company.

     Additional legislation and regulations, including those relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the Ministry or other Austrian or foreign governmental regulatory authorities and SROs or changes in the interpretation or enforcement of existing laws and rules may adversely affect the manner of operation and profitability of the Company.

     The Company's businesses may be materially affected not only by regulations applicable to it as a financial market intermediary, but also by regulations of general application. For example, the volume of the Company's underwriting, merger and acquisition and merchant banking business in any year could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Austrian Central Bank) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities. From time to time, various forms of anti-takeover legislation and legislation that could affect the benefits associated with financing leveraged transactions with high-yield securities have been proposed that, if enacted, could adversely affect the volume of merger and acquisition and investment banking business, which in turn could adversely affect the Company's underwriting, advisory and trading revenues related thereto.

Market, Credit and Liquidity Risks Associated with Underwriting and Trading Activities

     The Company's underwriting, securities trading, market-making and arbitrage activities are conducted by the Company as principal and subject the Company's capital to significant risks, including market, credit (including counterparty) and liquidity risks.

     The Company's underwriting, securities trading, market-making and arbitrage activities often involve the purchase, sale or short-sale of securities as principal in markets that may be characterised by relative illiquidity or that may be particularly susceptible to rapid fluctuations in liquidity. The Company from time to time has large position concentrations in certain types of securities or commitments and in the securities of or commitments to a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, or issuers engaged in a particular industry. Through its subsidiaries and affiliate offices, the Company engages in proprietary trading of Eastern European securities with an emphasis on government and corporate bonds, local debt instruments and Central and Eastern European equity securities, which involve risks associated with the political instability and relative currency values of the nations in which the issuer principally engages in business as well as the risk of nationalisation. In addition, the Company has, from time to time, substantial position concentrations in or commitments to high-yield issuers.

     These securities generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions. The level of the Company's high-yield securities inventories and the impact of such activities upon the Company's results of operations can fluctuate from period to period as a result of customer demands and economic and market considerations.

     In addition, the trend in all major capital markets, for competitive and other reasons, toward larger commitments on the part of lead underwriters means that, from time to time, an underwriter may retain significant position concentrations in individual securities. Such concentrations increase the Company's exposure to specific credit, market and political risks. In addition, material fluctuations in foreign currencies vis-a-vis the U.S. dollar, in the absence of countervailing covering or other procedures, may result in losses or gains in the carrying value of certain of the Company's assets located or denominated in non-U.S. jurisdictions or currencies. See "Management's Discussion and Analysis or Plan of Operation".

Capital Intensive Nature of and Potential Losses Resulting from Merchant Banking Activities

     Securities firms, including the Company, increasingly facilitate major client transactions and transactions sponsored by their proprietary pools of capital by using their own capital in a variety of investment activities that have been broadly described as merchant banking.

     Such activities include, among other things, purchasing equity or debt securities or making commitments to purchase such securities in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts and high-yield financing. Such positions and commitments may involve substantial amounts of capital and significant exposure to any one issuer or business, as well as market, credit and liquidity risks. Equity securities purchased in these transactions generally are held for appreciation, are not readily marketable and typically do not provide dividend income. Debt securities purchased in such transactions typically rank subordinate to bank debt of the issuer and may rank subordinate to other debt of the issuer. In addition, the Company also provides and arranges bridge financing, which assures funding for major transactions, with the expectation that refinancing will be obtained through the placement of high-yield debt or other securities. Such activities may also involve substantial amounts of capital and significant exposure to any one issuer as well as various risks associated with credit conditions and vulnerability to general economic conditions.

     There can be no assurance that the Company will not experience significant losses as a result of such activities. See "Management's Discussion and Analysis or Plan of Operation".

Derivative Financial Instruments

     At the present time, the Company does not engage in the use of derivatives financial instruments. In many of the countries where the Company has operations, the local currencies are referred to as "soft" or "exotic". As such, there are very few, if any, cost effective hedging strategies available to the Company or potential investors. The Company's inability to engage in currency hedging activities, in a cost effective manner, may result in its earnings being subject to greater volatility due to exchange rate fluctuations against the U.S. dollar.

Dependence upon Availability of Capital and Funding

     A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising from securities transactions. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. However, certain of the Company's activities such as merchant banking frequently involve substantial capital commitments in securities which are often illiquid. The funding needs of the Company are satisfied from internally generated funds and capital, including equity, long-term debt and short-term borrowings which consist of securities sold under agreements to repurchase ("repurchase agreements"), master notes and committed and uncommitted lines of credit.

     All repurchase transactions and a portion of the Company's bank borrowings are made on a collateralized basis. Liquidity management includes the monitoring of assets available to hypothecate or pledge against short-term borrowing. The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others. The volume of the Company's borrowings generally fluctuates in response to changes in the amount of resale transactions outstanding, the level of the Company's securities inventories and overall market conditions. Availability of financing to the Company can vary depending upon market conditions, the volume of certain trading activities, credit ratings, credit capacity and the overall availability of credit to the securities industry and there can be no assurance that adequate financing to support the Company's businesses will continue to be available in the future. See "Management's Discussion and Analysis or Plan of Operation".

Potential Restrictions on Business of, and Withdrawal of Capital from, Regulated Subsidiaries Resulting from Net Capital Requirements

     As a registered broker-dealers and member of numerous stock exchanges throughout Central and Eastern Europe, the Company is required to comply with each of the countries' regulatory authorities and net capital rules of the stock exchanges. These rules, which specify minimum net capital requirements for registered broker-dealers and stock exchange members, are designed to assure that broker-dealers maintain adequate regulatory capital in relation to their liabilities and the size of their customer business and have the effect of requiring that at least a substantial portion of their assets be kept in cash or highly liquid investments. Compliance with such net capital requirements could limit operations that require the intensive use of capital, such as underwriting and trading activities. These rules also could restrict the Company's ability to withdraw capital from the regulatory authorities, even in circumstances where these authorities hold more than the minimum amount of the Company's required capital, which in turn, could limit the Company's ability to pay dividends, repay debt and redeem or repurchase shares of its outstanding capital stock.

Potential Securities Laws Liability

     Many aspects of the Company's business involve substantial risks of liability. In recent years, there has been increasing incidence of litigation involving the securities industry, including class actions that generally seek substantial damages. Companies engaged in the underwriting and distribution of securities are exposed to substantial liability under applicable securities laws.

Dependence on Personnel and Certain Key Management

     Most aspects of the Company's business are dependent on highly-skilled individuals. The Company devotes considerable resources to recruiting, training and compensating such individuals and has taken further steps to encourage such individuals to remain in the Company's employ. Individuals employed by the Company may, however, choose to leave the Company at any time to pursue other opportunities. In addition, the operation of the Company's business is principally dependent on certain key management personnel. In particular, Martin
A. Sumichrast and Peter Schmid have played significant roles in the promotion, development and management of the Company. If the employment by the Company of either of these two people terminates, or they are unable to perform their duties, there may be a significant adverse effect on the performance of the Company as a whole. At the present time, the Company does not have a key-man life insurance policy in effect with respect to Mr. Schmid. See "Item 9".

Operating Losses and Financial Condition

     Since its formation, the Company has suffered substantial cash flow deficits and operating losses. The net loss for the year ended March 31, 1997 was $866,411. As of such date, the Company had cash and cash equivalents of $4,755,723 and net working capital of approximately $6,500,000. There can be no assurance that the Company's future operations will be profitable or that it will have available funds adequate to fund its operations. Should the operations of the Company be profitable, it is likely that the Company would retain much or all of its earnings to finance future growth and expansion.

"Penny Stock" Regulations May Impose Certain Restrictions on Marketability of Securities

     The Securities and Exchange Commission ("Commission") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price less than $5.00 per share, subject to certain exceptions. The Company's Common Stock is currently listed in the Nasdaq SmallCap Market and, as a result, such securities are currently exempt from the definition "penny stock." If the Common Stock is removed from listing on Nasdaq at any time, the Company's securities may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000, $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities in the secondary market.

Proposed Changes to Nasdaq Listing Requirements

     On November 6, 1996, the Board of Directors of Nasdaq approved proposed changes to the entry standards necessary to qualify for listing on both the Nasdaq National Market (the "National Market") and the Nasdaq SmallCap Market. Following a 30-day comment period, the Nasdaq Board of Directors has considered comments, made modifications of the proposed changes and filed the rule changes with the Securities and Exchange Commission for final approval. Among the proposed changes to the Nasdaq SmallCap Market listing and maintenance criteria are the following: eliminating the alternative test to the $1 minimum bid price; extending the corporate governance standards currently required by the National Market to the SmallCap issuers; increasing the quantitative standards; and implementing a requirement that auditors of Nasdaq-listed companies be subject to proper review. If the proposed or other changes to the listing and maintenance criteria are approved by the Securities and Exchange Commission, there can be no assurance that the Company will be able to fulfill such criteria.

Delisting of Securities to Adversely Affect Market

     In the event that the Common Stock were to no longer meet applicable Nasdaq requirements and were delisted from Nasdaq, the Company would attempt to have its securities traded in the over-the-counter market via the Electronic Bulletin Board or the "pink sheets." In such event, holders of the Company's securities would likely encounter greater difficulty in disposing of these securities and/or obtaining accurate quotations as to the prices of the Company's securities.

Specific Risks of the Geographic Area Covered by the Company

     The Company's investments will be primarily in securities of issuers resident in an area which is currently in a state of flux - Central and Eastern Europe and Central Asia. Its political institutions and economic policies now face the challenges of rapid change. Its population is ethnically diverse and cultural and religious tensions abound. Memories of conflicts, past injustices and the legacy of the denial of justice and the expropriation of property will continue to create tension for years to come. These problems will compound the difficulties of the change from a centrally planned economy to a market economy. For these reasons the Company's investments will be subject to risks of a nature and degree not normally encountered in relation to more developed economies and additional to those inherent in any equity investment. Specific examples of some of these risks are described below:

     Liquidity of the Company's Investments: The nature of the Company's investments limits their potential secondary market. Accordingly, the Company may not be able to achieve the full value of its investments on disposal. Once local stock markets are operational, it is anticipated that liquidity will improve, but there exists no guarantee that the markets should be as liquid as those of developed countries. Due to the risks of illiquidity of its investments, the Company could be faced with a risk of non-reimbursement of its loans.

     Political and Economic Factors: The countries in which the Company's operations are concentrated had centrally-planned, socialist economies for many years. Attempts at political and economic reform have been made with limited success and it is impossible to foresee if such reforms will achieve their intended aims. Restrictions may be imposed on investing in specific companies or industries which may be considered to be important or sensitive to national interests and which may also represent the best investment opportunities. In addition, investments may be expropriated on a change of government policy.

     Valuation Risk: Accounting and financial reporting standards in the selected countries are not equivalent to International Accounting Standards and consequently, less information is available to investors in the selected countries than in more developed capital markets. Nevertheless, the Company will use for the valuation, financial reports issued by international auditing firms and all other means will be applied in order to monitor the unlisted investments.


     Problems of Transition and Business Failure: Until very recently, virtually all industrial output within the Comecon and Warsaw Pact countries was from state-owned industry. As a result, few individuals understand basic capitalistic management skills and techniques. Privatization of much of the region's industry and the transition to a more market-orientated economy will be difficult. Industry in the region is considerably less developed and less efficient than industry in Western Europe and, in addition to doubts as to the continuing viability of much of the region's industry, those businesses which survive are likely to require considerable capital investment and restructuring. The failure of one or more businesses in which the Company has invested may have a significant adverse effect on the performance of the Company as a whole.

     Legal Infrastructure: The Company and its advisors will be reliant on legal advisors in the jurisdictions in which it invests. Due to the inadequacy or immaturity of legal systems in some jurisdictions and the difficulty of obtaining adequate or satisfactory legal advice, it may be impossible to be certain that the Company has valid legal title to the investments located in such jurisdictions or to be able to protect its interests in such investments.

     Changes in Law and Enforcement of Rights: Legislation relating to securities, stock markets and property rights is either non existent or has been introduced very recently in several of the countries where the Company's operations are located. Existing legislation is likely to be subject to extensive amendment and significant new legislation may be introduced at any time. It may be difficult to enforce the Company's rights in cases where competing claims arise or in case of re-nationalization.

     Investment and Repatriation Restrictions: Repatriation of investment income, capital and the proceeds of sales by foreign investors may require governmental registration and/or approval. A number of countries in which the Company may invest do not have freely convertible currencies or their currencies may only be convertible at rates determined by their governments. Repatriation restrictions may also be imposed at any time. Changes in the value of currencies in which the Company's investments are denominated will result in a corresponding change in the value of the Company's assets which are generally denominated in the local functional currencies. Investors should note that the local currencies involved may be subject to rapid devaluation against the major "hard" currencies, with the result that delays in currency conversion may cause significant losses.

     Taxation: Taxation of dividends and capital gains received by non-residents varies among the selected countries. In addition, the selected countries generally have less well-defined tax laws and procedures, and such laws may permit retroactive taxation. As a result, the Company could in the future become subject to local tax liabilities that had not been anticipated in conducting its investment activities or valuing its assets. The Company may, if, in the opinion of the Directors and the Company's Tax Advisor, it is likely to be fiscally beneficial for the Company, invest via one or more wholly owned subsidiaries located in any jurisdiction in the world.

Enforceability of Civil Liabilities

     A substantial portion of the Company's assets are located outside the United States. It may be difficult for investors to enforce outside of the United States judgments against the Company obtained in the United States in any actions, including actions predicated upon the civil liability provisions of the securities laws of the United States. In addition, certain of the officers and directors of the Company are not citizens or residents of the United States and all or a substantial portion of the assets of such persons are or may be located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States against such persons or to enforce judgments obtained in the United States, including judgments predicated upon the civil liability provisions of the securities laws of the United States.


Item  2. DESCRIPTION OF PROPERTY

     The Company does not own any properties and is not a party to any material leases.


Item  3. LEGAL PROCEEDINGS

         The Company is not a party to any material litigation.


Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the Company's fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "EAST" (previously, the symbol was "CZCH").

     The following table sets forth the reported high and low bid quotations (as adjusted for the one-for-five reverse split of the Company's Common Stock) of the Common Stock for the periods indicated, commencing with the date the Common Stock became listed on the NASDAQ SmallCap Market (June 8, 1995). Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                 Common Stock
                                   -----------------------------------------
                                          High                  Low
                                   -------------------- --------------------

            1995
        Second Quarter                   $ 32.5000           $  20.0000
        (June 8-June 30)
        Third Quarter                    $ 26.2500           $   8.1250
        Fourth Quarter                   $ 11.8750           $   5.0000
            1996
        First Quarter                    $  9.0625           $   5.0000
        Second Quarter                   $ 13.7500           $   5.6250
        Third Quarter                    $ 11.2500           $   4.5625
        Fourth Quarter                   $  6.0000           $   3.5000
            1997
        First Quarter                    $  5.2500           $   3.3750
        Second Quarter                   $  7.5000           $   4.3125
       (through June 27, 1997)


     On June 27, 1997, the Company's Common Stock as reported on the NASDAQ SmallCap Market system was $6.375 (closing bid price). On that date there were approximately 70 holders of record of Common Stock (including entities which hold stock in street name on behalf of other beneficial owners).

     The Company has not paid any cash dividends on its Common Stock to date, and does not anticipate declaration or payment of any dividends in the foreseeable future. The Company anticipates that for the foreseeable future it will follow a policy of retaining earnings, if any, in order to finance the expansion and development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.

     On December 10, 1996, the Board of Directors approved a plan whereby the Company was authorized to begin a buy-back program of its common stock. Under the terms of this plan, the Company was authorized to redeem up to $1,000,000 of common stock at a price not to exceed $5.00 per share beginning in January 1997. On January 23, 1997, the Company redeemed 45,000 of its outstanding shares at $4.75 per share. Currently, the Company's common stock is trading at a price in excess of the approved plan and no additional buy-backs are anticipated.

     On March 20, 1997 the Company entered into a consulting agreement with JB Sutton Group, Inc. ("Sutton"). Pursuant to the Agreement, the Company granted to Sutton 150,000 warrants (the "Warrants'). Each Warrant entitles Sutton to purchase one share of the Company's Common Stock at a price equal to $4.00 per share. The Warrants are exercisable for the three year period beginning on January 1, 1999 and ending on December 31, 2001.

     In April 1997, the Company issued 125,002 shares of common stock, par value $.05, of the Company ("Common Stock"). The securities were sold to three individuals: Calvin S. Caldwell, Frank Huang and Jay Raubvogel for a total offering price of $750,012 or $6.00 per share. The net proceeds to the Company were $725,012. There were no underwriting discounts or commissions. The Offering was made pursuant to an exemption from registration under Rule 506 of the Securities Act of 1933, as amended (the "Securities Act"). The Offering was made only to selected "accredited investors" as that term is defined in Rule 501(a) of the Securities Act.

Item  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

     The Company's principal activities have changed dramatically during the past fiscal year. During the fiscal year ending March 31, 1997, the Company completely disposed of its interest in the Hotel Fortuna, a.s. and acquired Eastbrokers Beteiligungs AG, an Austrian based securities broker-dealer providing financial services in Central and Eastern Europe through its network of subsidiaries and affiliate offices.

     The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations.

     The Company's assets have increased from $26,242,561 at December 31, 1995 to $32,014,929 at March 31, 1997, the Company's liabilities increased from $2,300,136 at December 31, 1995 to $12,613,492 at March 31, 1997, and the
Company's minority interest in consolidated subsidiaries decreased from $9,353,228 at December 31, 1995 to $1,549,386 at March 31, 1997. The increase in assets and liabilities is primarily attributable to the Company's acquisition of Eastbrokers Beteiligungs AG in 1996. The decrease in minority interest is primarily due to the Company's disposition of its interest in the Hotel Fortuna, a.s. during 1996.

     The information contained in this Item contains forward looking statements. Readers are cautioned not to place undue reliance on this information which speaks only as of the date hereof. The matters referred to in such statements could be affected by the risks and uncertainties inherent in the Company's business, including (without limitation) the effects of political, economic and market conditions both domestically and in Eastern and Central Europe. See the discussion of risks and uncertainties set forth under the caption "Risk Factors" which appears in Item 1. Further, the Company undertakes no obligation to release publicly any revisions to these forward looking statements to reflect events occurring after the date hereof or to reflect unanticipated events or developments.

Plan of Operation

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

     The Company's business strategy is to (1) utilize its marketing and Central and Eastern Europe emerging market expertise to take advantage of opportunities for growth in this sector of the global securities market; (2) develop the base of its asset management business through concentrating on Central and Eastern European debt and equity securities; (3) enhance and develop the Company's merchant banking activities; (4) identify potential corporate finance candidates for investment banking opportunities; and (5) utilize its expertise in the privatization activities still available in Central and Eastern Europe. Management also believes there are significant opportunities available in this region for specialized account and institutional sales.

     The Company believes that investment in the emerging markets of Central and Eastern Europe will continue to grow rapidly in the coming years. Currently, Hungary, Romania, and Poland are enjoying enhanced interest on the part of foreign investors. The Company has successfully marketed its NIF Trud Privatization Fund of Bulgaria. NIF Trud has approximately 120,000 shareholders and owns interests in 78 Bulgarian companies. The Company currently is the exclusive management company for NIF Trud. The Company intends to provide ongoing management services to NIF Trud and investment banking services to the companies in its portfolio.

     While investing in the emerging markets of Central and Eastern Europe involves risk considerations not typically associated with investing in securities of U.S. issuers, the Company believes that such considerations are outweighed by the benefits of diversification and potentially superior returns.

     Among the considerations involved in investing in emerging markets such as Central and Eastern Europe is that less information may be available about foreign companies than about domestic companies. Foreign companies are also not generally subject to uniform accounting, auditing and financial reporting standards or to other regulatory practices and requirements comparable to those applicable to domestic companies. In addition, unlike investing in U.S. companies, securities of non-U.S. companies are generally denominated in foreign currencies, thereby subjecting each security to changes in value when the underlying foreign currency strengthens or weakens against the U.S. dollar. Currency exchange rates can also be affected unpredictably by intervention of U.S. or foreign governments or central banks or by currency controls or political developments in the U.S. and abroad.

     The value of international fixed income products also responds to interest rate changes in the U.S. and abroad. In general, the value of such products will rise when interest rates fall, and fall when interest rates rise. However, interest rates in each foreign country and the U.S. may change independently of each other.

     Debt and equity securities in emerging markets such as Central and Eastern Europe may also not be as liquid as U.S. securities and their markets. Securities of some foreign companies may involve greater risk than securities of U.S companies. Investing in Central and Eastern European securities may further result in higher expenses than investing in domestic securities because of costs associated with converting foreign currencies to U.S. dollars and expenses related to foreign custody procedures. Investment in Central and Eastern European securities may also be subject to local economic or political risks, including instability of some foreign governments, inadequate market controls, the possibility of currency blockage or the imposition of withholding taxes on dividend or interest payments and the potential for expropriation, re-nationalization or confiscatory taxation and limitations on the use or repatriation of funds or other assets.

     The Company is also in the process of building its research department to include reviewing the general market conditions, specific industries, and individual companies and providing timely, cost effective information with respect thereto in monthly newsletters, which will discuss Central and Eastern European economic and currency trends and give readers specific investment recommendations and ideas. The potential fee for this service, if any, has not yet been determined.

     During the year ended March 31, 1997, management continued its program of augmenting mid-level personnel, leasing additional office space, and enhancing the management information systems in several of our Eastern European offices. Management also began preparations to offer certain services and products to firms and individuals associated with the U.S. capital markets.

     The Company intends to have its North American offices fully operational prior to the end of the fiscal year ending March 31, 1998. This subsidiary will act as an introducing broker in that it does not clear its own securities transactions, but instead, it contracts to have such transactions cleared through a clearing broker on a fully disclosed basis. In a fully disclosed clearing transaction, the identity of the Company's client is known to the clearing broker. Generally, a clearing broker physically maintains the client's account and performs a variety of services as agent for the Company, including clearing all securities transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds). The Company intends to utilize the services of the Bear Stearns Companies, Inc. ("Bear Stearns") as its fully disclosed clearing broker. Bear Sterns is recognized as one of the leading firms in clearing transactions in emerging markets such as Central and Eastern Europe.

Results of Operations

     Fiscal Year 1997 Compared with the Fiscal Year 1995

     The Company is comparing the calendar year ending December 31, 1995 with the fiscal year ending March 31, 1997. Since the transition period ended March 31, 1996 represents only a short period, it will be left out of this analysis except where a material transaction has occurred.

     As noted in the "General" sections, the Company's principal activities have changed dramatically during the past fiscal year. During the fiscal year ended March 31, 1997, the Company completely disposed of its interest in the Hotel Fortuna, a.s. and acquired Eastbrokers Beteiligungs AG, an Austrian based securities broker-dealer providing financial services in Central and Eastern Europe through its network of subsidiaries and affiliate offices. As such, a comparison between Fiscal Year Ended March 31, 1997 and the Fiscal Year Ended December 31, 1995 provides minimal meaningful information.

     A non-recurring item reflected in the operations of the Company for the year ended December 31, 1995, the transition period ended March 31, 1996, and the year ended March 31, 1997 is the gain on the disposition of available for sale securities of Moravacentrum a.s. of $637,417, $327,104, and $229,574, respectively.

     Other non-recurring items reflected in the operations for the year ended March 31, 1997 are the loss on discontinued operations of approximately ($1,300,000) on the disposition of the Company's entire interest in the Hotel Fortuna a.s. and the gain on the disposition of available for sale securities which resulted in a fourth quarter gain of approximately $655,000.

     As an overview of the year ended March 31, 1997, Eastbrokers Beteiligungs AG was first consolidated on August 1, 1996 and has a calendar year end. It is important to note that the Consolidated Statements of Operations includes the revenues and expenses of Eastbrokers Beteiligungs AG for the period from the date of acquisition (August 1, 1996) through December 31, 1996 (a five month period) in accordance with Note 1 to the financial statements. See Item 7. Financial Statements.

     The overall increase in the volume of revenue and expenses is indicative of a change from a one location, single operating unit to a multi-location, diverse entity.

Calculation of Earnings Per Share

     The calculation of earnings per share on the financial statements included in this report is based on the weighted average number of shares outstanding, as calculated.

Viability of Operating Results

     The Company, like many other securities firms, is directly affected by general economic conditions and market conditions, changes in levels of interest rates, and demand for the Company's investment and merchant banking services in the countries where its primary operations are located. The Company is further affected by changes in valuations of the local currencies to the U.S. dollar (the functional currency of the Company) in the regions in which it operates, the interest of foreign investors in the local economies, and governmental regulations restricting the repatriation of profits. In many of the countries where the Company's primary operations are located, the local currency is considered to be "soft" or "exotic". As such, there are very few, if any, cost effective hedging strategies available to the Company or potential investors.

     All of these factors have an impact on the Company's net gain from securities transactions, underwriting, and commissions revenues. In periods of reduced market activity, profitability is adversely affected because certain expenses, consisting primarily of non-officer compensation and benefits, communications, occupancy, and general and administrative expenses remain relatively constant.

     Currently, the Czech Republic and Slovak Republic markets are experiencing extremely difficult economic conditions and market reforms may be necessary to restore these economies to health. In light of these developments, the Company has reduced the level of its operations in these countries. The Company recognizes that it may be necessary to support negative cash flow from these operations in the next 12 to 24 months.

Liquidity and Capital Resources

     The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 9 percent, 20 percent, and 28 percent of total assets at December 31, 1995, March 31, 1996, and March 31, 1997, respectively.

     The Company is subject to net capital and liquidity requirements in the local jurisdictions in which it operates. As of March 31, 1997, the Company was in excess of its minimum net capital and liquidity requirements in all jurisdictions in which it operates.

     The Company finances its operations primarily with existing capital and funds generated from its diversified operations.

     In the opinion of management, the Company's existing capital and cash flow from operations will be adequate to meet its capital needs for at least the next 12 months in light of currently known and reasonably estimable trends. The

Company is currently exploring its options with regards to additional debt or equity financing and there can be no assurance such financing will be available. However, the Company recognizes that with increased liquidity it may be better positioned to take advantage of potential opportunities in the markets where it maintains its operations. No assurances can be made as to the Company's ability to meet its cash requirements subsequent to any further business combinations.

     In April 1997, the Company issued 125,002 shares of common stock, par value $.05, of the Company ("Common Stock"). The securities were sold to three individuals: Calvin S. Caldwell, Frank Huang and Jay Raubvogel for a total offering price of $750,012 or $6.00 per share. The net proceeds to the Company were $725,012. There were no underwriting discounts or commissions. The Offering was made pursuant to an exemption from registration under Rule 506 of the Securities Act of 1933, as amended (the "Securities Act"). The Offering was made only to selected "accredited investors" as that term is defined in Rule 501(a) of the Securities Act.

     At March 31, 1997, the Company had $1,200,793 outstanding under repurchase agreements. The weighted average interest rate on these repurchase agreements was 12.91 percent. Securities listed on the Prague Stock Exchange Main Market with a market value of approximately $1,700,000 were used to collateralize this arrangement.

Effects of Inflation

     The Company maintains operations in several economies that are considered inflationary. To the extent that inflation results in rising interest rates and devaluation of the local currencies in relation to the U.S. dollar have other adverse affects on the securities markets and on the value of securities held in inventory, it may affect the Company's financial position and results of operations.

Selected Financial Data

The historical selected financial data set forth below for the respective periods are derived from the Company's financial statements included elsewhere in this Form 10-KSB and should be read in conjunction with those financial statements and notes thereto. Those financial statements have been audited by Pannell Kerr Forster PC, independent certified public accountants, whose report with respect thereto appears elsewhere in this Form 10-KSB.

                                                         December 31,          March 31,           March 31,
                                                             1995                1996                1997
                                                        --------------      --------------      --------------
       Balance Sheet Data
       Assets                                           $ 26,242,561        $ 26,251,364        $ 32,014,929
       Liabilities                                         2,300,136           2,208,481          12,613,492
       Minority interest in consolidated subsidiaries      9,353,228           9,353,228           1,549,386
       Stockholders' equity                               14,589,197          14,689,655          17,852,051

     Statement of Operations Data
                                                         December 31,          March 31,           March 31,
                                                             1995                1996                1997
                                                        --------------      --------------      --------------
     Revenues
       Principal transactions, net                      $    637,417        $    327,104        $  1,872,767
       Commissions, underwritings & fees                     --                  --                1,588,726
       Interest, dividends & other revenues                  314,191              72,114           2,486,785
       Equity in earnings of unconsolidated affiliates       --                  --                 (396,209)
                                                        --------------      --------------      --------------
                                                             951,608             399,218           5,552,069
                                                        --------------      --------------      --------------
     Expenses
       Compensation and benefits                             342,904             106,583           1,712,308
       Commissions                                           --                  --                  469,111
       Professional and consulting fees                      --                  --                  867,302
       General and administrative                            229,906             133,929             642,897
       Other operating costs                                 310,248              58,248           1,801,005
                                                        --------------      --------------      --------------
                                                             883,058             298,760           5,492,623
                                                        --------------      --------------      --------------
       Net income from continuing operations
         before income taxes and minority interest            68,550             100,458              59,446
       Provision for income taxes                              5,484             --                  249,911
       Minority interest in earnings of subsidiaries         --                  --                  105,416
                                                        --------------      --------------      --------------
       Income (loss) from continuing operations               74,034             100,458             414,773
       Discontinued operations                               181,764             --               (1,281,184)
                                                        --------------      --------------      --------------
       Net income (loss)                                $    255,798        $    100,458        $   (866,411)
                                                        ==============      ==============      ==============


Item  7. Financial Statements

         Historical Financial Statements
           Independent Auditor's Report...........................................................  21
           Consolidated Statements of Financial Condition.........................................  22
           Consolidated Statements of Operations
             Year Ended December 31, 1995, Transition Period Ended March 31, 1996,
                and Year Ended March 31, 1997.....................................................  23
           Consolidated Statements of Changes in Stockholders' Equity.............................  24
           Consolidated Statements of Cash Flows..................................................  25
           Notes to Consolidated Financial Statements.............................................  27




                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Eastbrokers International Incorporated

We have audited the accompanying consolidated statements of financial condition of Eastbrokers International Incorporated and subsidiaries (formerly Czech Industries, Inc.) as of December 31, 1995, March 31, 1996, and March 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1995 and March 31, 1997 and the three month transition period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastbrokers International Incorporated and subsidiaries as of December 31, 1995, March 31, 1996 and March 31, 1997, and the results of operations and its cash flows for the years ended December 31, 1995 and March 31, 1997 and the three month transition period ended March 31, 1996 in conformity with generally accepted accounting principles.






                                   /s/ Pannell Kerr Forster PC






June 23, 1997

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                 Consolidated Statements of Financial Condition

                                                                          December 31,          March 31,           March 31,
                                                                              1995                1996                1997
                                                                       ----------------    ----------------    -----------------

ASSETS
    Cash and cash equivalents                                          $     2,316,991     $     5,190,586     $      4,755,723
    Cash and securities segregated for regulatory
        purposes or deposited with clearing organizations                           -                   -               119,274
    Securities purchased under agreements to resell                                 -                   -               408,865
    Receivables
        Customers                                                              325,942             325,942            1,904,112
        Broker dealers and other                                                    -                   -               572,399
        Affiliated companies                                                        -                   -             3,623,818
        Other                                                                1,225,500                  -             2,043,306
    Securities owned, at value
        Equities and other                                                          -                   -             4,253,164
    Buildings, furniture and equipment, at cost (net of
        accumulated depreciation and amortization of
        $604,374, $604,374 and $840,217, respectively)                      18,560,155          18,565,670              926,565
    Deferred taxes                                                              82,565              82,565              289,938
    Available for sale securities                                            3,258,413           1,677,623            2,378,054
    Investments in affiliated companies                                             -                   -             7,064,064
    Goodwill                                                                        -                   -             2,453,454
    Other assets and deferred amounts                                          472,995             408,978            1,222,193
                                                                       ----------------    ----------------    -----------------

           Total Assets                                                $    26,242,561     $    26,251,364     $     32,014,929
                                                                       ================    ================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings
        Lines of credit                                                $            -      $            -      $      1,602,182
        Affiliated companies                                                        -                   -             1,480,700
    Securities sold under agreements to repurchase                                  -                   -             1,200,793
    Bonds payable                                                                   -                   -             2,307,500
    Payables
        Customers                                                                   -                   -             1,051,810
        Broker dealers and other                                                    -                   -               960,226
    Accounts payable and accrued expenses                                      200,478             182,049            1,573,104
    Other liabilities and deferred amounts                                          -                   -             1,502,803
                                                                       ----------------    ----------------    -----------------

                                                                               200,478             182,049           11,679,118

    Long-term borrowings                                                     2,099,658           2,026,432              934,374
                                                                       ----------------    ----------------    -----------------

           Total liabilities                                                 2,300,136           2,208,481           12,613,492
                                                                       ----------------    ----------------    -----------------

    Minority interest in consolidated subsidiaries                           9,353,228           9,353,228            1,549,386
                                                                       ----------------    ----------------    -----------------

    Stockholders' equity
        Common stock; $.05 par value;  10,000,000 shares authorized;  1,781,000,
           1,781,000,  and  2,923,000  shares  issued  and  and  outstanding  at
           December 31, 1995, March 31, 1996 and
           March 31, 1997, respectively                                         89,050              89,050              146,150
        Paid-in capital                                                     13,693,733          13,693,733           19,314,883
        Retained earnings (accumulated deficit)                                248,324             348,782             (517,629)
        Treasury stock, at cost                                                     -                   -              (213,750)
        Unrealized loss on available for sale investments                           -                   -              (246,794)
        Cumulative translation adjustments                                     558,090             558,090             (630,809)
                                                                       ----------------    ----------------    -----------------

           Total stockholders' equity                                       14,589,197          14,689,655           17,852,051
                                                                       ----------------    ----------------    -----------------

           Total Liabilities and Stockholders' Equity                  $    26,242,561     $    26,251,364     $     32,014,929
                                                                       ================    ================    =================


                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Operations

                                                                                            For the
                                                                        For the           Transition              For the
                                                                      Year Ended         Period Ended            Year Ended
                                                                     December 31,           March 31,             March 31,
                                                                         1995                 1996                   1997
                                                                 ------------------    ------------------    -------------------

Revenues
    Commissions                                                  $             -        $            -        $        439,531
    Underwritings                                                              -                     -                 343,998
    Fees                                                                       -                     -                 805,197
    Interest and dividends                                                     -                     -                 557,188
    Principal transactions, net
       Trading                                                                 -                     -               1,616,872
       Investment                                                         637,417               327,104              1,872,767
    Other                                                                 314,191                72,114                312,725
    Equity in losses of unconsolidated affiliates                              -                     -                (396,209)
                                                                 ------------------    ------------------    -------------------

           Total revenues                                                 951,608               399,218              5,552,069
                                                                 ------------------    ------------------    -------------------

Costs and expenses
    Compensation and benefits                                             342,904               106,583              1,712,308
    Commissions                                                                -                     -                 469,111
    Interest                                                              148,677                45,595                236,235
    Occupancy                                                                  -                     -                 333,096
    Office supplies and expenses                                               -                     -                 240,448
    Communications                                                             -                     -                 177,473
    Advertising                                                                -                     -                 163,159
    Professional fees                                                          -                     -                 123,905
    Consulting fees                                                            -                     -                 743,397
    Travel                                                                     -                     -                 209,977
    General and administrative                                            229,906               133,929                642,897
    Depreciation and amortization                                              -                     -                 274,573
    Loss on foreign currency transactions                                 161,571                12,653                166,044
                                                                 ------------------    ------------------    -------------------

           Total costs and expenses                                       883,058               298,760              5,492,623
                                                                 ------------------    ------------------    -------------------

Income from continuing operations
    before provision for income taxes and
    minority interest in earnings of subsidiaries                          68,550               100,458                 59,446

Benefit from income taxes                                                   5,484                    -                 249,911
Minority interest in earnings of subsidiaries                                  -                     -                 105,416
                                                                 ------------------    ------------------    -------------------

Income from continuing operations                                          74,034               100,458                414,773

Discontinued operations
    Income from discontinued  operations (net of income taxes of $75,867 for the year ended December 31, 1995 and
      $0 for the year ended March 31, 1997)                               181,764                    -                  41,899

    Loss on sale of discontinued operations                                    -                     -              (1,323,083)
                                                                 ------------------    ------------------    -------------------

Net income (loss)                                                $        255,798      $        100,458      $        (866,411)
                                                                 ==================    ==================    ===================


Weighted average number of shares outstanding                           1,781,000             1,781,000              2,497,137
                                                                 ==================    ==================    ===================



Income from continuing operations per share                      $           0.04      $           0.06      $            0.17
                                                                 ==================    ==================    ===================


Net income (loss) per share                                      $           0.14      $           0.06      $           (0.35)
                                                                 ==================    ==================    ===================


                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

           Consolidated Statements of Changes in Stockholders' Equity

For the Year Ended December 31, 1995, the Transition Period Ended March 31, 1996
                        and the Year Ended March 31, 1997

                                                                                                 Unrealized
                                                                             Retained               Loss
                                             Common Stock                    Earnings             Available   Cumulative
                                       -----------------------   Paid-in   (Accumulated Treasury  For Sale   Translation
                                          Shares    Par value    Capital     Deficit)     Stock  Investments  Adjustment    Total
                                       ----------- ----------- ----------- ------------ --------- ---------- ----------- -----------

Balances, December 31, 1994               865,083  $ 43,254   $ 2,034,193  $  (7,474)  $     -   $(111,083)  $ 310,905  $2,269,795

    Redemption of stock, January 1995    (200,083)  (10,004)     (239,996)        -          -          -          -      (250,000)

    Redemption of initial warrants             -         -       (200,000)        -          -          -          -      (200,000)

    Stock issued to bridge lenders        250,000    12,500       (12,500)        -          -          -          -            -

    Recovery of unrealized losses              -         -             -          -          -     111,083         -       113,083

    Proceeds of secondary offering, net   866,000    43,300    12,112,036         -          -          -          -    12,155,336

    Net income                                 -         -             -     255,798         -          -          -       255,798

    Cumulative translation adjustment          -         -             -          -          -          -     247,185      247,185
                                       ----------- ---------  ------------ ---------- ---------- ---------- ---------- -----------
Balances, December 31, 1995             1,781,000    89,050    13,693,733    248,324         -          -     558,090   14,589,197

    Net income, transition period              -         -             -     100,458         -          -          -       100,458
                                       ----------- ---------  ------------ ---------- ---------- ---------- ---------- -----------
Balances, March 31, 1996                1,781,000    89,050    13,693,733    348,782         -          -     558,090   14,689,197

    Issuance of common stock in
       Eastbrokers AG acquisition       1,080,000    54,000     5,346,000         -          -          -          -     5,400,000

    Issuance of common stock in
       Eastbrokers NA acquisition          25,000     1,250        98,750         -          -          -          -       100,000

    Issuance of common stock
       in compensation for services        37,000     1,850       176,400         -          -          -          -       178,250

    Acquisition of treasury stock              -         -             -          -    (213,750)        -          -      (213,750)

    Net unrealized loss on investments         -         -             -          -          -          -          -      (246,794)

    Net income                                 -         -             -    (866,411)        -          -          -      (866,411)

    Cumulative translation adjustment          -         -             -          -          -          -  (1,188,899)  (1,188,899)
                                       ----------- --------- ------------- ---------- ---------- ---------- ---------- -----------
Balances at March 31, 1996              2,923,000  $146,150   $19,314,883  $(517,629) $(213,750) $(246,794) $(630,809) $17,852,051
                                       =========== ========= ============= ========== ========== ========== ========== ===========


                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                                                                                     For the
                                                                                 For the            Transition         For the
                                                                                Year Ended         Period Ended       Year Ended
                                                                                December 31,         March 31,         March 31,
                                                                                   1995                1996              1997
                                                                            -----------------  -----------------  -----------------
Cash flows from operating activities
    Net income (loss)                                                       $       255,798    $       100,458    $      (866,411)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Minority interest in earnings of subsidiaries                             180,315                 -            (105,416)
          Gain on the sale of investments                                          (706,869)          (327,104)          (884,530)
          Loss on sale of discontinued operations                                        -                  -           1,323,083
          Depreciation and amortization                                             420,795                 -             274,573
          Deferred taxes                                                             69,117                 -             (69,377)
          Equity in (earnings) loss of unconsolidated affiliates                    (87,072)                -             396,209
                                                                            -----------------  -----------------  -----------------

                                                                                    132,084           (226,646)            68,131
       Changes in operating assets and liabilities
          Cash and securities segregated for regulatory purposes
             or deposited with regulatory agencies                                       -                  -             (85,696)
          Securities purchased under agreements to resell                                -                  -           6,278,371
          Receivables
             Customers                                                              129,713                 -           1,093,680
             Brokers, dealers and others                                                 -                  -             202,244
             Other                                                                       -                  -             745,297
          Securities owned, at value                                                     -                  -          (3,285,493)
          Other assets                                                             (191,624)            64,017           (214,931)
          Payables
             Customers                                                                   -                  -          (8,529,846)
             Brokers, dealers and others                                                 -                  -              77,726
          Accounts payable and accrued expenses                                     (19,109)           (18,429)         1,374,879
                                                                            -----------------  -----------------  -----------------

Net cash provided by (used in) operating activities                                  51,064           (181,058)        (2,275,638)
                                                                            -----------------  -----------------  -----------------
Cash flows from investing activities
    Net proceeds from (payments for)
       Acquisition of net assets of Eastbrokers
          Beteiligungs AG, net of cash acquired                                          -                  -          (1,389,577)
       Investments in affiliates                                                 (6,467,388)                -          (5,731,038)
       Proceeds from the disposition of affiliate                                 2,662,609          3,099,403                 -
       Available for sale securities                                              1,045,279                 -           6,277,191
       Furniture and equipment                                                     (302,908)            (5,515)          (503,336)
                                                                            -----------------  -----------------  -----------------

Net cash provided by (used in) investing activities                              (3,062,408)         3,093,888         (1,346,760)
                                                                            -----------------  -----------------  -----------------
Cash flows from financing activities
    Net proceeds from (payments for)
       Net proceeds from public offering                                         12,155,336                 -                  -
       Capital contributions by minority interests                                1,056,295                 -             304,166
       Common stock and warrants reacquired                                        (450,000)                -                  -
       Short-term borrowings                                                             -                  -             568,303
       Securities sold under agreements to repurchase                                    -                  -           1,200,793
       Other long-term debt                                                      (6,755,685)                -                  -
       Repurchase of common stock                                                        -                  -            (213,750)
                                                                            -----------------  -----------------  -----------------

Net cash provided by (used in) financing activities                               6,005,946                 -           1,859,512
                                                                            -----------------  -----------------  -----------------

Foreign currency translation adjustment                                            (889,875)           (39,235)         1,328,023
                                                                            -----------------  -----------------  -----------------

Increase (decrease) in cash and cash equivalents                                  2,104,727          2,873,595           (434,863)

Cash and cash equivalents, beginning of period                                      212,264          2,316,991          5,190,586
                                                                            -----------------  -----------------  -----------------

Cash and cash equivalents, end of period                                    $     2,316,991    $     5,190,586    $     4,755,723
                                                                            =================  =================  =================

                 See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                Consolidated Statements of Cash Flows (continued)

                                                                                                    For the
                                                                                For the           Transition         For the
                                                                               Year Ended        Period Ended       Year Ended
                                                                              December 31,         March 31,         March 31,
                                                                                  1995               1996               1997
                                                                            -----------------  -----------------  -----------------

Supplemental disclosure of cash flow information
    Cash paid for income taxes                                              $            -     $        12,847    $       371,534
                                                                            -----------------  -----------------  -----------------

    Cash paid for interest                                                  $       395,493    $            -     $        87,795
                                                                            -----------------  -----------------  -----------------

    Non-cash transactions
       Common shares of CEZ and Vodni Stavby, Praha
          received in the disposition of the Hotel Fortuna                  $            -     $            -     $     7,957,012
                                                                            -----------------  -----------------  -----------------

       Common shares of CEZ and Vodni stavby, Praha transferred
          in lieu of cash payment for debt and accrued interest             $            -     $            -     $     1,550,508
                                                                            -----------------  -----------------  -----------------

       Eastbrokers International shares issued for acquisition
          of net assets of Eastbrokers Beteiligungs AG                      $            -     $            -     $     5,400,000
                                                                            -----------------  -----------------  -----------------

       Eastbrokers International shares issued in
          compensation for services                                         $            -     $            -     $       178,250
                                                                            -----------------  -----------------  -----------------

       Eastbrokers International shares issued for acquisition
          of net assets of Eastbrokers North America, Inc.                  $            -     $            -     $        90,000
                                                                            -----------------  -----------------  -----------------


       Valuation adjustment of available for sale securities                $            -     $            -     $       246,794
                                                                            -----------------  -----------------  -----------------

       Stock subscription payable assumed on
          purchase of Moravacentrum, a.s.                                   $      (864,024)   $            -     $            -
                                                                            -----------------  -----------------  -----------------

       Stock subscription payable transferred to
          purchaser on sale of Moravacentrum, a.s.                          $       864,024    $            -     $            -
                                                                            -----------------  -----------------  -----------------
























                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

                   Notes to Consolidated Financial Statements
                        For the Year Ended March 31, 1997


1.   Summary of Significant Accounting Policies

         Organization and Basis of Presentation

     The consolidated financial statements include Eastbrokers International Incorporated (formerly Czech Industries, Inc.) and its U.S. and international subsidiaries (collectively, "Eastbrokers" or the "Company"). The shareholders of the Company approved the name change on December 10, 1996 at its Annual Meeting of Shareholders.

     These consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of the operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates.

     The Company, through its subsidiaries, provides a wide range of financial services primarily in the United States, Central Europe, and Eastern Europe. Its businesses include securities underwriting, distribution and trading; merger, acquisition, restructuring, and other corporate finance advisory activities; asset management; merchant banking and other principal investment activities; brokerage and research services; and securities clearance services. These services are provided to a diversified group of clients and customers, including corporations, governments, financial institutions, and individuals. Substantially all of the Company's revenues and expenses are generated through its European subsidiaries and affiliates. Accordingly, no segment information has been provided.

         Change in Fiscal Year-End

     On February 10, 1996, the Board of Directors unanimously approved a change in the Company's fiscal year-end from December 31 to March 31. This change became effective for the fiscal period ended March 31, 1996. Accordingly, this report includes the results for the fiscal year ended December 31, 1995, the transition period ended March 31, 1996 and the fiscal year ended March 31, 1997.

     The fiscal year-end of the Company's domestic subsidiary was also changed to March 31.

         Fiscal Year-End of the Company's European Subsidiaries

     The fiscal year-end of the Company's European Subsidiaries is December 31. These subsidiaries are included on the basis of closing dates that precede the Company's closing date by three months.

         Financial Instruments

     Substantially all of the Company's financial assets and liabilities and the Company's trading positions, as well as financial instruments with off-balance sheet risk, are carried at market or fair values or are carried at amounts which approximate fair value because of their short-term nature. Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument, specifically, the value of the underlying financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. The Company has no investments in derivatives.

     Equity securities purchased in connection with merchant banking and other principal investment activities are initially carried as their original costs. The carrying value of such equity securities is adjusted when changes in

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997


1.   Summary of Significant Accounting Policies (continued)

         Financial Instruments (continued)

     the underlying fair values are readily ascertainable, generally as evidenced by listed market prices or transactions which directly affect the value of such equity securities. Downward adjustments relating to such equity securities are made in the event that the Company determines that the eventual realizable value is less than the carrying value.

     Securities classified as available for sale are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on these securities are determined on a specific identification basis and are included in earnings.

         Collateralized Securities Transactions

     Accounts receivable from and payable to customers include amounts due on cash transactions. Securities owned by customers are held as collateral for these receivables. Such collateral is not reflected in the consolidated financial statements.

     Securities sold under agreements to resell are treated as financing arrangements and are carried at contract amounts reflecting the amounts at which the securities will be subsequently resold as specified in the respective agreements. The Company takes possession of the underlying securities purchased under agreements to resell and obtains additional collateral when the market value falls below the contract value.

         Securities Transactions

     Government and agency securities and certain other debt obligations transactions are recorded on a trade date basis. All other securities transactions are recorded on a settlement date basis and adjustments are made to a trade date basis, if significant.

         Translation of Foreign Currencies

     Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at year-end rates of exchange, and the income statements are translated at weighted average rates of exchange for the year. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," gains or losses resulting from translating foreign currency financial statements, net of hedge gains or losses and their related tax effects, are reflected in cumulative translation adjustments, a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in net income.

         Buildings, Furniture, and Equipment

     Furniture and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful life of the related assets ranging from four to ten years. Buildings are carried at cost and depreciated on a straight-line basis over a period of 50 years.

         Common Stock Data

     Earnings (loss) per share is based on the weighted average number of common stock and stock equivalents outstanding. Common stock data for the fiscal year ended December 31, 1995 and the transition period ended March 31, 1996 have been retroactively adjusted throughout these consolidated financial statements to reflect a one-for-five reverse common stock split in September 1996. The outstanding warrants and stock options are currently excluded from the earnings (loss) per share calculation as their effect would be antidilutive.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997


1.   Summary of Significant Accounting Policies (continued)

         Stock-Based Compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

         Deferred Income Taxes

     Deferred income taxes in the accompanying financial statements reflect temporary differences in reporting results of operations for income tax and financial accounting purposes.

         Cash and Cash Equivalents

     For purposes of the consolidated financial statements, the Company considers all demand deposits held in banks and certain highly liquid investments with maturities of 90 days or less other than those held for sale in the ordinary course of business to be cash equivalents.

         Goodwill and Other Intangible Assets

     Goodwill and other intangible assets are amortized on a straight-line basis over periods from five to 25 years and are periodically evaluated for impairment.

         Reclassifications

     Certain amounts in prior periods have been reclassified to conform to the current presentation.

2.    Cash and Securities Segregated Under Federal and Other Regulations

     Cash and securities segregated for regulatory purposes or as deposits with clearing organizations was $119,274 as of March 31, 1997. There were no such amounts segregated as of December 31, 1995 and March 31, 1996.

3.    Financial Instruments

     Financial instruments owned consist of the Company's proprietary trading and investment accounts, securities purchased under agreements to resell, and investments held for resale. The Company's financial instruments, at fair value, are as follows:

                                                         December 31,          March 31,           March 31,
                                                             1995                1996                1997
                                                        --------------      --------------      --------------
     Securities purchased under agreements to resell
         Sovereign government debt - Hungary            $     --            $    --             $    228,965
         Corporate equities - Hungary                         --                 --                  179,900
                                                        --------------      --------------      --------------
                                                        $     --            $    --             $    408,865
                                                        ==============      ==============      ==============

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997


3.   Financial Instruments (continued)

                                                         December 31,          March 31,           March 31,
                                                             1995                1996                1997
                                                        --------------      --------------      --------------
     Securities owned at value
         Corporate equities - Austria                   $     --            $    --             $  2,208,623
         Corporate equities - Czech Republic                  --                 --                  871,638
         Corporate equities - Slovak Republic                 --                 --                  485,141
         Corporate equities - Poland                          --                 --                  687,762
                                                        --------------      --------------      --------------
                                                        $     --            $    --             $  4,253,164
                                                        ==============      ==============      ==============
     Available for sale securities
         Corporate equities - Austria                   $     --            $    --             $     40,321
         Corporate equities - Czech Republic                3,258,413          1,677,623           1,893,115
         Corporate equities - Hungary                         --                 --                  189,610
         Corporate equities - Slovak Republic                 --                 --                  255,008
                                                        --------------      --------------      --------------
                                                        $   3,258,413       $  1,677,623        $  2,378,054
                                                        ==============      ==============      ==============


4.    Buildings, Furniture and Equipment

     Buildings, furniture and equipment are summarized below:

                                                         December 31,          March 31,           March 31,
                                                             1995                1996                1997
                                                        --------------      --------------      --------------
         Buildings                                      $  18,624,248       $ 18,624,248        $    --
         Furniture and equipment                              540,281            545,796           1,766,782
                                                        --------------      --------------      --------------
                                                           19,164,529         19,170,044           1,766,782
         Less accumulated depreciation                       (604,374)          (604,374)           (840,217)
                                                        --------------      --------------      --------------
                                                        $  18,560,155       $ 18,565,670        $    926,565
                                                        ==============      ==============      ==============


     Depreciation expense for the year ended December 31, 1995, the transition period ended March 31, 1996, and the year ended March 31, 1997 was $227,586, $0, and $108,915, respectively.

5.    Business Acquisitions

         Eastbrokers Beteiligungs Aktiengesellschaft

     Eastbrokers Vienna is an Austrian based holding company that has established a presence in 12 Central and Eastern European countries through its network of subsidiaries and affiliate offices. On August, 1, 1996, the Company acquired 80 percent of the outstanding stock of Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers Vienna") through the issuance of 1,080,000 shares of the Company's common stock valued at $5,400,000. As a participant in Eastbrokers Vienna's capital increase, the Company later acquired an additional 245,320 of an available 270,000 shares for cash increasing its ownership percentage to 83.62 percent. In three separate transactions in November and December 1996 and March 1997, the Company purchased 81,550 additional shares, increasing its ownership percentage to approximately 94 percent.

     The fair value of the net assets acquired under these transactions approximated $8,400,000. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997


5.    Business Acquisitions (continued)

         Eastbrokers Beteiligungs Aktiengesellschaft  (continued)

     fair value of the net assets acquired resulted in the Company recording approximately $1,950,000 in goodwill, which is being amortized over 25 years on a straight-line basis. The significant equity investment of the Company, WMP, was written up to book value, which approximated estimated market value at the date of acquisition. The amount of this net write-up was approximately $607,000 USD. These consolidated financial statements include the consolidated results of operations of Eastbrokers Vienna from the date of acquisition through December 31, 1996 in accordance with Note
     1. The purchase agreement contains certain provisions whereby the selling shareholders may be eligible to receive an additional 120,000 shares of the Company's common stock in the event certain earnings targets are achieved.

         Eastbrokers North America, Inc.

     On March 6, 1997, the Company acquired a 90 percent interest in Financial Planning Services, Inc. ("FPSI"), a Delaware corporation and member firm of the National Association of Securities Dealers, Inc. ("NASD") from Mr. Robert Sass. As consideration for this 90 percent interest in FPSI, the Company issued 22,500 shares of the Company's common stock. The value assigned to this stock as of the date of transfer was $4.00 per share. FPSI has been renamed Eastbrokers North America, Inc. ("Eastbrokers NA") to reflect its affiliation.

     The net assets acquired under this transaction approximated $90,000 and the acquisition has been accounted for under the purchase method of accounting. There was no excess of the purchase price over the fair value of the net assets received at the date of acquisition. These consolidated financial statements include the results of operations of Eastbrokers NA from the date of acquisition through March 31, 1997 in accordance with Note 1.

         Pro forma Results of Operations

     The following summarized, unaudited, pro forma results of operations for the years ended December 31, 1995 and March 31, 1997 assumes the above listed acquisitions occurred at the beginning of the respective periods. There was no effect for the transition period ended March 31, 1996.

                                              Year Ended          Year Ended
                                          December 31, 1995     March 31, 1997
                                          -----------------    ----------------
     Revenues                                  $ 7,185,561        $8,696,423
     Net income (loss)                             936,634        (1,167,465)
     Net income (loss) per share                      0.61              (.47)

6.    Investments in Affiliated Companies

         Investment in WMP Borsenmakler Aktiengesellschaft

     Through its subsidiary, Eastbrokers Vienna, the Company owns a 49 percent interest in the outstanding capital stock of WMP Borsenmakler Aktiengesellschaft ("WMP"). WMP is a stock broker-dealer and market maker in Vienna, Austria and is licensed as a Class B bank under Austrian law. A Class B bank may, at its discretion, conduct any of the normal activities associated with a bank with one major exception: it cannot accept customer deposits.

     The Company accounts for this investment using the equity method of accounting. The carrying value of

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997

6.    Investments in Affiliated Companies (continued)

         Investment in WMP Borsenmakler Aktiengesellschaft (continued)

     this investment was $6,547,821 on March 31, 1997. The summarized statement of financial condition and statement of operations information for WMP for the year ended December 31, 1996 was as follows:

                                                                  1996
                                                              -----------
      Summarized Statement of Financial Condition
               Total assets                                   $18,938,275
               Total liabilities                                4,513,957
                                                              -----------
               Stockholders' equity                           $14,424,318
                                                              ===========

      Summarized Statement of Operations
               Revenues                                       $ 4,559,675
               Expenses                                         4,240,310
                                                              -----------
               Net income                                     $   319,365
                                                              ===========

         Investments in Other Unconsolidated Affiliates

     The Company also has other investments in unconsolidated affiliates through Eastbrokers Vienna. These affiliates are accounted for using the equity method of accounting. These investments are predominantly start-up operations. At December 31, 1996, these unconsolidated affiliate investments included the following offices: Zagreb, Croatia; Ljubljana, Slovenia; Almaty, Kazakstan; Moscow, Russia; Sofia, Bulgaria; Slovakia Industries; and NIF TRUD Investment Fund. The combined carrying amount of these investments was $516,243.

7.    Short-Term Borrowings

     The Company meets its short-term financing needs through lines of credit with financial institutions, advances from affiliates, and by entering into repurchase agreements whereby securities are sold with a commitment to repurchase at a future date.

         Lines of Credit

     The Company had outstanding advances on its lines of credit totaling $1,602,182 at year end. These lines of credit carry interest rates between
     7.00 percent and 12.00 percent as computed on an annual basis. There were no lines of credit outstanding at December 31, 1995 or March 31, 1996.

         Advances from Affiliated Companies

     Periodically, the Company's subsidiaries and affiliates will provide operating advances to other members in the affiliated group. These advances are generally due on demand and are not subject to interest charges.

         Securities Sold Under Agreements to Repurchase

     At March 31, 1997, the Company had $1,200,793 outstanding under repurchase agreements. The weighted average interest rate on these repurchase agreements was 12.91 percent. Securities listed on the Prague Stock Exchange Main Market with a market value of approximately $1,700,000 were used to collateralize this arrangement.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997

7.    Short-Term Borrowings (continued)

         Unsecured Bonds Payable

     The Company has unsecured bonds with a face value of 25 million Austrian Schillings requiring annual interest payments at 10 percent per annum which mature on July 31, 1997. At March 31, 1997, the amount due under these obligations was $2,307,500.

8.    Long-Term Borrowings

     Long-term borrowings consist of the following:

                                                             December 31,       March 31,         March 31,
                                                                1995              1996              1997
                                                            -------------     -------------     ------------

     Note payable to a finance company,  requiring semi-annual interest payments of 9.00 percent, principal due at maturity on September 30, 1997, secured by 73,200
       shares of Fortuna Hotel, a.s. common stock           $ 2,099,658       $  2,026,432        $   --

     Note   payable  to  a  financial   institution
       requiring    quarterly   interest   payments
       computed  at  6.50  percent  on  a  360  day
       year,  collateralized  by 157,061  shares of
       WMP     Borsenmakler     Aktiengesellschaft,
       principal     of     10,000,000     Austrian
       Schillings and accrued  interest  payable in
       full at November 30, 2001                                    --               --            934,374
                                                            ------------      ------------      ------------
                                                            $ 2,099,658       $ 2,026,432        $ 934,374
                                                            ============      ============      ============


9.    Commitments and Contingencies

         Leases and Related Commitments

     The Company occupies office space under leases which expire at various dates through 2001. The various leases contain provisions for periodic escalations to the extent of increases in certain operating and other costs. The Company incurred rent expense under non-cancelable operating leases in the approximate amounts of $19,000, $12,000, and $35,000 for the periods ended December 31, 1995, March 31, 1996, and March 31, 1997, respectively.

     Minimum future rentals under these non-cancelable leases for the fiscal years ending 1998 through 2002 are approximately as follows: 1998 -- $130,000; 1999 -- $144,000; 2000 -- $144,000; 2001 -- $104,000; and 2002 --
     $84,000 and in the aggregate $606,000.

     The Company's subsidiaries occupy office space under various operating leases which contain cancellation clauses whereby the Company may cancel the lease with thirty to ninety days written notice.

         Hotel Fortuna Leases

     During the years ended December 31, 1995 and March 31, 1997, the Fortuna Hotel, a.s. (Fortuna) was subject to land and equipment leases. Under the terms of these leases, Fortuna incurred rent expense in the approximate amounts of $350,000 and $310,000, respectively.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997


10.   Stockholders' Equity

     On December 10, 1996, the Board of Directors approved a plan whereby the Company was authorized to begin a buy-back program of its common stock. Under the terms of this plan, the Company was authorized to redeem up to $1,000,000 of common stock at a price not to exceed $5.00 per share beginning in January 1997. On January 23, 1997, the Company redeemed 45,000 of its outstanding shares at $4.75 per share. Currently, the Company's common stock is trading at a price in excess of the approved plan and no additional buy-backs are anticipated.

     In connection with its secondary offering in June 1995, the Company issued 5,505,000 Class A Warrants and 1,250,000 Class B Warrants. Both Classes of Warrants expire in June 2000.

     Certain U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

     On August 1, 1996, the Company issued 1,080,000 shares of its common stock to the selling security holders of Eastbrokers Beteiligungs AG in a transaction valued at $5,400,000. During the period surrounding the acquisition, the Company's common stock was trading approximately between $6.25 and $8.00 per share for its fully registered and unrestricted shares. Due to the nature of restricted shares and the various covenants restricting the transfer of these shares, the Board of Directors assigned a value of $5,400,000 to this transaction.

     On March 6, 1997, the Company issued 22,500 shares of common stock value relating to the acquisition of Eastbrokers North America, Inc. In a separate but related transaction to the Eastbrokers North America, Inc. acquisition, the Company sold 2,500 shares of the Company's stock to an officer of the Company in exchange for a promissory note. These shares were transferred to the selling shareholder of Eastbrokers North America, Inc. as part of the acquisition. The shares were valued in accordance with the terms of the Stock Purchase Agreement of Eastbrokers North America, Inc. As of the date of the closing, the total amount of the common stock transferred was $100,000.

     During the year ended March 31, 1997, the Company issued a total of 37,000 shares of common stock at a per share price approximating the then current market price for services rendered to the Company.

     Cumulative translation adjustments include gains or losses resulting from translating foreign currency financial statements from their respective functional currencies to U.S. dollars, net of hedge gains or losses and related tax effects. Increases or decreases in the value of the Company's net foreign investments generally are tax-deferred for U.S. purposes, but the related hedge gains and losses are taxable currently. The primary markets in which the Company operates are generally economies reliant on the "soft" or "exotic" currencies prevalent in these markets. The Company generally elects not to hedge its net monetary investments in these markets due to the lack of availability of various currency contracts at acceptable costs.

11.   Stock Option Plan
     During 1996, the Company adopted a non-qualified stock option plan (the "plan") as part of an overall compensation strategy designed to facilitate a pay-for-performance policy and promote internal ownership in order to align the interests of employees with the long-term interests of the Company's stock holders.

     Under the terms of the plan, stock options granted will have an exercise price not less than the fair value of the Company's common stock (as defined in the plan) on the date of grant. Such options generally become exercisable over a three-year period and expire 5 years from the date of grant.

     A total of 35,000 options at a weighted average exercise price of $6.64 per share were granted under this plan during the fiscal year ended March 31, 1997. The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions: risk-free interest rate - 5 percent; expected option life in years - 5 years; expected stock price

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997


11.   Stock Option Plan (continued)

     volatility - 97.7 percent; and expected dividend yield - 0.0 percent.

     An additional 200,000 options were granted outside of the plan at a weighted average exercise price of $10.00 per share.

     Had the Company elected to recognize compensation expense based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, the net loss for the year would have been $1,553,935, the net loss per share from continuing operations would have been ($0.11), and the net loss per share for the year would have been ($0.62).

12.   Related Party Transactions

     Prior to the sale by the Company of the Hotel Fortuna a.s. (the "Hotel") on October 1, 1996, the Company previously owned 50.2 % of the Hotel. See Item
     3. Stratego Invest a.s. owned 20.6 % of the Hotel. Stratego Invest a.s. is more than 50% owned by Stratego a.s., which is controlled by Ing. Petr Bednarik, former President and CEO of the Company.

     The sales transaction between the Company and Y.S.E. a.s. was arranged by Stratego Invest a.s., a broker-dealer and financial consulting company organized under the laws of the Czech Republic. Ing. Petr Bednarik, a director and shareholder of the Company, is the Chairperson of the Supervisory Board and a beneficial owner of Stratego Invest a.s. For providing services related to the transaction, Stratego Invest a.s. was to have received a commission fee of 1,000,000 CZK (approximately $37,000
     USD). Stratego Invest a.s. has agreed to waive its commission related to this transaction.

     In September 1996, Mr. Schmid received from Eastbrokers Beteiligungs AG 3,511,422 Austrian Schillings (approximately $340,000 USD) for his 49.95
     percent          ownership          interest         in         Eastbrokers
     Wertpapiervermittlungs-gesellschaft mbH ("Eastbrokers GmbH"), an Austrian Securities Brokerage Company with limited liability. The nominal value of these shares was 500,000 Austrian Schillings. Mr. Schmid, Chairman, President, Chief Executive Officer, and Director of the Company. Eastbrokers GmbH holds the ownership interest for Eastbrokers Prague.

     In September 1996, Mr. Schmid received 376,275 Austrian Schillings (approximately $36,500 USD) for his 5.60 percent ownership interest in Easbrokers Slovakia a.s., Bratislava ("Eastbrokers Slovakia"). Eastbrokers Slovakia is the Company's subsidiary operating in the Slovak Republic. The nominal value of these shares was 280,000 Slovak Koruna.

     In September 1996, Mr. de Roode received 1,110,250 Austrian Schillings (approximately $107,500 USD) for his 24.40 percent ownership interest in Easbrokers Slovakia a.s., Bratislava ("Eastbrokers Slovakia"). Eastbrokers Slovakia is the Company's subsidiary operating in the Slovak Republic. The nominal value of these shares was 1,220,000 Slovak Koruna. Mr. de Roode was Chief Executive Officer, Chief Operating Officer and Director of the Company.

     The Company has entered into a number of agreements with Randall F. Greene, a former director of the Company. Mr. Greene provided consulting services pursuant to an agreement dated July 26, 1996 in connection with the Company's acquisition of Eastbrokers Vienna. Pursuant to this agreement, Mr. Green received $20,000 as a non-accountable expense allowance and 10,000 shares of the Company's common stock. In addition, Mr. Greene was paid $37,000 for consulting services provided to the Company in connection with potential mergers and/or acquisitions. In December 1996, Mr. Greene entered into an agreement with the Company and certain stockholders of the Company pursuant to which he was to analyze and evaluate the Company's operations and to assist the Company in evaluating certain possible business combination

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997


12.   Related Party Transactions (continued)

     transactions. Mr. Greene was to be compensated under this agreement only in the event that such a business combination transaction was succesfully completed. No such transactions have occurred, no compensation was paid to Mr. Greene thereunder and the agreement has been terminated. In addition, in connection with Mr. Greene's resignation from the Board of Directors of the Company, the Company entered into a consulting agreement dated March 27, 1997 pursuant to which Mr. Greene is to provide business and financial advisory services to the Company and into a related letter agreement also dated March 27, 1997, as amended by a letter dated April 29, 1997. Under the consulting agreement, Mr. Greene is to be compensated at the rate of $4,000 per month for the six month term of the agreement which commenced on April 1, 1997. As additional compensation under this agreement, Mr. Greene was granted options to purchase 7,750 shares of the Company's common stock at $6.50 per share. Under the related letter agreement, Mr. Greene was paid $13,750 and granted 12,500 shares in full satisfaction for consulting services rendered during the period August 1, 1996 through March 31, 1997. Also pursuant to this agreement, the Company agreed to indemnify Mr. Greene against certain liabilities, the parties exchanged mutual releases and Mr. Greene agreed to sell his shares of the Company's common stock subject to certain conditions.

     The Company entered into a Consulting Agreement dated March 31, 1997 with Dr. Sumichrast, a Director of the Company, pursuant to which Dr. Sumichrast will provide services to the Company through March 31, 1998, and the Company has granted him 20,000 shares of the Company's Common Stock to vest ratably over the term of the Agreement.

     In March 1997, Eastbrokers Vienna purchased 30,000 shares of Schneiders 1895 AG for 3,618,000 Austrian Schillings (approximately $302,000 USD). Mr. Schmid is also a Director of Schneiders 1895 AG. Mr. Schmid's father is an Officer and Director of Schneiders 1895 AG.

     During 1996, the Company entered into a verbal agreement with RealWorld, an internet software developer, to design and build an online stock exchange game and online trading system. The initial deposit to begin development of the game and system was 530,000 Austrian Schillings (approximately $50,000
     USD). Currently the Company has a liability to RealWorld of 208,000 Austrian Schillings (approximately $20,000 USD) representing amounts due on progress billings. The agreement recognizes costs will be charged on an hourly basis and monthly progress billings will be made once the original deposit has been depleted. Dr. Mueller-Tyl is a member of the Supervisory Board for RealWorld. VCH and Messrs. Schmid, Kossner, and Mueller-Tyl are all shareholders of Realworld and represent a combined ownership interest of 26 percent.

     In December 1996, Eastbrokers Vienna loaned Dr. Mueller-Tyl approximately $72,000 USD. Interest on the outstanding balance of this obligation is computed at 8 percent per annum until paid in full. Dr. Mueller-Tyl is currently the Chief Operating Officer of the Company.

     The Company leases office space from Residenz Realbesitz AG ("Residenz") for its Vienna operations. Under the terms of the leases, the Company incurred occupancy costs of approximately 1,200,000 Austrian Schillings (approximately $114,000 USD). The terms of this lease were negotiated such that the Company is subject to occupancy expenses no greater than the current market rates. Residenz is a subsidiary of General Partners
     Beteiligungs AG ("General Partners") (formerly KHS Beteiligungs AG). Mr. Kossner owns 30 percent of the outstanding shares of GP. He is a member of GP's Supervisory Board, WMP's Supervisory Board, the Eastbrokers AG Supervisory Board, and is a Director of the Company.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997


12.  Related Party Transactions (continued)

     General Partners, of which Mr. Kossner is a principal stockholder and member of the Supervisory Board, owns 535,539 shares of the Company's outstanding shares.

     At  December  31,  1996,  the  Company  has a  receivable  related to share
     transactions  from  Mr.  Kossner  in  the  amount  of  2,269,198   Austrian
     Schillings (approximately $209,000 USD).

     At December 31, 1996, the Company has a receivable related to share transactions from Z.E. Beteiligungs AG. in the amount of 5,537,202 Austrian Schillings (approximately $511,000 USD). Z.E. Beteiligungs AG is a subsidiary of General Partners.

     WMP is an Austrian broker-dealer, market maker, and member of the Vienna Stock Exchange. WMP's common stock is publicly traded on the Main Market of the Vienna Stock Exchange. From time to time, WMP will make a market in a company's stock that has a direct relationship to the Company through its directors.

13.   Income Taxes

     The Company's subsidiaries are subject to income taxes in the various countries in which they operate.

     The provision for (benefit from) income taxes is summarized as follows:

                                                                              Three Month
                                                                              Transition
                                                          Year Ended         Period Ended         Year Ended
                                                         December 31,          March 31,           March 31,
                                                             1995                1996                1997
                                                        --------------      --------------      --------------

     Current
       Federal                                          $     --            $    --             $    --
       State                                                  --                 --                  --
       Foreign                                                --                 --                 (180,534)
                                                        --------------      --------------      --------------
           Total from continuing operations                   --                 --                 (180,534)

     Deferred
       Federal                                                 19,304            --                  --
       State                                                    4,274            --                  --
       Foreign                                                 46,805            --                  (69,377)
                                                        --------------      --------------      --------------
           Total from continuing operations                    70,383            --                  (69,377)
                                                        --------------      --------------      --------------
                                                        $      70,383       $    --             $   (249,911)
                                                        ==============      ==============      ==============

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997


13.   Income Taxes (continued)

     The following is a reconciliation of income tax expense (benefit) at the Federal statutory rates with income taxes recorded by the Company.

                                                                              Three Month
                                                                              Transition
                                                          Year Ended         Period Ended         Year Ended
                                                         December 31,          March 31,           March 31,
                                                             1995                1996                1997
                                                        --------------      --------------      --------------

       Income taxes at Federal statutory rate           $     172,209       $    --             $     20,212
       State income taxes net of Federal tax benefit           23,400            --                    2,746
       Change in valuation allowance                          (93,217)           --                  697,301
       Discontinued operations                                --                 --                 (510,975)
       Other                                                  (32,009)           --                 (459,145)
                                                        --------------      --------------      --------------
                                                        $      70,383       $    --             $   (249,911)
                                                        ==============      ==============      ==============


   Temporary differences which give rise to deferred tax assets are as follows:

                                                                              Three Month
                                                                              Transition
                                                          Year Ended         Period Ended         Year Ended
                                                         December 31,          March 31,           March 31,
                                                             1995                1996                1997
                                                        -------------       --------------      --------------

       Depreciation and amortization                    $    (141,747)      $    --             $      6,070
       Basis difference on building                           123,110            --                  --
       Basis difference on marketable securities              --                 --                 (133,385)
       Other                                                  --                 --                  (11,425)
       Net operating losses available for carryforward        101,202            --                  938,033
                                                        -------------       --------------      --------------
                                                               82,565            --                  799,243
           Valuation allowance                                --                 --                 (697,301)
                                                        -------------       --------------      --------------
                                                               82,565            --                  101,942
       Eastbrokers AG deferred taxes acquired                 --                 --                  187,996
                                                        -------------       --------------      --------------
                                                        $      82,565       $    --             $    289,938
                                                        =============       ==============      ==============

14.   Discontinued Operations

     In October 1996, the Company agreed to sell its interest in the Hotel Fortuna, a.s. ("Fortuna") for 100,000 shares of Ceske energeticke zavody a.s. ("CEZ") and 86,570 shares of Vodni stavby Praha a.s. based on the then current market prices for each stock. In November 1996, the sales transaction was completed. As of the sale date, the Company revised its estimate of the net realizable value of the shares received based on the then current market prices for each stock. As a result, the Company recognized a loss on the sale of discontinued operations of ($1,323,083). An income from discontinued operations was $41,899 through the sale date.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997


15.  Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share". The effective date is for financial statements with periods ending after December 15, 1997 and changes the method by which earnings per share will be computed. Adoption of this statement will not have a material effect on earnings per share.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company has not had any changes in or disagreements with its principal independent accountant within its two most recent fiscal years.

                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.       Directors and Executive Officers

     Biographical information, including the age, position held with the Company, term of office as officer or director, employment during the past five years, and certain other directorships of each officer or director is set forth below. Messr. Kossner has been elected to serve as director until the annual meeting of stockholders to be held during the year 1999. Messrs. Michael Sumichrast, Ph.D. and Martin A. Sumichrast have been elected as directors, each to serve until the annual meeting of stockholders to be held during the year 1998. Messr. Schmid has been elected as director to serve until the annual meeting of stockholders to be held during the year 1997. There are no family relationships among any officers and directors of the Company, except that Michael Sumichrast, Ph.D. and Martin A. Sumichrast are father and son, respectively.

PETER SCHMID, 31, Chairman of the Board and Chief Executive Officer of the Company since March 1997; President of the Company since August 1996; a Director of the Company since January 1994. Since 1991, Mr. Schmid has been a founder, Chairman of the Board, Chief Executive Officer, and Member of the Supervisory Board of Eastbrokers Beteiligungs AG, a Vienna based securities brokerage firm which was acquired by the Company in August 1996. Mr. Schmid is also Member of the Supervisory Board of WMP Borsenmakler AG, a Vienna based investment firm; Eastbrokers a.s. Prague, a subsidiary and Prague, Czech Republic based securities brokerage firm; Eastbrokers Slovakia a.s., Bratislava, a subsidiary and Bratislava, Slovak Republic based securities brokerage firm; Eastbrokers Zagreb an affiliate office and Stock Company for Mediation, a Zagreb, Croatia based securities brokerage firm; Eastbrokers WDM s.a., Warsaw, a subsidiary and Warsaw, Poland based securities brokerage firm; NIF Trud (National Cooperative Investment Fund plc, Sofia), an affiliate office and Sofia, Bulgaria based investment fund; Eastbrokers Budapest Rt., a subsidiary and Budapest, Hungary based securities brokerage firm; Eastbrokers s.a., Bucharest, a subsidiary and Bucharest, Romania based securities brokerage firm; and Eastbrokers d.d.,
Ljubljana, an affiliate office and Ljubljana, Slovenia based securities brokerage firm; and Schneiders 1895 AG, a retailing firm. Mr. Schmid is also a Director of Eastbrokers North America, Inc., a subsidiary and New York, New York based securities brokerage firm.

MARTIN A. SUMICHRAST, 30, Vice Chairman of the Company since March 1997; Secretary, and a Director of the Company since its inception in 1993. Mr. Sumichrast is a founder of the Company and was formerly Executive Vice President and Chief Financial Officer of the Company. Mr. Sumichrast is also Chairman of Eastbrokers North America, a subsidiary of the Company and New York, New York based brokerage firm. From 1987 until 1992, Mr. Sumichrast served as the President of Sumichrast Publications, Inc., a real estate publication located in Rockville, Maryland. Mr. Sumichrast also serves as President of Sumichrast Enterprises, Inc., a holding company located in Rockville, Maryland.

KEVIN D. MCNEIL, 37, Vice President, Treasurer and Chief Financial Officer since March 1997. Since August 1996, Mr. McNeil had been the comptroller of the Company. Mr. McNeil implemented an accounting system that consolidates the financial statements of eleven different standards of accounting and currencies into U.S. general accepted accounting principles for filing with the United States Securities and Exchange Commission and the National Association of Securities Dealers. Mr. McNeil is also Secretary/Treasurer of Eastbrokers North America, Inc., a subsidiary of the Company and New York, New York based securities brokerage firm. From 1994 to 1996, Mr. McNeil served as a supervising auditor for Pannell Kerr Forster PC, an international accounting firm. From 1990 until 1994, Mr. McNeil served as a supervising auditor for Schoenadel, Marginot & Company, CPAs, a large local accounting firm. Incident to a divorce, Mr. McNeil filed for personal bankruptcy and was granted relief under Chapter 7 in 1994. Mr. McNeil is a member of the American Institute of Certified Public Accountants, the Virginia Society of Certified Public Accountants and the International Auditors Division of the Securities Industry Association. Mr. McNeil holds a B.S. degree from Kansas State University.

FALKO MUELLER-TYL, 27, Vice President and Chief Operating Officer since March 1997. Dr. Mueller-Tyl joined Eastbrokers Beteiligungs AG in 1994, after finishing his Ph.D. at the University of Economics and Business Administration in Vienna, where he was also a teaching assistant. Formerly, he was involved in various consulting projects with the Eastbrokers group and other companies. Dr. Mueller-Tyl now is a member of the supervisory board of Eastbrokers Beteiligungs AG and Vice President and the Chief Operating Officer of the Company, responsible for the supervision of the Eastern European operations. Dr. Mueller-Tyl serves as General Manager of Eastbrokers Wertpapiervermittlungs-gesellschaft mbH ("Eastbrokers GmbH"), an Austrian Securities Brokerage Company with limited liability; WMP Vermogensverwaltungs GmbH, an Austrian property management company; and VCH Vermogensverwaltund und Holding GmbH ("VCH"), a property management and holding company. Dr. Mueller-Tyl also serves on the supervisory boards of Eastbrokers Beteiligungs AG, a Vienna based securities brokerage firm; Eastbrokers Slovakia a.s., Bratislava, a subsidiary and Bratislava, Slovak Republic based securities brokerage firm; Eastbrokers WDM s.a., Warsaw, a subsidiary and Warsaw, Poland based securities brokerage firm; Eastbrokers s.a., Bucharest, a subsidiary and Bucharest, Romania based securities brokerage firm; and RealWorld, an internet software developer.

JOHN PAUL DEVITO, 41, Vice President, Brokerage and Sales, since January 1997. Mr. DeVito has been in the financial service industry since 1976, and holds eight securities licenses. Mr. De Vito is also President and Chief Executive Officer of Eastbrokers North America, Inc., a subsidiary and New York, New York based brokerage business. From 1995 until 1997, Mr. DeVito served as the New York Branch Manager for J.B. Oxford & Company, a discount brokerage. From 1990 until 1995, Mr. DeVito was Senior Vice President of Sales and Chief Financial Officer at Adler Coleman Clearing Corporation ("Adler"), a New York Stock Exchange clearing company. Mr. De Vito was officially removed from the BD application as Chief Financial Officer prior to the SIPC Liquidation of Adler in 1995. From 1989 until 1990, Mr. DeVito was an account executive at Douglas Bremen & Co. From 1988 until 1989, Mr DeVito was an account executive at Blaine Andrew & Co. From 1986 until 1988, Mr. DeVito was Vice President - Brokerage and Marketing at Glickenhaus & Co., a New Jersey securities firm. From 1981 until 1986, Mr DeVito was Vice President at the Securities Settlement Corporation, a subsidiary of the Travelers Corporation. From 1978 until 1981, Mr. DeVito was an auditor at Paine Webber, Inc. and from 1976 until 1978, Mr. DeVito was an auditor at Smith Barney Harris Upham. Mr. DeVito hold B.A degrees in industrial psychology and financial planning from New York University.

MICHAEL SUMICHRAST, Ph.D., 76, Director of the Company since 1993, was Chairman of the Board of the Company since its inception in 1993 until March 1997. From 1990 to 1994, Dr. Sumichrast served as Chairman of the Board of Sumichrast Publications, Inc., a real estate publication located in Rockville, Maryland. During this time, he also served as an economic adviser and representative of various international American companies. From 1963 to 1990, Dr. Sumichrast was the senior vice president and chief economist of the National Association of Home Builders (NAHB), a home builders' professional association.

WOLFGANG KOSSNER, 27, Director of the Company since August 1996. Mr. Kossner was Executive Vice President of the Company from August 1996 until November 1, 1996. Mr. Kossner is one of the founders of Eastbrokers Beteiligungs AG. From 1993 through 1995, Mr. Kossner has served as the managing director of WMP Borsenmakler AG. Prior to that, Mr. Kossner was the manager of securities trading at WMP Borsenmakler from 1991 to 1993. Mr. Kossner presently serves on the Supervisory Boards of Eastbrokers' subsidiaries in Vienna, Budapest, Ljubljana and Zagreb.

B.       Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership of equity securities of the Company with the Securities and Exchange Commission. Officers, directors and greater-than-ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company, or written representations from certain reporting persons that such persons have filed on a timely basis all reports required by Section 16 (a), and without researching or making any inquiry regarding delinquent Section 16 (a) filings, the Company believes that, during the fiscal year ended March 31, 1997, other than initial statements of beneficial ownership by Messrs. DeVito, McNeil and Mueller-Tyl, all such reports were filed on a timely basis.

Item  10.  Executive Compensation

         The following Summary Compensation Table sets forth the compensation for the named executives for the year ended March 31, 1997, the three month transition period ended March 31, 1996, and the twelve month periods ended December 31, 1995 and December 31, 1994. No other executive officer had total annual salary and bonus during any such period equal to or greater than $100,000.

                                                                               Long Term Compensation
                                                                      --------------------------------------------
                                       Annual Compensation                    Awards              Payouts
                             ---------------------------------------- --------------------------------------------

            (a)              (b)      (c)       (d)         (e)         (f)        (g)        (h)         (i)

                                                           Other    Restricted Securities
                                                           Annual     Stock    Underlying     LTIP     All Other
Name and Principal Position  Year   Salary     Bonus    Compensation  Awards ($Options/SARs(#)Payouts Compensation
---------------------------  ----  ------      -----    ----------------------------------------------------------


Peter Schmid(1)              1997* $129,988      --          --         --          --         --         --
  Chairman, President        1996**   --         --          --         --          --         --         --
  and Chief Executive        1995     --         --          --         --          --         --         --
  Officer                    1994     --         --          --         --          --         --         --

Martin A. Sumichrast(2)      1997* $120,000   $11,000        --         --          --         --         --
  Vice-Chairman of the       1996**$ 30,000      --          --         --          --         --         --
  Board and Secretary        1995  $107,500      --          --         --          --         --         --
                             1994     --         --          --         --          --         --         --

Petr Bednarik, Ing.(1)       1997* $ 49,000      --      $24,000***     --          --         --         --
  Former President and       1996**$ 10,000      --          --         --          --         --         --
  Chief Executive Officer    1995  $107,500      --          --         --          --         --         --
                             1994     --         --          --         --          --         --         --

August A. de Roode(1)(4)     1997* $ 72,094      --          --         --          --         --         --
  Former Chief Executive     1996**   --         --          --         --          --         --         --
  Officer and Chief          1995     --         --          --         --          --         --         --
  Operating Officer          1994     --         --          --         --          --         --         --

Michael Sumichrast, Ph.D.(3) 1997* $100,000      --      $75,000***     --          --         --         --
  Former Chairman of the     1996**$ 24,999      --          --         --          --         --         --
  Board                      1995  $100,000      --          --         --          --         --         --
                             1994     --         --          --         --          --         --         --


         *for the fiscal year ended March 31, 1997.

         **for the three month transition period ended March 31, 1996.

         ***these amounts constitute severance pay.

(1) Mr. Schmid has been Chairman of the Board and Chief Executive Officer since March 1997 and President of the Company since August 1996. Mr. Bednarik was President and Chief Executive Officer from the time of the Company's inception in 1993 until August 1996. Mr. de Roode was Chief Executive Officer and Chief Operating Officer from August 1996 to March 1997.

(2) Martin A. Sumichrast became Vice Chairman of the Board in March 1997. Prior to that, he was Executive Vice President and Chief Financial Officer.

(3) Dr. Sumichrast was Chairman of the Board from the time of the Company's inception in 1993 until March 1997.

(4) Dr. de Roode's compensation was paid through VCH Vermogensverwaltung Und Holding GmbH.

Employment Agreements

     Effective January 1995, the Company entered into employment agreements ("Employment Agreements") with Messrs. Michael Sumichrast, Ph.D., Petr Bednarik, Ing., and Martin A. Sumichrast. Mr. Bednarik's employment was terminated effective August 1, 1996 in connection with the acquisition of Eastbrokers Vienna. Under the terms of Mr. Bednarik's Employment Agreement, Mr. Bednarik received $24,000 in severance compensation in August 1996 as a result of such termination of employment. Dr. Sumichrast's Employment Agreement was terminated upon his resignation as Chairman effective March 20, 1997 and he was awarded a sum of $75,000. Mr. Martin Sumichrast's employment agreement will expire in
December 1999, and will renew for a period of five years following the expiration date, unless contrary notice is given by either party. The Company also entered into employment agreements with Messrs. August de Roode and Peter Schmid, effective as of August 1, 1996. Messr. Kossner continues to be a
Director of the Company. Messr. de Roode's agreement expired upon his resignation on March 15, 1997. Messr. Schmid's agreement will expire on August 1, 1999, and he will have a three-year renewal option, unless contrary notice is given by either party. The salaries for Martin A. Sumichrast and Peter Schmid are $120,000 each. The salaries under the agreements may be increased to reflect annual cost of living increases and may be supplemented by discretionary merit and performance increases as determined by a compensation committee to consist of three outside directors of the Company, except that during the three years following June 8, 1995, Mr. Martin Sumichrast's salary may not exceed $150,000. In the first three years following August 1, 1996, Messr. Schmid's salary may not exceed $150,000. Messrs. Martin A. Sumichrast and Schmid are each eligible to receive an annual bonus of up to 25% of their salary under their respective agreements, such bonuses to be determined by the Board and not subject to any specified performance criteria. The agreements provide, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in employee benefits applicable to employees and executives of the Company. The agreements provide that the Company will establish a performance incentive bonus plan providing each executive the opportunity to earn an annual bonus of up to five percent of the increase in the Company's pretax income, based upon the attainment of performance goals to be established by the Compensation Committee of the Company. The agreements further provide for the use of an automobile and other fringe benefits commensurate with their duties and responsibilities. The agreements also provide for benefits in the event of disability.

     Pursuant to the agreements, employment may be terminated by the Company with cause or by the executive with or without good reason. Termination by the Company without cause, or by the executive for good reason, would subject the Company to liability for liquidated damages in an amount equal to the terminated executive's current salary and a pro rata portion of their prior year's bonus for the remaining term of the agreement, payable in equal monthly installments, without any set-off for compensation received from any new employment. In addition, the terminated executive would be entitled to continue to participate in and accrue benefits under all employee benefit plans and to receive supplemental retirement benefits to replace benefits under any qualified plan for the remaining term of the agreement to the extent permitted by law.

     Under the agreements, the Company is obligated to purchase insurance policies on the lives of Messrs. Martin A. Sumichrast and Schmid. The Company will pay the premiums on these policies and upon the death of the employee, the Company will receive an amount equal to the premiums it paid under the policy and the remaining proceeds will go to the employee's designated beneficiary. The Company has a one million dollar key man life insurance policy on Martin A. Sumichrast with the Company as its beneficiary.

Option/SAR Grants


                                                  Individual Grants
                                   Number of       Percent of total
                                   securities        options/SARs
                                   underlying         granted to
                                  options/SARs       employees in      Exercise or base
             Name                 Granted (#)        fiscal year         price ($/Sh)         Expiration date
             (a)                      (b)                (c)                 (d)                    (e)
------------------------------------------------------------------------------------------------------------------
Peter Schmid                          33,000            16.5%               $10.00            August 1, 2001
Martin A. Sumichrast                 100,000            50.0%               $10.00            August 1, 2001



Option/SAR Exercises

     There were no exercises of options during the fiscal year ended March 31, 1997.

Compensation of Directors

     Each Director of the Company is entitled to receive $1,500.00 plus reasonable expenses, for attending scheduled board meetings at which members meet in person. Directors are not entitled to receive compensation for board meetings held by telephonic conference. During the fiscal year ended March 31, 1997, three former Directors received fees totaling $4,500.00. All current directors have waived such fees for the fiscal year ending March 31, 1997.

1996 Stock Option Plan

     At the Annual Meeting held on December 10, 1996, the stockholders approved the 1996 Stock Option Plan (the "Plan") pursuant to which officers, employees, directors and consultants of the Company and its Affiliates are eligible to be granted Awards. The Plan is administered by the Stock Award Committee, or, in the absence of such a committee by the entire Board, which has the plenary authority to grant Awards including Stock Options, Stock Appreciation Rights, Restricted Stock, or any combination of the foregoing, and to determine the terms and conditions of the Awards.

     The total number of shares of Common Stock reserved and available for distribution as Awards under the Plan is 400,000.

     In the fiscal year ended March 31, 1997, an aggregate of 25,000 shares of Common Stock and options to purchase 35,000 shares were awarded pursuant to the Plan.
     During the fiscal year ended March 31, 1997, an additional 12,000 shares of common stock were issued outside of the plan as compensation for services to the Company.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of the Company's Common Stock owned as of June 27, 1997 by (i) each person who is known by the Company to own beneficially more than five percent of the Company's Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group. The following calculations were based upon there being 3,003,000 shares of the Company's Common Stock issued and outstanding as of June 27, 1997. Except as otherwise noted, the persons named in the table below do not own any other capital stock of the Company and have sole voting and investment power with respect to all shares as beneficially owned by them.

                                                                                                 Percentage of
       Name and Address (1)              Position with Company             Number of Shares         Shares
   ------------------------------ -------------------------------------  ---------------------- ----------------

   Peter Schmid (2)               Chairman of the Board,                         554,659             18.47
                                      President and Chief Executive
                                     Officer, Director
   Martin A. Sumichrast (3)       Vice-Chairman of the                            57,000              1.90
                                      Board and Secretary, Director
   Falko Mueller-Tyl (6)           Vice President and Chief                       57,431              1.91
                                      Operating Officer
   Kevin D. McNeil                Vice President, Treasurer                        2,495              *
                                      and Chief Financial Officer
   John Paul DeVito (4)           Vice President Brokerage                         8,268              *
                                      and Sales
   Michael Sumichrast, Ph.D. (3)  Director                                         6,600              *
   Wolfgang Kossner (5)           Director                                       768,039             25.58
                                                                         ---------------------- ----------------
   All Officers and Directors as                                               1,454,492             48.43
           a Group (7 persons)



*   Less than 1%

     (1) Except as otherwise noted, c/o Eastbrokers International Incorporated, 15245 Shady Grove Road, Suite 340, Rockville, Maryland 20850.

     (2) 359,925 shares are owned by Karntner Landes und Hypothekenbank AG as nominee for the Tsuyoshi Trust Vaduz and 194,734 are owned by said bank as nominee for Mr. Schmid. Mr. Schmid has sole voting and investment power with respect to the trust shares and is a beneficiary of this trust. Excludes 33,000 shares issuable upon exercise of options to acquire Common Stock at $10.00 per share.

     (3) 53,600 shares are owned by Sumichrast Enterprises, Inc., a corporation of which Martin A. Sumichrast, Dr. Sumichrast's son, is an officer and director and the owner. Dr. Sumichrast may be deemed to have voting and investment power with respect to 1,600 of these 53,600 shares. Dr. Sumichrast and Martin Sumichrast each own 5,000 shares directly. Excludes options held by Martin Sumichrast to acquire 100,000 shares at $10.00 per share and Class A Warrants representing the right to acquire 1,000 shares at $20.00 per share.

     (4) Excludes 10,000 shares issuable upon exercise of options at $7.00 per share.

     (5)  535,539  shares  are  owned   indirectly   through  General   Partners
          Beteiligungs AG, formerly KHS Beteiligungs AG ("GP") of which Mr. Kossner is a principal stockholder. 200,000 shares were owned by

          Karntner Landes und Hypothekenbank AG (the "Bank") as nominee for GP. Mr. Kossner may be deemed to have shared voting and investment power with respect to these shares. Also includes 32,500 shares held by the Bank as nominee for Central and Eastern European Fund ("Fund"), of which Mr. Kossner is a director. This inclusion of such Fund shares shall not be construed as an admission that Mr. Kossner is the beneficial owner of such shares. Excludes 67,000 shares issuable upon exercise of options to acquire Common Stock at $10.00 per share.

     (6) 17,331 shares are owned directly by Dr. Mueller-Tyl. 20,000 shares are owned indirectly through his step-father and an additional 21,600 shares are owned indirectly through his father. Dr. Mueller-Tyl may be deemed to have shared voting and investment power with respect to these shares.

Item  12.      Certain Relationships and Related Transactions

     Prior to the sale by the Company of the Hotel Fortuna a.s. (the "Hotel") on October 1, 1996, the Company previously owned 50.2 % of the Hotel. See Item 3. Stratego Invest a.s. owned 20.6 % of the Hotel. Stratego Invest a.s. is more than 50% owned by Stratego a.s., which is controlled by Ing. Petr Bednarik, former President and CEO of the Company.

     The sales transaction between the Company and Y.S.E. a.s. was arranged by Stratego Invest a.s., a broker-dealer and financial consulting company organized under the laws of the Czech Republic. Ing. Petr Bednarik, a director and shareholder of the Company, is the Chairperson of the Supervisory Board and a beneficial owner of Stratego Invest a.s. For providing services related to the transaction, Stratego Invest a.s. was to have received a commission fee of 1,000,000 CZK (approximately $37,000 USD). Stratego Invest a.s. has agreed to waive its commission related to this transaction.

     In September 1996, Mr. Schmid received from Eastbrokers Beteiligungs AG 3,511,422 Austrian Schillings (approximately $340,000 USD) for his 49.95 percent ownership interest in Eastbrokers Wertpapiervermittlungs-gesellschaft mbH ("Eastbrokers GmbH"), an Austrian Securities Brokerage Company with limited liability. The nominal value of these shares was 500,000 Austrian Schillings. Mr. Schmid, Chairman, President, Chief Executive Officer, and Director of the Company. GmbH. Eastbrokers GmbH holds the ownership interest for Eastbrokers Prague.

     In September 1996, Mr. Schmid received 376,275 Austrian Schillings (approximately $36,500 USD) for his 5.60 percent ownership interest in Easbrokers Slovakia a.s., Bratislava ("Eastbrokers Slovakia"). Eastbrokers Slovakia is the Company's subsidiary operating in the Slovak Republic. The nominal value of these shares was 280,000 Slovak Koruna.

     In September 1996, Mr. de Roode received 1,110,250 Austrian Schillings (approximately $107,500 USD) for his 24.40 percent ownership interest in Easbrokers Slovakia a.s., Bratislava ("Eastbrokers Slovakia"). Eastbrokers Slovakia is the Company's subsidiary operating in the Slovak Republic. The nominal value of these shares was 1,220,000 Slovak Koruna. Mr. de Roode was Chief Executive Officer, Chief Operating Officer and Director of the Company.

     The Company has entered into a number of agreements with Randall F. Greene, a former director of the Company. Mr. Greene provided consulting services pursuant to an agreement dated July 26, 1996 in connection with the Company's acquisition of Eastbrokers Vienna. Pursuant to this agreement, Mr. Green received $20,000 as a non-accountable expense allowance and 10,000 shares of the Company's common stock. In addition, Mr. Greene was paid $37,000 for consulting services provided to the Company in connection with potential mergers and/or acquisitions. In December 1996, Mr. Greene entered into an agreement with the Company and certain stockholders of the Company pursuant to which he was to analyze and evaluate the Company's operations and to assist the Company in evaluating certain possible business combination transactions. Mr. Greene was to be compensated under this agreement only in the event that such a business combination transaction was succesfully completed. No such transactions have occurred, no compensation was paid to Mr. Greene thereunder and the agreement has been terminated. In addition, in connection with Mr. Greene's resignation from the Board of Directors of the Company, the Company entered into a consulting agreement dated March 27, 1997 pursuant to which Mr.

Greene is to provide business and financial advisory services to the Company and into a related letter agreement also dated March 27, 1997, as amended by a letter dated April 29, 1997. Under the consulting agreement, Mr. Greene is to be compensated at the rate of $4,000 per month for the six month term of the agreement which commenced on April 1, 1997. As additional compensation under this agreement, Mr. Greene was granted options to purchase 7,750 shares of the Company's common stock at $6.50 per share. Under the related letter agreement, Mr. Greene was paid $13,750 and granted 12,500 shares in full satisfaction for consulting services rendered during the period August 1, 1996 through March 31, 1997. Also pursuant to this agreement, the Company agreed to indemnify Mr. Greene against certain liabilities, the parties exchanged mutual releases and Mr. Greene agreed to sell his shares of the Company's common stock subject to certain conditions.

     The Company entered into a Consulting Agreement dated March 31, 1997 with Dr. Sumichrast, a Director of the Company, pursuant to which Dr. Sumichrast will provide services to the Company through March 31, 1998, and the Company has granted him 20,000 shares of the Company's Common Stock to vest ratably over the term of the Agreement.

     In March 1997, Eastbrokers Vienna purchased 30,000 shares of Schneiders 1895 AG for 3,618,000 Austrian Schillings (approximately $302,000 USD). Mr. Schmid is also a Director of Schneiders 1895 AG. Mr. Schmid's father is an Officer and Director of Schneiders 1895 AG.

     During 1996, the Company entered into a verbal agreement with RealWorld, an internet software developer, to design and build an online stock exchange game and online trading system. The initial deposit to begin development of the game and system was 530,000 Austrian Schillings (approximately $50,000 USD). Currently the Company has a liability to RealWorld of 208,000 Austrian Schillings (approximately $20,000 USD) representing amounts due on progress billings. The agreement recognizes costs will be charged on an hourly basis and monthly progress billings will be made once the original deposit has been depleted. Dr. Mueller-Tyl is a member of the Supervisory Board for RealWorld. VCH and Messrs. Schmid, Kossner, and Mueller-Tyl are all shareholders of Realworld and represent a combined ownership interest of 26 percent.

     In December 1996, Eastbrokers Vienna loaned Dr. Mueller-Tyl approximately $72,000 USD. Interest on the outstanding balance of this obligation is computed at 8 percent per annum until paid in full. Dr. Mueller-Tyl is currently the Chief Operating Officer of the Company.

     The Company leases office space from Residenz Realbesitz AG ("Residenz") for its Vienna operations. Under the terms of the leases, the Company incurred occupancy costs of approximately 1,200,000 Austrian Schillings (approximately $114,000 USD). The terms of this lease were negotiated such that the Company is subject to occupancy expenses no greater than the current market rates. Residenz is a subsidiary of General Partners Beteiligungs AG ("General Partners") (formerly KHS Beteiligungs AG). Mr. Kossner owns 30 percent of the outstanding shares of GP. He is a member of GP's Supervisory Board, WMP's Supervisory Board, the Eastbrokers AG Supervisory Board, and is a Director of the Company.

     General  Partners,  of which Mr.  Kossner is a  principal  stockholder  and
member  of  the  Supervisory   Board,  owns  535,539  shares  of  the  Company's
outstanding shares.

     At December 31, 1996, the Company has a receivable related to share transactions from Mr. Kossner in the amount of 2,269,198 Austrian Schillings (approximately $209,000 USD).

     At December 31, 1996, the Company has a receivable related to share transactions from Z.E. Beteiligungs AG. in the amount of 5,537,202 Austrian Schillings (approximately $511,000 USD). Z.E. Beteiligungs AG is a subsidiary of General Partners.

     WMP is an Austrian broker-dealer, market maker, and member of the Vienna Stock Exchange. WMP's common stock is publicly traded on the Main Market of the Vienna Stock Exchange. From time to time, WMP will make a market in a company's stock that has a direct relationship to the Company through its directors.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits required by Item 601 of Regulation S-B

              1.       See Index to Exhibits on pages 50-51.



     b.   Reports on Form 8-K

          There were no reports on Form 8-K filed during the last quarter of the fiscal year ended March 31, 1997 through the date hereof.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EASTBROKERS INTERNATIONAL INCORPORATED
             (Registrant)


By              /s/ Peter Schmid *                             June 30, 1997
----------------------------------------------             ---------------------
                   Peter Schmid                                    Date
Chairman, President, Chief Executive Officer, and Director





     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                /s/ Peter Schmid *                             June 30, 1997
----------------------------------------------             ---------------------
                    Peter Schmid                                   Date
Chairman, President, Chief Executive Officer, and Director



            /s/ Martin A. Sumichrast                           June 30, 1997
----------------------------------------------             ---------------------
              Martin A. Sumichrast                                 Date
Vice Chairman of the Board, Secretary, and Director



               /s/ Kevin D. McNeil                             June 30, 1997
----------------------------------------------             ---------------------
                  Kevin D. McNeil                                  Date
Vice President, Treasurer, and Chief Financial Officer
    (Principal Financial and Accounting Officer)



            /s/ Michael Sumichrast  *                          June 30, 1997
----------------------------------------------             ---------------------
              Michael Sumichrast, PhD                              Date
                     Director



              /s/ Wolfgang Kossner *                           June 30, 1997
----------------------------------------------             ---------------------
                 Wolfgang Kossner                                  Date
                      Director








       * By Martin A. Sumichrast and Kevin D. McNeil as attorneys-in fact.

                                INDEX TO EXHIBITS


                                                                                                        Page

      Exhibit No.        Description
      -----------        -----------

         (2.1)           Stock  Purchase  Agreement  dated June 14,  1996  between  the  Company  and
                         Eastbrokers  Beteiligungs AG incorporated by reference to the Company's Form
                         8-K dated August 1, 1996.

         (3.1)           Certificate of Incorporation,  as amended,  incorporated by reference to the
                         Company's Form 10-QSB for the nine months ended December 31, 1996.

         (3.2)           Bylaws  of  the  Company,  as  amended,  incorporated  by  reference  to the
                         Company's Form 10-QSB for the three months ended March 31, 1995.

         (3.3)           Amendments to the Bylaws,  incorporated  by reference to the Company's  Form
                         10-QSB for the three months ended June 30, 1996.

         (4.1)           Specimen  copy of  Common  Stock  Certificate,  Form of
                         Class A  Warrant  Agreement,  Form of  Class B  Warrant
                         Agreement, and Form of Warrant Agreement are each incorporated by reference to the Company's Registration
                         Statement on Form S-1 as filed with the Securities and Exchange Commission (No.
                         33-89544).

         (4.2)           Underwriter's  Unit  Purchase  Option,  incorporated  by  reference  to  the
                         Company's Form 10-KSB for the year ended December 31, 1995.

         (4.3)           Warrant  Certificate  between the Company and J.B. Sutton Group,  LLC, dated
                         March 27, 1997,  incorporated  by reference to the Company's  Form S-3 filed with the Securities and Exchange Commission on May 9, 1997 (No. 333-26825).

        (10.1)           Employment  Agreement  between the Company  and Martin A.  Sumichrast  dated
                         February 1995, incorporated by reference to the Company's Form S-1.

        (10.2)           Employment  Agreement  between the Company and Peter  Schmid dated August 1,
                         1996, the form of such employment  agreement is incorporated by reference to the Company's Form 8-K dated August 1, 1996.

        (10.3)           Form of  Restrictive  Covenants of Wolfgang M.  Kossner,  August A. de Roode
                         and Peter Schmid,  such covenants  executed on August 1, 1996,  incorporated by  reference to the  Company's  Form 10-QSB for the three months ended June
                         30, 1996.

        (10.4)           Stock Option Agreement between the Company and Wolfgang
                         M. Kossner dated August 1, 1996, the form of such stock option agreement is incorporated by reference to the Company's Form 8-K dated August 1, 1996.

        (10.5)           Stock Option  Agreement  between the Company and August
                         A. de Roode dated August 1, 1996, the form of such stock option agreement is incorporated by reference to the Company's Form 8-K dated August 1, 1996.


        (10.6)           Stock Option Agreement  between the Company and Peter Schmid dated August 1,
                         1996, the form of such stock option  agreement is  incorporated by reference to the Company's Form 8-K dated August 1, 1996.

        (10.7)           Stock Option Agreement between the Company and Sumichrast  Enterprises dated
                         August 1, 1996, the form of such stock option  agreement is  incorporated by reference from Form 8-K dated August 1, 1996.



                                                                                                        Page

      Exhibit No.        Description
      -----------        -----------


        (10.9)           Letter Agreement between the Company and Randall F. Greene, Director of the
                         Company, for advisory services dated July 26, 1996, incorporated by reference to the Company's Form 10-QSB for the three months ended June 30, 1996.

        (10.10)          Stock  Sale/Purchase   Agreement  by  and  between  Y.S.E.  a.s.  and  Czech
                         Industries,  Inc., dated as of October 1, 1996, incorporated by reference to the Company's  Report on Form 10-QSB for the nine months ended  December 31,
                         1996.

        (10.11) The 1996 Stock Option Plan of the Company, incorporated by reference to the Company's Report on Form 10-QSB for the nine months ended December 31, 1996.

        (10.12)          Consulting  Agreement between the Company and Randall F. Greene  ("Greene"),
                         Director of the  Company,  dated March 27,  1997,  and Letter from Greene to
                         the Company amending the Agreement, dated April 29, 1997.                        52

        (10.13)          Stock  Purchase and Sale  Agreement  by and among the Company,  John Paul De
                         Vito, and Robert Sass, dated March 6, 1997                                       67

        (10.14)          Consulting Agreement between Michael Sumichrast, Ph.D. and the Company dated
                         April 1, 1997.                                                                   92

        (10.15)          Letter Agreement between the Company and August de Roode dated March 10, 1997.   95

        (21.1)           Subsidiaries of the Company.                                                     97

        (23.1)           Consent of Pannell Kerr Forster PC, dated June 27, 1997.                         98

        (24.1)           Powers of Attorney, granted by Peter Schmid, Chairman,  President and CEO of the Company, on behalf of the Company, and by Peter Schmid, Michael Sumichrast
                         Ph.D. and Wolfgang Kossner, individually,  appointing Martin A. Sumichrast and
                         Kevin D. McNeil as attorneys-in-fact.                                            99

         (27)            Financial Data Schedule (Electronic Filing Only).




EXHIBIT NO.  10.12

                     EASTBROKERS INTERNATIONAL INCORPORATED


                                 March 27, 1997


Mr. Randall F. Greene
P.O. Box 18938
Tampa, FL  33679

Dear Randy:

This letter will confirm the agreement between Eastbrokers International Incorporated (the "Company") and you relating to the matters set forth herein:

1. The effective date (the "Effective Date") of this Agreement shall be March 31, 1997.

2. Upon the Effective Date, the Company will pay to you $13,750 and will issue to you as a restricted stock award under the 1996 Stock Option Plan of the Company 12,500 shares of Common Stock (the "Consulting Shares") in full satisfaction of any amounts due you for consulting services rendered by you during the period August 1, 1996 through March 31, 1997. The foregoing shares have not been registered under the Securities Act of 1933, are "restricted shares", are not freely transferable and the certificate evidencing same will be legended to reflect the restricted status of such shares. You hereby grant an option to Martin A. Sumichrast and/or Peter Schmid to purchase the Consulting Shares at $6.50 per share and Messrs. Sumichrast and Schmid hereby grant to you the right to put the Consulting Shares to them at a price of $6.50 per share. The foregoing put and call options shall be exercisable on or about September 30, 1997 by giving no less than ten days prior written notice of the exercise of such options. The obligations of Messrs. Sumichrast and Schmid hereunder shall be joint and several. If the closing of the sale of the Shares as contemplated by Paragraph 9 does not occur on or before April 30, 1997, the put granted to you hereunder shall immediately accelerate and become exercisable on May 1, 1997.

3. Simultaneously with the execution and delivery by the parties of this agreement, the Company and you shall enter into a consulting agreement substantially in the form of Exhibit A annexed hereto.

4. You hereby resign from the Board of Directors effective as of the closing of the sale of the Shares as contemplated by Paragraph 9.

5. The Company and you mutually agree to refrain from making any comments or statements to the press, employees of the Company or any of its subsidiaries or affiliates or any individual or entity with whom the Company or you has a business relationship or others which are likely to adversely affect each other's reputation in the business community.

6. You agree that you will not disclose, nor use for your benefit or the benefit of any other person or entity any information received from the Company or any of its affiliates which is confidential or proprietary and
     (i) which has not been disclosed publicly by the Company, (ii) which is not otherwise a matter of public knowledge, or (iii) which is a matter of public knowledge but you have reason to know that such information became a matter of public knowledge through an unauthorized source. For the purposes hereof, this agreement shall constitute confidential information.

7. The Company agrees to indemnify you to the maximum extent permissible by law in the event that you are or are threatened to be made a party to any action by reason of the fact that you were a director, officer, employee or agent of the Company or any of its subsidiaries or were serving at the request of the Company as a director, officer, employee or agent of another entity against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by you.

Mr. Randall F. Greene                                             March 27, 1997

8. In consideration of the covenants and agreements contained herein, as of the Effective Date the Company and its subsidiaries and affiliates hereby release and forever discharge you and you hereby release and forever discharge the Company and its subsidiaries and affiliates (including, without limitation, the shareholders, officers, directors and agents of the Company) from any and all claims, causes of action and liabilities of any kind, whether known or unknown, whether legal or equitable, arising out of or in connection with your dealings with the Company and/or any of its subsidiaries or affiliates (including without limitation any and all claims, causes of action and liabilities of any kind relating to Eastbrokers U.S.) and/or your service as a director of the Company and/or any of its subsidiaries or affiliates; provided, however, that the foregoing release shall not release (a) either party from any obligations under or expressly contemplated by this Agreement; or (b) you from any liabilities in connection with the foregoing arising out of any conduct engaged by you involving (i) fraud; (ii) the commission of a felony crime; or (iii) willful or grossly negligent conduct which is demonstrably and materially injurious to the Company and/or any of its subsidiaries or affiliates. For the purposes hereof, conduct which you reasonably believe to be in the best interests of the Company shall not be deemed "willful." In connection with the foregoing, you specifically acknowledge that you have no interest or right to acquire any interest in Eastbrokers U.S. The foregoing release shall not apply to the obligations of certain of the parties under that certain investment banking agreement dated December 17, 1996, a copy of which is attached hereto as Exhibit B; provided, however, that the initial term of said agreement shall expire as of the Effective Date and the sales fee payable under Section 2A of the agreement shall only be payable if a sale occurs within the 12 month period specified and the transaction is with a party introduced by you and identified on Exhibit C attached hereto.

9. You hereby represent and warrant to the Company that you and your affiliates are the record and beneficial owner of approximately 33,000 shares (the "Shares") of the Company's Common Stock. You hereby agree that the Shares may not be sold, assigned, hypothecated or otherwise transferred, in whole or in part, prior to April 30, 1997 without the prior written consent of The J.B. Sutton Group, Inc. ("JBSG"). You also grant to JBSG or its designee(s) the option to purchase the Shares on or before April 30, 1997 for a price of $6.50 per share. If such purchases have not been consummated by April 30, 1997, you will be free to sell the Shares without restriction other than those imposed by applicable law. In order to facilitate the foregoing, within 15 days of the execution and delivery of this agreement, you agree to deposit the certificates evidencing the Shares and executed stock powers in escrow with Gould & Wilkie under cover of instructions in the form of Exhibit D attached hereto.

10. It is understood and agreed that this agreement together with the exhibits hereto constitute the entire understanding between you and the Company relating to the subject matter hereof and supersede all prior written or verbal understandings. This agreement shall be binding upon your executor or other legal representative and upon your assigns. This agreement is not assignable by any party in the absence of the written consent of the other parties hereto.

11.  By  signing  this  agreement,   you  acknowledge  that  you  have  had  the
     opportunity to consult with the counsel of your choice in connection with the negotiation and execution of this agreement.

If the above accurately sets forth the agreement by and among the parties, please sign and return the enclosed copy of this letter. This agreement may be executed in counterparts, all of which taken together shall constitute one and the same instrument.

As a final note, please allow me to take this opportunity on behalf of the Company and the other members of the Board of Directors to express our appreciation to you for your years of service to the Company.

                                           Very truly yours,


                                           EASTBROKERS INTERNATIONAL
                                                 INCORPORATED

                                           By /s/ MARTIN A. SUMICHRAST
                                           ---------------------------
                                                  Martin A. Sumichrast
                                                     Vice Chairman

Mr. Randall F. Greene                                             March 27, 1997

Accepted and Agreed to as of
the 31st day of March, 1997


/s/ RANDALL F. GREENE
---------------------
Randall F. Greene


/s/ PETER SCHMID
----------------
Peter Schmid


/s/ MARTIN A. SUMICHRAST
------------------------
Martin A. Sumichrast

                                    EXHIBIT A


                              CONSULTING AGREEMENT

     This Agreement is made and entered into as of the 31st day of March, 1997, by and between Randall F. Greene ("Consultant"), an individual residing at P.O. Box 18938, Tampa, Florida 33679 and Eastbrokers International Incorporated ("Company"), a Delaware corporation having offices at 15245 Shady Grove Road, Suite 340, Rockville, Maryland 20850.

                                   WITNESSETH

     WHEREAS, the Company wishes to retain the Consultant to render business and financial advisory and consulting services on the terms and conditions herein set forth; and

     WHEREAS, Consultant wishes to render such services on the terms and conditions herein set forth.

     NOW, THEREFORE, in consideration of the premises and of the mutual covenants and agreements contained herein, the parties hereto agree as follows:

     1. Retention. The Company hereby retains the Consultant, for the term hereof (as set forth in Section 2), to render such business and financial advisory and consulting services as may be reasonably requested from time to time by the Company. The Consultant shall not be required to render services to the Company hereunder on any day on which banks are not open for business in the State of Florida or for any periods which exceed 20 hours per month.

     2. Term. The term of this Agreement shall commence as of April 1, 1997, and shall continue for a period of six (6) months, terminating on September 30, 1997.

         3.       Compensation.

     3.1 The Company shall pay the Consultant compensation of $4,000.00 per month, payable on the first business day of each month of the term of this Agreement.

     3.2 As additional compensation to the Consultant for his services under the Agreement, the Company hereby grants to you options to purchase 7,750 shares of the Company's Common Stock at $6.50 per share. These options are being granted under the Company's 1996 Stock Option Plan (the "Plan") and will be subject to the terms and conditions of the Plan and of a stock option agreement to be entered into substantially in the form of Exhibit I attached hereto. These options will vest and become exercisable on October 1, 1997 on the condition that this Agreement has not been terminated by either party prior to its scheduled termination. The options shall remain exercisable through the third anniversary of the date hereof. The Company agrees to use its best efforts to cause the shares of Common Stock issuable upon exercise of these options to be registered at the Company's expense on a Registration Statement on Form S-8.

     4. Reimbursement for Expenses. The Company shall reimburse the Consultant for all reasonable out-of-pocket expenses paid or incurred by him in the course of his duties hereunder and approved in writing by the Company, upon presentation by the Consultant of valid receipts or invoices thereof, utilizing procedures as are reasonably established by the Company with regard to reimbursement of employees and consultants for expenses.

     5. Termination of Services.

     5.1 Death or Disability. This Agreement shall terminate upon the death or disability of the Consultant. For purposes hereof, the term "disability" shall mean physical or mental illness or injury which has prevented the Consultant from performing his customary duties for the Company for a period of ninety (90) consecutive days. In the event of Consultant's death or disability prior to the scheduled termination of this Agreement, the Company shall be obligated to make any such remaining payments to the Consultant's estate or legal representative and the options granted pursuant to Section 3.2 shall immediately vest and become exercisable.

     5.2 For "Cause". The Company shall have the right to terminate the services of Consultant hereunder "for cause", as herein defined. The term "for cause" shall mean:

     (i) the commission by Consultant of an act of theft, embezzlement, or fraud which is materially injurious to the Company or any affiliate; or

     (ii) the conviction of the Consultant in any jurisdiction for a criminal offense constituting a felony.

     5.3 Without Cause. In the event of the termination by the Company of the Consultant's services under this Agreement prior to the scheduled expiration date (as the same may be extended from time to time), for any reason other than "for cause" pursuant to Section 5.2, the Consultant shall be entitled to the remaining monthly payments that would have otherwise been payable to the Consultant under the terms of this Agreement had his services not been terminated and the options granted pursuant to Section 3.2 shall immediately vest and become exercisable.

     6. Indemnification. The Company shall indemnify and hold harmless the Consultant, his heirs and legal representatives from and against all claims, damages, losses, liabilities and expenses, including reasonable legal fees and expenses (collectively "Losses"), arising out of or relating to his services under this Agreement; provided, however, that the foregoing shall not apply to the extent of any Losses resulting from the willful misconduct or negligence of the Consultant. The Consultant shall indemnify and hold harmless the Company, its officers, directors and agents, from and against all Losses arising out of any misrepresentation made by the Consultant to any third party as to the scope of his authority to act on behalf of or to bind the Company.

     7. Miscellaneous.

     7.1. Legal Relationship of Parties. The Consultant shall render services hereunder as an independent contractor and not as an employee and nothing herein contained shall be deemed to constitute a partnership between or a joint venture by the parties, nor shall anything herein contained be deemed to constitute either the Consultant or the Company the agent of the other except as is expressly provided herein.

     7.2 Notices. All notices and communications hereunder shall be in writing and delivered by hand or sent by registered or certified mail, postage and other fees prepaid, return receipt requested, or by a nationally recognized overnight delivery service. Such notice shall be deemed given when hand delivered or three
(3) business days after the date when mailed or one (1) business day after delivery to an overnight delivery service.

     7.3 Entire Agreement. This Agreement contains the entire understanding of the parties hereto with respect to the retention of the Consultant by the Company during the term hereof, and the provisions hereof may not be altered, amended, waived, terminated or discharged in any way whatsoever except by subsequent written agreement executed by the party sought to be charged therewith. This Agreement supersedes all prior agreements, understandings and arrangements between the Consultant and the Company pertaining to the subject matter hereof. A waiver by either of the parties of any of the terms or conditions of this Agreement, or of any breach hereof, shall not be deemed a waiver of such terms or conditions for the future or of any other term or condition hereof, or of any subsequent breach hereof.

     7.4 Severability. The provisions of this Agreement are severable, and if any provision of this Agreement is invalid, void, inoperative or unenforceable, the balance of the Agreement shall remain in effect, and if any provision is inapplicable to any circumstance, it shall nevertheless remain applicable to all other circumstances.

     7.5 Survival. The provisions of Section 6 shall survive any termination of the Consultant's services under this Agreement.

     7.6 Miscellaneous. The Consultant shall be free to render services to other persons or entities during the term of this Agreement so long as the same do not unreasonably interfere with his services hereunder.

     7.7 Counterparts. This agreement may be executed in counterparts, all of which taken together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


                                     EASTBROKERS INTERNATIONAL
                                            INCORPORATED


                                     By:/s/ MARTIN A. SUMICHRAST
                                     ---------------------------
                                           Martin A. Sumichrast
                                               Vice Chairman



                                     CONSULTANT


                                     /s/ RANDALL F. GREENE
                                     ---------------------
                                        Randall F. Greene

                                    EXHIBIT I

                                                            NO. OF SHARES: 7,750


                     EASTBROKERS INTERNATIONAL INCORPORATED

                             STOCK OPTION AGREEMENT


     THIS AGREEMENT, made as of March 31, 1997, between EASTBROKERS INTERNATIONAL INCORPORATED, a Delaware corporation ("Company"), with an address of 15245 Shady Grove Road, Suite 340, Rockville, Maryland 20850 and RANDALL F. GREENE ("Consultant"), as a consultant to the Company, with an address of P.O. Box 18938, Tampa, Florida 33679.

1.   INCORPORATION BY REFERENCE OF PLAN

     The provisions of the Company's 1996 Stock Option Plan ("Plan"), a copy of which is being furnished herewith to the Consultant, are incorporated by reference herein and shall govern as to all matters not expressly provided for in this Agreement. Terms not defined herein have the meanings set forth in the Plan. In the event of any conflict between the terms of this Agreement and the Plan, the terms of the Plan shall govern.

2.   GRANT OF OPTION

     The Company, effective March 31, 1997 ("Date of Grant"), hereby grants to the Consultant the Option to purchase all or any part of an aggregate of 7,750 shares of Common Stock on the terms and conditions herein set forth. The Option is a non-qualified stock option.

3.   PURCHASE PRICE

     The purchase price of the shares of Common Stock subject to the Option shall be $6.50 per share subject to the adjustment as provided in Section 4 of the Plan.

4.   TERMS OF OPTION

     A. Exercise Dates. Except as otherwise expressly set forth herein, this Option shall not vest and be exercisable until October 1, 1997 ("Vesting Date"); provided, however, that the Options shall vest and become immediately exercisable in the event of Consultant's disability, death or termination by the Company without cause prior to the Vesting Date.

     B. Final Termination. Notwithstanding anything herein to the contrary, the Option shall no longer be exercisable three (3) years from the date hereof ("Expiration Date") or such shorter time as prescribed below.

     C. Restrictions. This Option is subject to all the terms and conditions set forth in the Plan including, but not limited to, the following:

          i. This Option is not transferrable, as provided in Section 8(e) of the Plan;

          ii.  This Option shall lapse in the event the Consulting  Agreement of
               even  date   pursuant  to  which  the  Option  is  being  granted
               ("Consulting Agreement") is terminated by the Company for cause.

          iii. This Option may be exercised by the Consultant's legal representative until the shorter of the period ending on the Expiration Date or the period of one year and one day from the date of the termination of the Consulting Agreement by reason of Consultant's death, as provided in Section 8(f) of the Plan.

          iv. This Option may be exercised by the Consultant, or his legal representative, until the shorter of the period ending on the Expiration Date or the period of one (1) year and one day from the date of the termination of the Consulting Agreement by reason of Disability, as provided in Section 8(g) of the Plan.

          v. This Option may be exercised by the Consultant through the Expiration Date in the event that the Consulting Agreement is terminated by the Company other than for cause.

          vi. This Option is subject to adjustment pursuant to the provisions of Section 4 of the Plan and is subject to the change in control provisions of Section 11 of the Plan.

     D. Exercise. This Option shall be exercised, in whole, or, from time to time, in part, by written notice received by the Secretary or Treasurer of the Company not later than 5:00 P.M. prevailing local time, on or prior to the day the Option is to expire, specifying the number of shares of Common Stock to be purchased, and accompanied by full payment by certified or bank check or such other instrument as the Company may accept, as set forth in Section 8(d) of the Plan. Payment in full or in part may also be made in the form of shares of Common Stock owned by the Consultant, which shall be free and clear of all liens, encumbrances and restrictions of any kind whatsoever and Consultant may be requested to represent and warrant to such effect and to take such other steps with respect to this form of payment as the Committee shall require. Any such exercise shall also be subject to receipt by the Company of the representation and undertaking set forth in Section 4F hereof. Any such exercise will be subject to the "cash out" provisions of Section 8(i) of the Plan.

     E. Securities Law Restrictions. The Company will use its best efforts to file a registration statement on Form S-8 under the Securities Act of 1933 ("Act") with respect to the shares of Common Stock subject to the Option. Unless a registration statement under the Act has been filed and remains effective with respect to such shares, the Company shall require that the offer and sale of such shares be exempt from the registration provisions of the Act. Under Rule 144, as amended, under the Act, sales under such Rule could be made following the expiration of one year from the exercise of the Option. As a condition of such exemption, the Company shall require a representation and undertaking, in form and substance satisfactory to counsel for the Company, that the Consultant is acquiring the shares for the Consultant's own account for investment and not with a view to the distribution or resale thereof and shall otherwise require such representations and impose such conditions as shall establish to the Company's satisfaction that the offer and sale of such shares issuable upon the exercise of the Option will not constitute a violation of the Act or any similar state act affecting the offer and sale. If such shares are issued in an exempt transaction, such shares shall bear the following restrictive legend:
               "The shares represented by this certificate have not been registered under the Securities Act of 1933 and may not be sold, pledged, or otherwise transferred except pursuant to an effective registration statement under said Act or an opinion of counsel acceptable to the Company that an exemption from registration is available."

     If said shares were registered under the Act, to the extent that Consultant is an "affiliate" of the Company, any reoffers or resales of Common Stock acquired pursuant to the Plan, must be held indefinitely unless (i) distribution of said Stock has been made registered under the Act, (ii) a sale of said Stock is made in conformity with the provisions of Rule 144 issued by the Securities and Exchange Commission under the Act, or (iii) in the opinion of counsel acceptable to the Company some other exemption from registration is available.

5.   ACCEPTANCE OF PROVISIONS

     The execution of this Agreement by the Consultant shall constitute the Consultant's acceptance of and agreement to all of the terms and conditions of the Plan and this Agreement.

6.   NOTICES

     All notices and other communications required or permitted under the Plan and this Agreement shall be in writing and shall be given either by (i) personal delivery or regular mail or, (ii) first class registered or certified mail, return receipt requested. Except as otherwise provided in paragraph 4D hereof on the exercise, in whole or in part, of the Option, any such communication shall be deemed to have been given on the date of receipt in the cases referred to in clause (i) of the preceding sentence and on the second day after the date of mailing in the cases referred to in clause (ii) of the preceding sentence. All such communications to the Company shall be addressed to it, to the attention of its Secretary or Treasurer, at its the principal office at the address first set forth above, and to the Consultant at his last address appearing on the records of the Company or, in each case, to such other person or address as may be designated by like notice hereunder.

7.   MISCELLANEOUS

     This Agreement and the Plan contain a complete statement of all the arrangements between the parties with respect to their subject matter, and this Agreement shall be governed by and construed in accordance with the laws of the State of Delaware applicable to agreements made and to be performed exclusively in Delaware. The headings in this Agreement are solely for convenience of reference and shall not affect its meaning or interpretation. This agreement may be executed in counterparts, all of which taken together shall constitute one and the same instrument.



CONSULTANT                               EASTBROKERS INTERNATIONAL
                                                INCORPORATED


/s/ RANDALL F. GREENE                    By: /s/ MARTIN A. SUMICHRAST
---------------------                    ----------------------------
Randall F. Greene                               Martin A. Sumichrast
                                                    Vice Chairman

                                                                       EXHIBIT B

December 17, 1996



Mr. August A. deRoode, Chief Executive Officer
Eastbrokers International, Inc.
15245 Shady Grove Road, Suite 340
Rockville, Maryland 20850

Dear Gus:

The purpose of this letter is to confirm the engagement of Randall F. Greene ("Greene") by Eastbrokers International, Inc. ("Eastbrokers") and August A. deRoode, Peter Schmid, and Martin A. Sumichrast ("Selling Shareholders") as the exclusive financial advisor with respect to the sale of Eastbrokers and/or any of its subsidiaries. For purposes of this Agreement, the term "Sale" shall include the sale of all or substantially all of the assets or capital stock of Eastbrokers, or a sale of the majority control of the capital stock, or any other form of disposition which results in the effective transfer of the principal business and operations of Eastbrokers by its present security holders or a change in control of Eastbrokers or any material portion thereof. For purposes of this Agreement, "Sale" shall include a transaction contemplated by the preceding sentence, even if buyers approach Eastbrokers during the term of this Agreement directly or through an intermediary other than Greene.

     1.   Services
          Greene shall  provide the  following  services  during the term of the
          Agreement: oAnalyze and evaluate the operations of Eastbrokers; oPrepare and implement a marketing plan and information package; oScreen and contact prospective purchasers under strict confidentiality; oAssist prospective purchasers with their due diligence investigation; oAssist the Company in evaluating proposals which are received from potential purchasers; oAssist in structuring and negotiating the Sale.

     2.   Fees
          As compensation for Greene's services as financial advisor, Eastbrokers and its Selling Shareholders will pay, or cause to be paid, the following non-refundable fees (payable in U.S. dollars) to Greene;

          A. Sales Fee: If a sale is consummated during the term of Greene's engagement or within 12 months after the termination of such engagement, a fee will be payable and calculated as follows:

                           Consideration                         Percentage Fee
                           Up to $50.0 million                        8.00%
                           $50.0 to $60.0 million                     7.50%
                           Over $60.0 million                         7.00%

          B. Expenses: Eastbrokers agrees to reimburse Greene for all expenses incurred in connection with this transaction, provided however that all such expenses in excess of $1,000 shall be subject to prior approval by Eastbrokers.

          C. Term: The initial term of this Agreement shall be for six (6) months, but may be terminated by either party with sixty (60) days written notice thereof to the other party; provided, however, that the provisions of paragraphs 2 and 3A shall survive such termination.

          D. Governing Law: This Agreement shall be governed by the laws of the State of Florida.

          E. Information: Eastbrokers agrees to provide Greene with such information as may reasonably be requested to perform the engagement hereunder.

          F. Miscellaneous: This Agreement may be executed in two or more counterparts, all of which together shall be considered a single instrument. This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof.


          I am pleased to accept this engagement and look forward to working toward a successful sale. Please confirm that the foregoing is in accordance with your understanding by signing and returning one original of this Agreement.


                                                    Very truly yours,



                                                   /s/ RANDALL F. GREENE
                                                   ---------------------
                                                      Randall F. Greene

Agreed and Accepted:



/s/ AUGUST A. DEROODE
---------------------
August A. deRoode
Chief Executive Officer



/s/ PETER SCHMID
----------------
Peter Schmid
President & Chief Operating Officer



/s/ MARTIN A. SUMICHRAST
------------------------
Martin A. Sumichrast
Executive Vice President & Chief Financial Officer



/s/ AUGUST A. DEROODE
---------------------
August A. deRoode
Selling Shareholder



/s/ PETER SCHMID
----------------
Peter Schmid
Selling Shareholder



/s/ MARTIN A. SUMICHRAST
------------------------
Martin A. Sumichrast
Selling Shareholder

                                                                       EXHIBIT C


                  Raymond, James Financial

                  Merrill Lynch & Co., Inc.

                  Bear Stearns Companies, Inc.

                  Alex Brown

                  Bankers Trust

                  Charles Schwab

                  Lehman Bros.

                  The Advest Group, Inc.

                  Quick & Reilly Group, Inc.

                  Morgan Keegan

                  Legg Mason, Inc.

                                    EXHIBIT D
                                                                      ---------











                                    March __, 1997




Gould & Wilkie
One Chase Manhattan Plaza
58th Floor
New York, New York  10005

                   Re: Eastbrokers International Incorporated

Dear Sirs:

I am hereby depositing with you Certificate Nos. ____ representing _____ shares of Common Stock of the above issuer together with duly executed stock powers. This letter will also constitute my irrevocable instructions to you to release such shares if the same are to be sold in a transaction or series of transactions at a price not less than $6.50 per share.

The foregoing instructions shall expire and be of no further force or effect if my sale order has not been filled on or before April 30, 1997.

                                    Very truly yours,



                                    Randall F. Greene

                         PREMIER CHEMICAL PRODUCTS, INC.
                         1916 N. 14th Street, Suite 203
                              Tampa, Florida 33605






April 29, 1997



Mr. Martin A. Sumichrast
Eastbrokers International Incorporated
15245 Shady Grove Road, Suite 340
Rockville, Maryland  20850

Re:  Agreement Dated March 27, 1997

Dear Marty:

I understand from our conversation yesterday that the sale of my 10,000 shares of Eastbrokers stock will be delayed for up to 45 days due to registration requirements. You've also informed me that the sale of the other 23,547 shares tendered by my group will close on or about April 30th, as scheduled.

I agree to extend the closing date and put option outlined in paragraph 2 of our agreement, until June 15th, in exchange for prepayment of consulting fees for May through September in the amount of $20,000.00. I appreciate your offer to do this very much.

Please confirm your agreement and forward a check.

Thank you.

Best regards,

PREMIER CHEMICAL PRODUCTS


Randall F. Greene
President

RFG:sg

cc:  Fred London

Exhibit No.  10.13















                        STOCK PURCHASE AND SALE AGREEMENT

                                  by and among

                     EASTBROKERS INTERNATIONAL INCORPORATED,

                                JOHN PAUL DEVITO

                                       and

                                   ROBERT SASS



                                   dated as of

                                  march 6, 1997

                                                  TABLE OF CONTENTS

                                                                                                               Page

ARTICLE 1 - PURCHASE AND SALE OF STOCK; CLOSING.................................................................  1
                  1.1    Purchase and Sale of the Stock.........................................................  1
                  1.2    Payment in Shares......................................................................  1
                  1.3    Time of Closing........................................................................  2
                  1.4    Seller's Deliveries....................................................................  2
                  1.5    Buyers' Deliveries.....................................................................  3

ARTICLE 2 - REPRESENTATIONS AND WARRANTIES OF SELLER............................................................  3
                  2.1    Company Organization...................................................................  3
                  2.2    Seller's Authorization.................................................................  3
                  2.3    Subsidiaries...........................................................................  3
                  2.4    Organizational Instruments of Company..................................................  3
                  2.5    Capital Stock..........................................................................  4
                  2.6    No Breach..............................................................................  4
                  2.7    Financial Statements...................................................................  4
                  2.8    Tax Matters............................................................................  5
                  2.9    Real Property..........................................................................  5
                  2.10   Owned Personal Property................................................................  5
                  2.11   Title to Owned Properties..............................................................  6
                  2.12   Absence of Changes.....................................................................  6
                  2.13   Litigation.............................................................................  7
                  2.14   Intellectual Property..................................................................  7
                  2.15   Compliance with Laws; Licenses, Approvals and Other Authorizations.....................  8
                  2.16   Undisclosed Liabilities................................................................  8
                  2.17   Material Contracts and Other Data......................................................  8
                  2.18   Pension and Other Employee Plans; Employees............................................  9
                  2.19   Environmental Matters..................................................................  9
                  2.20   Insurance..............................................................................  9
                  2.21   Banks; Proxies......................................................................... 10
                  2.22   Customers and Suppliers................................................................ 10
                  2.23   Net Book Value......................................................................... 10
                  2.24   Labor Matters.......................................................................... 10
                  2.25   Full Disclosure........................................................................ 10
                  2.26   Restricted Securities.................................................................. 10
                  2.27   Investment Experience; Access to Information........................................... 11
                  2.28   Consents............................................................................... 11
                  2.29   SEC, NASD, Etc. Filings................................................................ 12
                  2.30   Securities and Exchange Commission Broker-Dealer Registration.......................... 12
                  2.31   NASD Matters........................................................................... 12
                  2.32   SIPC/CRD Registration.................................................................. 12
                  2.33   State Broker-Dealer Registrations...................................................... 12
                  2.34   Registered Principals and Representatives.............................................. 12
                  2.35   Brokers' Bond.......................................................................... 12

ARTICLE 3 - REPRESENTATIONS AND WARRANTIES OF BUYERS............................................................ 12
                  3.1    Eastbrokers Organization and Authorization............................................. 12
                  3.2    Executive Purchaser's Authorization.................................................... 13
                  3.3    No Breach.............................................................................. 13
                  3.4    Consents............................................................................... 13
                  3.5    Investment Intent and Acknowledgement.................................................. 13
                  3.6    EII Shares............................................................................. 13





ARTICLE 4 - PRE-CLOSING COVENANTS............................................................................... 14
                  4.1    Seller's Covenants..................................................................... 14
                  4.2    Buyers' Covenants...................................................................... 16
                  4.3    Authorization and Approvals............................................................ 16
                  4.4    Transactions in Eastbrokers' Common Stock.............................................. 16

ARTICLE 5 - CONDITIONS TO CLOSING............................................................................... 16
                  5.1    Conditions to Obligations of Buyers.................................................... 16
                  5.2    Conditions to Obligations of Seller.................................................... 17

ARTICLE 6 - POST-CLOSING COVENANTS.............................................................................. 18
                  6.1    Transactional Taxes and Costs.......................................................... 18
                  6.2    Further Assurances..................................................................... 18
                  6.3    Records Retained by Seller............................................................. 18
                  6.4    Access by Seller....................................................................... 19
                  6.5    Preservation of Records................................................................ 19
                  6.6    Standstill............................................................................. 19
                  6.7    Accounts Receivable and Liabilities.................................................... 19

ARTICLE 7 - SURVIVAL OF REPRESENTATIONS; INDEMNIFICATION........................................................ 20
                  7.1    Survival of Representations of Seller.................................................. 20
                  7.2    Indemnification by Seller.............................................................. 20
                  7.3    Survival of Representations of Buyers.................................................. 21
                  7.4    Indemnification by Eastbrokers......................................................... 21
                  7.5    Indemnification Procedure.............................................................. 22
                  7.6    Subrogation............................................................................ 23

ARTICLE 8 - PUBLICITY; CONFIDENTIALITY.......................................................................... 23
                  8.1    Publicity.............................................................................. 23
                  8.2    Confidentiality........................................................................ 24
                  8.3    Survival............................................................................... 24

ARTICLE 9 - NOTICES............................................................................................. 24

ARTICLE 10 - BROKERAGE FEES; CERTAIN EXPENSES................................................................... 26
                  10.1   Brokerage Fees......................................................................... 26
                  10.2   Certain Expenses....................................................................... 26

ARTICLE 11 - MISCELLANEOUS...................................................................................... 26
                  11.1   Governing Law; Forum................................................................... 26
                  11.2   Binding Effect; Assignment; Third-Party Beneficiaries.................................. 27
                  11.3   Entire Agreement....................................................................... 27
                  11.4   Amendments............................................................................. 27
                  11.5   Waivers................................................................................ 27
                  11.6   Headings; Counterparts................................................................. 28
                  11.7   Severability........................................................................... 28
                  11.8   Certain References..................................................................... 28
                  11.9   Exclusive Remedy....................................................................... 28





                                     - 70 -

                                    SCHEDULES


                Schedule 2.7(a) --- Audited Financial Statements
               Schedule 2.7(b) --- Unaudited Financial Statements
                      Schedule 2.9 --- Leased Real Property
                     Schedule 2.14 --- Intellectual Property
               Schedule 2.15 --- Licenses and Other Authorizations
               Schedule 2.17 --- Material Contracts and Other Data
                           Schedule 2.20 --- Insurance
                        Schedule 2.21 --- Banks; Proxies
                           Schedule 2.28 --- Consents
           Schedule 2.34 --- Registered Principals and Representatives

                        STOCK PURCHASE AND SALE AGREEMENT


     This STOCK PURCHASE AND SALE AGREEMENT (this "Agreement") has been made and entered into as of the 6th day of March, 1997 by and among Eastbrokers International Incorporated, a Delaware corporation ("Eastbrokers"), John Paul DeVito, an individual residing at 95 Peconic Hills Drive, South Hampton, New York 11968 ("Executive Purchaser" and, together with Eastbrokers, "Buyers" and, sometimes individually, a "Buyer"), and Robert Sass, an individual residing at 42 Barneburg, Dove Cannon, California 92679 ("Seller").

                              W I T N E S S E T H:

     WHEREAS, Financial Planning Services-International, Inc., a Delaware corporation (the "Company"), is engaged in the business of providing investment and insurance services to groups and individuals (such business as conducted by the Company being hereinafter referred to as the "Business");

     WHEREAS, Seller owns all of the issued and outstanding shares of common stock, no par value, of the Company (the "Common Stock"); and

     WHEREAS, Seller desires to sell all of the issued and outstanding shares of Common Stock (the "Stock"), and Buyers desire to purchase the Stock, on the terms and conditions set forth herein;

     NOW, THEREFORE, in consideration of the premises, representations and warranties set forth herein and the mutual covenants and agreements set forth herein, Buyers and Seller (collectively, the "Parties" and, sometimes individually, a "Party") agree as follows:


                 ARTICLE 1 - PURCHASE AND SALE OF STOCK; CLOSING

     1.1 Purchase and Sale of the Stock. Seller hereby agrees, subject to the terms and conditions of this Agreement, to sell, assign and deliver to Buyers, and Buyers hereby agree, subject to the terms and conditions of this Agreement, to purchase and accept, all right, title and interest in and to 100 shares of the Stock, representing all of the issued and outstanding shares of Common Stock. In consideration for such sale, assignment and delivery, Eastbrokers shall pay to Seller $90,000 for 90 shares of the Stock, and Executive Purchaser shall pay to Seller $10,000 for 10 shares of the Stock, for an aggregate purchase price equal to $100,000, which shall be payable as set forth in Section
1.2 (the "Purchase Price").

     1.2 Payment in Shares. Buyers shall pay Seller the Purchase Price by issuing and delivering to Seller at the Closing (as defined in Section 1.3), free and clear of all liens, charges, pledges, security interests, claims and encumbrances, except as provided in Sections 2.26 and 2.27, that number of shares (the "EII Shares") of common stock, $.05 par value per share, of Eastbrokers (NASDAQ symbol "EAST") ("Eastbrokers' Common Stock"), determined by dividing $90,000 (in the case of Eastbrokers) and $10,000 (in the case of Executive Purchaser) by the Average Closing Price (as hereinafter defined) of Eastbrokers' Common Stock immediately preceding the Closing Date (as defined in
Section 1.3); provided, however, if the Average Closing Price is less than $4 per share, then the Average Closing Price shall be deemed to be $4 per share, and, if the Average Closing Price is greater than $6 per share, then the Average Closing Price shall be deemed to be $6 per share. The shares of Eastbrokers' Common Stock to be transferred to Seller pursuant to this Section 1.2 shall be registered in the name of or endorsed to Robert Sass or accompanied by a duly executed stock power assigning such shares to Robert Sass.

     As used herein, the phrase "Average Closing Price" shall mean the average of the last reported sale price of Eastbrokers' Common Stock for the 15 trading days immediately preceding such date as specified in this Agreement, as officially reported by the Nasdaq SmallCap Market ("NASDAQ"), or, if not quoted on NASDAQ, by the principal securities exchange on which Eastbrokers' Common Stock is listed or admitted to trading, or, if Eastbrokers' Common Stock is not listed or admitted to trading on any national securities exchange or quoted by NASDAQ, the average closing ask price as furnished by the National Association of Securities Dealers, Inc. ("NASD") automated quotation system, the OTC
Bulletin Board Service, the NQB Pink Sheets or any similar organization with which Eastbrokers' Common Stock is quoted, or, if Eastbrokers' Common Stock is not listed on an exchange or quoted by a service, as determined by an investment banking firm selected by the Parties.

     1.3 Time of Closing. The closing for the sale of the Stock hereunder (the "Closing") shall take place at the offices of Kelley Drye & Warren LLP, 101 Park Avenue, New York, New York, at 9:30 a.m., on March 6, 1997, unless a later date is mutually agreed upon by the Parties. The date upon which the Closing shall occur is herein called the "Closing Date".

     1.4 Seller's Deliveries. At the Closing, Seller shall deliver or cause to be delivered to Buyers:

     (a) one stock certificate in the name of Eastbrokers International Incorporated for 90 shares of the Common Stock, and one stock certificate in the name of John Paul DeVito for 10 shares of the Common Stock, both certificates having been duly endorsed to Robert Sass;

     (b) all minutes and minute books of the Company;

     (c) all stock transfer books and stock ledgers of the Company;

     (d) all blank certificates for shares of the Common Stock;

     (e) resignations of all directors and officers of the Company serving in office immediately prior to the Closing Date;

     (f) all consents, approvals and notifications required to be obtained by Seller, as set forth on
Schedule 2.28; and

     (g) one copy of the resolutions adopted by the Board of Directors of the Company authorizing the transactions contemplated hereby, and authorizing the execution, delivery and performance by Seller of this Agreement, certified by the Secretary of the Company.

     1.5 Buyers' Deliveries. At the Closing, Buyers shall deliver or cause to be delivered to Seller:

     (a) one copy of the resolutions adopted by the Board of Directors of Eastbrokers authorizing the transactions contemplated hereby, and authorizing the execution, delivery and performance by Eastbrokers of this Agreement, certified by the Secretary of Eastbrokers; and

     (b) the payment required pursuant to Section 1.1.


 ARTICLE 2 - REPRESENTATIONS AND WARRANTIES OF SELLERS AND WARRANTIES OF SELLER

     Seller hereby represents and warrants to Buyers as of the date hereof and as of the Closing Date as follows:

     2.1 Company Organization. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. The Company has all corporate power and authority necessary to (i) own, lease or use the properties owned, leased or used by it and (ii) engage in the conduct of the Business as presently conducted by it. The Company is duly authorized, qualified or licensed and in good standing as a foreign corporation authorized to do business under the laws of the jurisdictions in which a license, authorization or qualification is required for the transaction of business by it, except where the failure to be so licensed, authorized or qualified would not have a material adverse effect on the business, operations, condition (financial or otherwise) or results of operations (the "Business Conditions") of the Company.

     2.2 Seller's Authorization. Seller has all power and authority necessary to execute, deliver and perform his obligations under this Agreement and to consummate the transactions contemplated hereby. Assuming due execution and delivery by the other Parties, this Agreement shall constitute the legal, valid and binding obligations of Seller, enforceable against Seller in accordance with its terms, except insofar as enforceability may be limited by bankruptcy, insolvency, moratorium or other laws which may affect creditors' rights and remedies generally and by principles of equity (regardless of whether enforceability is considered in a proceeding at law or in equity).

     2.3 Subsidiaries. The Company has no subsidiaries and the Company is not a partner of any partnership or a member of any limited liability company or joint venture.

     2.4 Organizational Instruments of Company. The Company has delivered or caused to be delivered to Buyers true, correct and complete copies of the Certificate of Incorporation of the Company, as amended to date (the "Certificate of Incorporation"), and By-Laws of the Company, as amended to date (the "By-Laws"). The Company is not in violation of any provision of the Certificate of Incorporation or the By-Laws. There are no agreements or commitments which obligate or require Seller or the Company to amend or authorize an amendment of the Certificate of Incorporation or the By-Laws.

     2.5 Capital Stock

     (a) The authorized capital stock of the Company consists of 1,000 shares of Common Stock, 100 of which have been duly issued and are fully paid, outstanding and non-assessable. There are no outstanding subscriptions, options, warrants, rights, convertible or exchangeable securities, agreements or commitments which obligate or require the Company to issue or sell any shares of the Common Stock. The Common Stock is the only authorized class of capital stock of the Company.

     (b) The Stock is owned by Seller free and clear of all liens, charges, pledges, security interests, claims and encumbrances. Upon consummation of the transactions contemplated hereby, all right, good and valid title and interest in and to the Stock shall have been sold, assigned and delivered to Buyers free and clear of all liens, charges, pledges, security interests, claims and encumbrances.

     2.6 No Breach. The execution and delivery by Seller of this Agreement, the performance by Seller of his obligations hereunder and the consummation of the transactions contemplated hereby by Seller will not (i) constitute a default under, result in the cancellation or termination of, accelerate the performance required under or result in the creation of any lien, claim or encumbrance upon any of the properties owned, leased or used by the Company pursuant to any mortgage, indenture, franchise, license, permit, deed of trust, guaranty, note, agreement, lease or other instrument to which the Company or Seller is a party or by which any of their respective properties is bound or subject; (ii) result in a violation of or conflict with any law, ordinance, rule or regulation or any order, writ, judgment, stipulation, award, edict or decree of any court of competent jurisdiction or any governmental or quasi-governmental or regulatory agency, authority or instrumentality of competent jurisdiction applicable to
Seller,  the  Company  or any of their  respective  properties,  which  default, breach, cancellation, termination, acceleration, creation, violation or conflict, singly or in the aggregate, would have a material adverse effect on the ability of Seller to perform this Agreement or on the ability of the Company to conduct the Business as presently conducted by it or on the ownership, leasing or use by the Company of such properties as presently owned, leased or used by it; or (iii) conflict with, result in a violation of or constitute a default under the Certificate of Incorporation or the By-Laws of the Company.

     2.7 Financial Statements.

     (a) Schedule 2.7(a) attached hereto sets forth a true, correct and complete copy of the audited financial statements of the Company for the fiscal year ended June 30, 1996, including the report of Daily & Tagarsis, the Company's certified public accountants, thereon and the notes thereto (collectively, the "Audited Financial Statements"). The Audited Financial Statements present in conformity with generally accepted accounting principles ("GAAP") the financial position and shareholders' equity of the Company at such date and the results of operations and cash flows of the Company.

     (b) Schedule 2.7(b) attached hereto sets forth a true, correct and complete copy of the unaudited financial statements of the Company for the period commencing October 1, 1996 and ending on December 31, 1996 (the "Unaudited Financial Statements"). The Unaudited Financial Statements present in conformity with GAAP the financial position and shareholders' equity of the Company for the period ending December 31, 1996 (the "Balance Sheet Date") and the results of operations of the Company for the period commencing October 1, 1996 and ending on December 31, 1996, subject, however, to year-end adjustments consistent with past practices for preparation of the Company's interim financial statements.

     (c) All books and records of the Company are accurate and complete, have been maintained in the normal course of business and accurately reflect the business, transactions and operations of the Company.

     2.8 Tax Matters. All federal, state, local and foreign income, sales, use, property, franchise, privilege, employment (including, without limitation, social security) and other taxes, tax returns, reports, estimates and information statements required to be paid or filed by, or with respect to, the Company have been paid or timely filed for all years and periods for which such payments, returns, reports, estimates and information statements were due (taking into account all filing date extensions), all taxes shown thereon to be payable have been paid, there are no outstanding waivers or extensions of statutes of limitation with respect to any taxes required to be shown on any tax return and there are no material misstatements contained in any such return, report, estimate or information statement. The Company has not incurred any liability with respect to any federal, state, local or foreign tax, except in the ordinary course of the Business. There are no presently pending or threatened audits or assessments by any federal, state, local or foreign taxing authority involving issues which pertain to the Company or any of the properties owned by the Company.

     2.9 Real Property. The Company does not own any real property. Schedule 2.9 attached hereto identifies all real property which is leased to the Company. The Company has not granted any rights of occupancy or use to any third party with respect to the real property leased by it.

     2.10 Owned Personal Property. All of the tangible personal property and assets (including, without limitation, leasehold improvements, furnishings, furniture, office equipment, vehicles, inventories, machinery, equipment, structures and movable fixtures) that are, individually or in the aggregate, material to the conduct of the Business as presently conducted by the Company and which are owned by the Company, are reflected in the Audited Financial Statements and Unaudited Financial Statements. All of such personal property is in good condition and is suitable for the purposes for which it is used. All items of inventory are in merchantable condition, of first quality and in conformance to the specifications for such products, saleable or usable in the ordinary course of the Business for the purposes for which intended. Without limiting the foregoing, the inventories do not include any obsolete or defective materials or excess stock items or any item that was at any prior time written off or written down by the Company. There are no assets or properties necessary for or used in the conduct of the Business which are not owned or leased by, or licensed to, the Company.

     2.11 Title to Owned Properties. The Company is the sole and exclusive owner of, and has good and marketable title to, all of the properties and assets owned by it and used in the Business, free and clear of all liens, claims, pledges, charges, security interests and other encumbrances.

     2.12 Absence of Changes. Since January 1, 1996, there has not been with respect to the Company:

     (a) any change in the conduct of the Business or any change in practices, operations or policies with respect to (i) the method of selling services, (ii) the standard commissions, mark-ups or terms and conditions of sale of services (including standard terms regarding discounts and commissions, but excluding price changes), (iii) the method for accounting for sale of services or commissions, (iv) the compensation of employees, (v) the policy regarding maintenance of inventory levels or (vi) the conduct of accounts receivable collection and accounts payable payment activities of the Business;

     (b) any change which has affected, or may reasonably be expected to affect, the Business Conditions of the Company from that shown in the Audited Financial Statements and Unaudited Financial Statements (other than changes relating to the economy in general or the Company's industry in general and not specifically relating to the Company, as to which no representation is made herein);

     (c) other than in the ordinary course of business, any change in any of the properties, assets, licenses, permits or franchises of the Company or any change in the methods of accounting or accounting practice or manner of conducting the Business which has, or may reasonably be expected to have, a material adverse effect on the Business Conditions of the Company;

     (d) any damage, destruction or loss (whether or not covered by insurance) with respect to the property of the Company;

     (e) other than in the ordinary course of business, any amendment, modification or termination of any existing, or adoption, approval, execution or delivery of any new contract, agreement, plan, lease, license, permit or franchise;

     (f) other than in the ordinary course of business (which includes ordinary investment activities), any acquisition or disposition by the Company of any material asset or property;

     (g) any direct or indirect redemption, purchase or other acquisition of any shares of any class of the capital stock of the Company or any declaration, setting aside or payment of any dividend or other distribution on or with respect to, or any split, combination or similar change in, shares of any class of the capital stock of the Company;

     (h) any incurrence, assumption or guarantee of any indebtedness or obligation relating to any lending or borrowing of money or any other liability, except current liabilities and commitments incurred in the ordinary course of business;

     (i) any payment of any obligation or liability other than current liabilities in the ordinary course of business;

     (j) any notification or indication to Seller or the Company that a material customer of the Company intends to discontinue or reduce its relationship with the Company;

     (k) any waiver or compromise of any right of material value;

     (l) any receipt of any notice of termination of any contract, policy, lease, franchise, permit, governmental consent, regulatory approvals, grant or authorization, license or other agreement, or of any breach or event of default with respect to any of the foregoing, which, individually or in the aggregate, has had, or may reasonably be expected to have, an adverse effect on the Business Condition of the Company; no such termination is or has been threatened against the Company; or

     (m) any agreement to do any of the things described in this Section 2.12.

     2.13 Litigation.ation

     (a) Other than customer claims arising in the ordinary course of the Company's business and claims which do not seek monetary damages in excess of $5,000 individually or, if arising out of the same facts and circumstances, in the aggregate, there are no claims, lawsuits, actions, customer complaints, arbitrations or administrative or regulatory or governmental proceedings or regulatory or governmental investigations pending or threatened or contemplated either by or against the Company or against any officer, director, employee or agent of the Company which purport to relate to activities of any such person as an officer, director, employee or agent of the Company.

     (b) There are no judgments, orders, injunctions, decrees, stipulations or awards (whether rendered by a court, commission, securities exchange, self-regulatory organization or administrative agency, or by arbitration) outstanding against the Company or any of its properties or assets.

     2.14 Intellectual Property. Except as set forth in Schedule 2.14, the Company does not own any copyright, trademark, patent or trade name, nor has any license to use any copyright, trademark, patent or trade name been issued to it, nor does the Company use any copyright, trademark, patent or trade name in its operations or the Business. Each of the registered trademarks and trade names listed in Schedule 2.14 has been validly issued and is owned by the Company free and clear of all liens, claims and encumbrances, and the Company has the exclusive rights to use all such copyrights, registered trademarks, patents and trade names in the Business and operations. Except as set forth in Schedule 2.14, the Company owns all copyrights, trademarks, trade names, know-how, trade secrets and other proprietary rights necessary to conduct its operations and the Business and Seller does not know of any claim, or any basis of any claim, that the Company has infringed any copyright, trademark, trade name, know-how, trade secret or other proprietary right of any other person. Seller knows of no potential claim of infringement of any copyright, trademark, trade name, know-how, trade secret or other proprietary right of any other person that has not been asserted but that, if asserted, would adversely affect the Business Conditions of the Company.

     2.15 Compliance with Laws;  Licenses,  Approvals and Other  Authorizations.
Schedule 2.15 lists all franchises, permits, licenses and other similar authority necessary or appropriate for the conduct of the Business of the Company. The conduct of the Business of the Company complies in all material respects with all applicable laws, ordinances, governmental licenses, permits, regulations, orders and other authorizations (including, without limitation, those issued by any self-regulatory organization or administrative agency), with which failure to comply would adversely affect the Business Conditions of the Company. The Company has filed all reports and statements, together with any amendments required to be made with respect thereto, that it was required to file with any governmental or regulatory authority, securities exchange or self-regulatory organization or any agency having jurisdiction over the Company, its business or operations. Each license, permit, order and other authorization which is material to the Business Conditions of the Company has been duly obtained and is in full force and effect.

     2.16 Undisclosed Liabilities. The Company has no obligations or liabilities of any nature, whether absolute, accrued, contingent or otherwise, except and to the extent disclosed in Schedule 2.17 hereto. Except as set forth in any Schedule attached hereto, nothing has come to the attention of Seller or the Company which would cause it to believe that there exists any circumstances, conditions, events or arrangements which are likely to hereafter give rise to any such obligations or liabilities.

     2.17 Material Contracts and Other Data. Schedule 2.17 is a correct and complete list setting forth:

     (a) all material licenses, including software licenses (other than for commercially available software packages), company owned proprietary software and leases of items of personal property with an individual fair market value in excess of $2,000, exclusive of leasehold improvements, permits, franchises, concessions and the like to which the Company is a party;

     (b) all existing contracts to which the Company is a party, except (i) agreements with respect to securities transactions in the ordinary course of Business, (ii) other agreements entered into in the ordinary course of business of the Company and involving the payment by or to the Company of less than $2,000 with respect to any one contract and (iii) contracts which are terminable by the Company upon not more than 90 days notice and with a termination penalty, if any, not exceeding $2,000, but in any event including all contracts to which Seller or any of his affiliates (other than the Company) is also a party; and

     (c) all outstanding loans and debt instruments where the Company is the debtor, a surety or a guarantor.

     2.18 Pension and Other Employee Plans; Employees.oyees

     (a) The Company does not maintain and has never maintained any employee benefit plans as defined in Section 2(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     (b) There are no profit sharing, bonus, stock purchase, stock option, severance or any other employee benefit plan agreements, programs or arrangements of the Company, whether maintained for current employees, former employees or retirees (the "Plans"), except individual arrangements by the Company with employees relating to their employment.

     (c) There is no bonus, deferred compensation or commission arrangement, or any employment agreement, with any of the Company's employees. All of the Company's employees are employed at will.

     2.19 Environmental Matters. The Company has complied with and is in compliance with all federal, state, local and foreign statutes, laws, ordinances, regulations, rules, permits, judgments, orders and decrees applicable to it or any of its properties, assets, operations or businesses, relating to environmental protection, including, without limitation, standards relating to air, water, land and the generation, storage, transportation, treatment or disposal of solid wastes and hazardous wastes. The Company has obtained and adhered to all permits and other approvals necessary to store, dispose of and otherwise handle hazardous wastes and has reported, to the extent required by federal, state, local and foreign statutes, laws, ordinances, regulations, rules, permits, judgments, orders and decrees, all past and present sites owned or operated by the Company where hazardous wastes have been treated, stored or disposed of. Seller has made a diligent search and knows of no location on any of the property now or previously owned or used by the Company where hazardous wastes or other harmful substances may have entered or are likely to enter into the soil or groundwater. Seller has made a diligent search and knows of no on-site or off-site location to which the Company has transported hazardous wastes or arranged for the transportation of hazardous wastes, which site is the subject of any federal, state, local or foreign enforcement action or any other investigation which could lead to any claim against the Company or Buyers for any clean-up cost, remedial work, damage to natural resources or personal injury, including, but not limited to, claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.

     2.20 Insurance. Schedule 2.20 hereto lists all of the insurance policies which cover employees, properties, products or operations (including, without limitation, fire, public liability, worker's compensation and vehicular insurance policies) and which are owned by the Company or under which the Company is an insured or beneficiary or loss payee. Except as set forth in
Schedule 2.20, (i) there are no disputes with, or reservations of rights by, insurers or underwriters under any such policies with respect to any pending suit, action or proceeding or asserted or unasserted claim to which such policies relate; (ii) all premiums due for such policies have been paid and no such policy is subject to retroactive premium adjustment; (iii) there are no defaults by the Company or, to the knowledge of Seller, by any insurer or underwriter under any such policy; (iv) no misrepresentation has been made in any application which would result in termination of any such policy or result in a refusal to pay claims thereunder; and (v) no notice has been received of cancellation or non-renewal relating to such policies.

     2.21 Banks; Proxies. Schedule 2.21 hereto sets forth (i) the name of each bank at which the Company maintains an account, safe deposit box, lock box or vault; (ii) the name of each individual authorized by the Company to effect transactions with respect to such account, safe deposit box, lock box or vault; and (iii) all outstanding proxies, powers of attorney and other similar instruments delivered to act on behalf of the Company other than proxies, powers of attorney and other similar instruments delivered in the ordinary course of the Business.

     2.22 Customers and Suppliers. There has not been and Seller does not recognize a basis on which one should reasonably anticipate, by reason of the transactions contemplated by this Agreement or otherwise, any material adverse change in relations between the Company and any of its present customers and/or suppliers.

     2.23 Net Book Value.Value

     (a) Seller shall reduce the Company's Net Book Value to as close to zero as possible (but not below zero) prior to the Closing. For purposes hereof, the "Company's Net Book Value" shall mean the amount obtained by subtracting the total liabilities of the Company (including liabilities subordinated to claims of general creditors) from the total assets of the Company determined as of the Closing Date and determined in accordance with GAAP.

     (b) Buyers acknowledge that the Company intends to declare and pay one or more dividends and/or make one or more payments in order to reduce the Company's Net Book Value.

     2.24 Labor Matters. The Company is not a party to any representation or collective bargaining agreement with any employees of the Company. Seller has no reason to believe that there are pending or threatened any representation campaigns, collective bargaining elections or other organizing efforts with respect to any employees of the Company.

     2.25 Full Disclosure. Neither this Agreement nor any agreement, document, instrument, certificate or statement made or furnished to a Buyer in connection with this Agreement and the transactions contemplated hereby contains any untrue statement of a material fact or omits the statement of a material fact required to be stated in order to make the statements contained herein and therein not misleading.

     2.26 Restricted Securities. Seller understands that the EII Shares to be transferred hereunder are unregistered and may be required to be held indefinitely and may not be sold, transferred or otherwise disposed of except pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"), and applicable state securities laws or pursuant to an exemption therefrom. In addition to any and all other legends which may be required by applicable law, each share certificate representing the EII Shares shall have endorsed, to the extent appropriate, upon its face the following words:

     THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED OR HYPOTHECATED UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT COVERING SUCH SECURITIES, THE SALE IS MADE IN ACCORDANCE WITH RULE 144 UNDER SUCH ACT,

     OR THE COMPANY RECEIVES AN OPINION OF COUNSEL FOR THE HOLDER OF THESE SECURITIES REASONABLY SATISFACTORY TO THE COMPANY, STATING THAT SUCH SALE, TRANSFER, ASSIGNMENT OR HYPOTHECATION IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF SUCH ACT.

     2.27 Investment Experience; Access to Information. Seller (i) is an "Accredited Investor" as defined in Rule 501(a) promulgated under the Securities Act; (ii) is an investor experienced in the evaluation of businesses similar to the business of Eastbrokers; (iii) is able to fend for himself in the transactions contemplated by this Agreement; (iv) has such knowledge and experience in financial, business and investment matters as to be capable of evaluating the merits and risks of an investment in the EII Shares; (v) has the ability to bear the economic risks of such investment; (vi) has had access to such information regarding Eastbrokers as is specified in subparagraph (b)(2) of Rule 502 promulgated under the Securities Act; (vii) will hold such EII Shares for his own account and not with a view toward, or for resale in connection with, any distribution thereof; and (viii) has been afforded, prior to the Closing, the opportunity to ask questions of, and to receive answers from, Eastbrokers and to obtain any additional information, to the extent that Buyers have such information or could have acquired it without unreasonable effort or expense, all as necessary for Seller to make an informed investment decision with respect to the receipt of the EII Shares as consideration for the sale of the Stock. Seller has received, prior to the date hereof, Eastbrokers' most recent Form 10-K, all Form 10-Q's for the fiscal year 1996, all Form 8-K's for the fiscal year 1996 and all 1996 and 1997 press releases of Eastbrokers.

     2.28 Consents. Except as set forth in Schedule 2.28, no consent, approval, exemption or authorization is required to be obtained from, no notice is required to be given to and no filing is required to be made with any third party (including, without limitation, self-regulatory organizations, governmental and quasi-governmental agencies, authorities and instrumentalities of competent jurisdiction) by Seller or the Company (i) in order for this Agreement to constitute legal, valid and binding obligations of Seller and the Company or to authorize or permit the consummation by Seller and the Company of the transactions contemplated hereby or (ii) under or pursuant to any self-regulatory organization, governmental or quasi-governmental permits, licenses, consents, authorizations or approvals held by or issued to Seller or the Company (including, without limitation, environmental, health, safety and operating permits and licenses) by reason of this Agreement or the consummation of the transactions contemplated hereby.

     2.29 SEC, NASD, Etc. Filings. All reports required to be filed with the Securities and Exchange Commission, the NASD and any other applicable governmental, quasi-governmental or self-regulatory organization, and pursuant to state and foreign securities laws, have been duly and timely filed. All such reports were true, complete and correct as filed, except where the failure to be true, complete and correct as filed would not have an adverse effect on the Business of the Company.

     2.30 Securities and Exchange Commission Broker-Dealer Registration. The Company is duly registered as a broker-dealer with the Securities and Exchange Commission pursuant to Section 15 of the Securities Exchange Act of 1934, as amended. The Company has previously delivered to Buyers a complete and correct copy of the Company's current Form BD.

     2.31 NASD Matters. The Company is a member in good standing of the NASD. There are no special restrictions or limitations imposed by the NASD on the conduct by the Company of the Business.

     2.32 SIPC/CRD Registration. The Company is duly registered with the Security Investors Protection Corporation (the "SIPC"). The Company has paid all SIPC fees due to date. The Company is registered with the Central Registration Depository under CRD Number 10673.

     2.33 State Broker-Dealer Registrations. The Company is registered as a broker-dealer and such registrations are current and the Company is in good standing as a registered broker-dealer in each state or jurisdiction in which the Company is required to be registered. No renewal or registration fee is due or owing to any state. The Company's state broker-dealer registrations are in good standing.

     2.34 Registered Principals and Representatives. Attached hereto as Schedule
2.34 is a list of each Person registered as a registered principal or a registered representative with the Company, and each state or jurisdiction in which such individual is registered.

     2.35 Brokers' Bond. The Company currently has in effect a blanket broker-dealer fidelity bond, a copy of which has previously been delivered to Buyers.


              ARTICLE 3 - REPRESENTATIONS AND WARRANTIES OF BUYERS

     Buyers hereby represent and warrant to Seller as of the date hereof and as of the Closing Date as follows:

     3.1 Eastbrokers Organization and Authorization. Eastbrokers is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. Eastbrokers has all corporate power and authority necessary to execute, deliver and perform its obligations under this Agreement and each agreement, instrument and other document contemplated hereby to which it will be a party and to consummate the transactions contemplated hereby and thereby. The execution and delivery by Eastbrokers of this Agreement and each agreement, instrument and other document contemplated hereby to which it will be a party, the performance by Eastbrokers of its obligations hereunder and thereunder and the consummation of the transactions contemplated hereby and thereby by Eastbrokers have been duly authorized by all necessary corporate actions on the part of Eastbrokers. Assuming due execution and delivery by the other Parties, this Agreement shall constitute the legal, valid and binding obligations of Eastbrokers, enforceable against Eastbrokers in accordance with its terms, except insofar as enforceability may be limited by bankruptcy, insolvency, moratorium or other laws which may affect creditors' rights and remedies generally and by principles of equity (regardless of whether enforceability is considered in a proceeding in equity or at law).

     3.2 Executive Purchaser's Authorization. Executive Purchaser has all power and authority necessary to execute, deliver and perform his obligations under this Agreement and to consummate the transactions contemplated hereby. Assuming due execution and delivery by the other Parties, this Agreement shall constitute the legal, valid and binding obligations of Executive Purchaser, enforceable against Executive Purchaser in accordance with its terms, except insofar as enforceability may be limited by bankruptcy, insolvency, moratorium or other laws which may affect creditors' rights and remedies generally and by principles of equity (regardless of whether enforceability is considered in a proceeding at law or in equity).

     3.3 No Breach. The execution and delivery by Buyers of this Agreement and of each agreement, instrument and other document contemplated hereby to which they will be a party, the performance by Buyers of their obligations hereunder and thereunder and the consummation of the transactions contemplated hereby and thereby by Buyers will not (i) conflict with, result in any violation of or constitute a default under the certificate of incorporation or the by-laws of Eastbrokers; (ii) constitute a default under, result in a breach of, result in the cancellation or termination of, accelerate the performance required under or result in the creation of any lien, claim or encumbrance upon any of the material properties of Buyers pursuant to any material mortgage, indenture, deed of trust, guaranty, note, agreement, lease or other instrument to which Buyers are a party or by which any of such properties is bound; or (iii) result in a violation of or conflict with any law, ordinance, rule or regulation or any order, writ, judgment, stipulation, award, edict or decree of any court of competent jurisdiction or any governmental or quasi-governmental or regulatory agency, authority or instrumentality of competent jurisdiction applicable to Buyers or any of such properties.

     3.4 Consents. No consent, approval or authorization is required to be obtained from, no notice is required to be given to and no filing is required to be made with any third party (including, without limitation, self-regulatory organizations, governmental and quasi-governmental and regulatory agencies, authorities and instrumentalities of competent jurisdiction) by either Buyer in order for (i) this Agreement to constitute legal, valid and binding obligations of Buyers or (ii) to authorize or permit the consummation of the transactions contemplated hereby.

     3.5 Investment Intent and Acknowledgement. Buyers are purchasing the Stock for their own account and not with a view toward, or for resale in connection with, any distribution thereof.

     3.6 EII Shares. Upon consummation of the Closing, the EII Shares shall have been duly authorized and validly issued; shall be outstanding, fully paid and non-assessable; and title thereto shall pass to Seller free and clear of all liens, charges, pledges, security interests, claims and encumbrances, except as provided in Sections 2.26 and 2.27.

                        ARTICLE 4 - PRE-CLOSING COVENANTS

     4.1 Seller's Covenants. Seller agrees that from the date of this Agreement until the Closing Date, he shall or shall cause the Company:

     (a)  to  grant   Buyers   and   their   counsel,   accountants   and  other
representatives reasonable access during normal business hours to (i) all properties, books, accounts, records, tax returns, contracts and documents of or relating to the Company and the business, finances, assets and properties of the Company and (ii) all employees, agents, consultants, representatives and others with whom the Company has business or other dealings; and to furnish or cause to be furnished to Buyers or their representatives all data and information concerning the business, assets, finances and properties of the Company as may be reasonably requested;

     (b) to carry on the Business diligently, in the ordinary course consistent with past practices, and in substantially the same manner as it previously had been carried out, and not to make or institute any unusual or novel methods of purchase, sale, lease, management, accounting or operation that vary materially from those methods used by the Company as of the date of this Agreement;

     (c) to use its best efforts (i) to preserve its business organization intact and (ii) to preserve its present relationships with suppliers, customers and others having business relationships with the Company;

     (d) not to amend its Certificate of Incorporation or By-laws; issue any shares of its capital stock; issue or create any warrants, obligations, subscriptions, options, convertible securities or other commitments under which any additional shares of its capital stock of any class might be directly or indirectly authorized, issued or transferred from treasury; or agree to do any of the foregoing acts;

     (e) to use its best efforts to continue to carry its existing or comparable insurance;

     (f) except in the ordinary course of business and consistent with past practice, not to or agree to grant any increase in salaries, bonus or other compensation payable or to become payable by it to any officer, employee or representative; increase or create benefits payable to any officer, employee or representative under any bonus or pension plan, employee benefit plan or other contract or commitment; or modify any collective bargaining agreement to which it is a party or by which it is bound;

     (g) not to do or agree to do any of the following acts, other than in the ordinary course of business consistent with past practice, without the consent of Buyers, which consent shall not be unreasonably withheld:

               (i)  enter into any contract, commitment or transaction;

               (ii) make  any   capital   expenditures   in   excess  of  $5,000
                    individually or $10,000 in the aggregate, or enter into any lease of capital equipment or property under which the annual lease charge is in excess of $5,000;

               (iii)sell, transfer,  encumber, retire, abandon or dispose of any property of the Company;

               (iv) pay any obligation or liability, fixed or contingent,  other than current liabilities and obligations disclosed in this Agreement or the Schedules hereto;

               (v)  waive or compromise any right or claim;

               (vi) cancel,  without  full  payment,  any  note,  loan or  other obligation owed to the Company;

               (vii)discharge  or  satisfy  any  security   interest,   lien  or
                    encumbrance;

               (viii)mortgage,  pledge or subject to lien, charge or encumbrance any of the Company's assets;

               (ix) make any loans to any person or entity;

               (x) incur any indebtedness for borrowed money to any person or entity except for trade payables incurred in the ordinary course of business;

               (xi) settle  or   compromise   any  of  the  actions,   suits  or
                    proceedings described in response to Section 2.13;

               (xii)take any action or omit to take any action which could cause a material breach or violation of (in and of itself, with the giving of notice, passage of time or both) any contract, agreement, commitment or obligation or any federal, state, foreign, territorial or possessions law, rule, regulation, order or notice; or

               (xiii)fail to pay its payables in the ordinary course of business consistent with past practice;

     (h) not to declare, set aside or pay any dividend or make any distribution with respect to its capital stock, directly or indirectly purchase, redeem or otherwise acquire any shares of its capital stock, enter into any agreement obligating it to do any of the foregoing acts or cause the Company to borrow any funds;

     (i) not to modify, amend, cancel or terminate any of its existing contracts or agreements, or agree to do any of the foregoing acts, except in the ordinary course of business;

     (j) to refrain from entering into any agreement, committing to take any action or taking any action which would, if taken on or before the Closing Date, make any of the representations or warranties of Seller contained in this Agreement untrue or incorrect as of the Closing Date or prevent Seller from performing or cause Seller not to perform his covenants hereunder;

     (k) not to apply to transfer or otherwise attempt to transfer, assign or otherwise dispose of, or take any action which might reasonably be expected to jeopardize its rights to possess or enjoy, any license or other rights granted to the Company by any self-regulatory organization or any governmental authorities; or

     (l) to continue to file all regulatory reports, notifications and other documents required by applicable laws, rules, regulations, orders and notices; to continue in full force and effect all licenses, leases, policies, rights and other agreements and authorizations necessary or appropriate to operate the Company; and to comply with all laws, rules, regulations, orders and notices applicable to the Company or the Business.

     4.2 Buyers' Covenants. From the date hereof until the Closing, Buyers shall refrain from entering into any agreement, committing to take any action or taking any action which would, if taken on or before the Closing Date, make any of the representations or warranties of Buyers contained in this Agreement untrue or incorrect as of the Closing Date or prevent Buyers from performing or cause Buyers not to perform their covenants hereunder.

     4.3 Authorization and Approvals. As soon as practicable following the execution of this Agreement, Seller shall diligently and in good faith prepare and prosecute all applications and filings required for the reissuance of any and all licenses of the Company.

     4.4 Transactions in Eastbrokers' Common Stock. Pending the Closing, Seller and the Company shall not, directly or indirectly, effectuate or cause to be effectuated, purchases or sales of Eastbrokers' Common Stock.


                        ARTICLE 5 - CONDITIONS TO CLOSING

     5.1 Conditions to Obligations of Buyers. The obligations of Buyers to purchase the Stock under this Agreement is subject to the satisfaction (unless waived by Buyers in writing), at or before the Closing Date, of the following conditions:

     (a) All representations and warranties by Seller as contained in this Agreement or in any written statement delivered by Seller under this Agreement shall be true on and as of the Closing Date as if such representations and warranties were made on and as of that date;

     (b) Seller shall have performed and complied with all covenants and agreements, and satisfied all conditions, that he is required by this Agreement to perform, comply with or satisfy, before or at the Closing;

     (c) All final consents, approvals, authorizations of or notices to or filings with applicable self-regulatory organizations, governmental authorities and other third parties necessary or appropriate for the change of ownership of the Company or the consummation of the transactions contemplated by this Agreement (including those contemplated by Section 4.3) shall have been obtained without conditions that would impose an unreasonable burden on Buyers or the Company;

     (d) During the period from the date of this Agreement to the Closing Date, there shall not have occurred (i) any material adverse change in the Business, properties, assets results of operation or financial condition of the Company or
(ii) any material adverse change in the laws, rules, regulations or orders applicable to the Company or to the Buyers' purchase of the Stock; and

     (e) No action, complaint, notification or proceeding shall have been received, instituted or threatened in writing challenging or seeking to enjoin or restrict the execution or delivery of this Agreement or the consummation of the transactions contemplated hereby, or challenging or questioning the compliance of the Company with any law, rule, regulation or notice.

     5.2 Conditions to Obligations of Seller. The obligation of Seller to sell the Stock under this Agreement is subject to the satisfaction (unless waived by Seller in writing), at or before the Closing Date, of the following conditions:

     (a) All representations and warranties by Buyers as contained in this Agreement or in any written statement delivered by Buyers under this Agreement shall be true on and as of the Closing Date as if such representations and warranties were made on and as of that date;

     (b) Buyers shall have performed and complied with all covenants and agreements, and satisfied all conditions, that they are required by this Agreement to perform, comply with or satisfy, before or at the Closing;

     (c) All final consents, approvals, authorizations of or notices to or filings with applicable self-regulatory organizations, governmental authorities and other third parties necessary or appropriate for the change of ownership of the Company or the consummation of the transactions contemplated by this Agreement shall have been obtained without conditions that would impose an unreasonable burden on Seller;

     (d) During the period from the date of this Agreement to the Closing Date, there shall not have occurred (i) any material adverse change in the business, properties, assets results of operation or financial condition of Eastbrokers or
(ii) any material change in the laws, rules, regulations or orders applicable to Eastbrokers or to Seller's sale of the Stock; and

     (e) No action, complaint, notification or proceeding shall have been received, instituted or threatened in writing challenging or seeking to enjoin or restrict the execution or delivery of this Agreement or the consummation of the transactions contemplated hereby.

                       ARTICLE 6 - POST-CLOSING COVENANTS

     6.1 Transactional Taxes and Costs.Costs

     (a) Seller shall be responsible for all transfer, conveyance, excise, stamp, documentary or other similar taxes and other governmental taxes, duties, charges, fees, imposts and assessments, and all interest and penalties thereon, imposed at any time by any taxing authority with respect to this Agreement, the transfer, assignment, conveyance or delivery of the Stock or the consummation of the transactions contemplated hereby (the "Transactional Taxes"). If either Buyer shall be required to pay any of the Transactional Taxes, Seller shall promptly reimburse such Buyer therefor. Seller shall indemnify Buyers for, and shall hold them harmless from, any and all damages, claims, losses, liabilities and expenses (including, without limitation, reasonable legal fees, accounting and other expenses) asserted against or incurred or sustained by Buyers relating to the Transactional Taxes pursuant to the procedure set forth in Section 7.5 hereof.

     (b) Eastbrokers shall be responsible for all filing fees, notarial fees and other similar fees and costs arising out of this Agreement, the transfer, assignment, conveyance or delivery of the Stock or the consummation of the transactions contemplated hereby (the "Transactional Costs"). Eastbrokers shall promptly pay and discharge all of the Transactional Costs. If Seller shall be required to pay any of the Transactional Costs, Eastbrokers shall promptly reimburse Seller therefor. Eastbrokers shall indemnify Seller for, and shall hold him harmless from, any and all damages, claims, losses, liabilities and expenses (including, without limitation, reasonable legal fees, accounting and other expenses) asserted against or incurred or sustained by Seller relating to the Transactional Costs pursuant to the procedure set forth in Section 7.5 hereof.

     6.2 Further Assurances. At any time and from time to time after the Closing Date, the Parties shall execute, deliver and acknowledge such other documents and instruments of transfer, assignment or conveyance and do such further acts and things as may be reasonably required in order to consummate the transactions contemplated hereby.

     6.3 Records Retained by Seller

     (a) Except as otherwise provided in Section 6.3(b), Seller shall deliver or cause to be delivered to Buyers or the Company, within ten days after the Closing Date, all books, records and files which pertain to the Business or the Company or any of the properties or assets owned, leased or used by the Company and which are possessed by Seller or any of his respective partners, employees, agents or representatives (the "Business Records").

     (b) Except as otherwise provided in Section 6.2 hereof, or as required by law, rule or regulation, nothing contained herein shall obligate or require Seller to deliver to Buyers any Business Records which pertain to the evaluation or negotiation of the transactions contemplated hereby.

     6.4 Access by Seller

     (a) At any time and from time to time after the Closing Date, and, upon reasonable request by Seller, Buyers shall provide and shall cause the Company to provide full access to Seller and the partners, employees and other representatives of Seller, at no charge and during normal business hours, to the facilities and the books, records, files, papers, data and information relating to the Business, the Company or any of the properties or assets owned, leased or used by the Company, with respect to the operations of the Business prior to the Closing Date.

     (b) At any time and from time to time after the Closing Date, and, upon reasonable request by Seller, Buyers shall cause the Company to make its employees available to Seller and counsel for Seller in connection with the prosecution or defense of any claim, suit, action, proceeding or investigation, at no charge; provided, however, that Seller shall reimburse the Company for travel, lodging, meals and other expenses directly and reasonably incurred by such employees in connection with such request.

     (c) At any time and from time to time after the Closing Date, and, upon reasonable request by either Buyer, Seller and his respective partners, employees, agents or representatives shall be available to such Buyer and such counsel for Buyer in connection with the prosecution or defense of any claim, suit, action, proceeding or investigation, at no charge; provided, however, that such Buyer shall reimburse Seller for travel, lodging, meals and other expenses directly and reasonably incurred by such individuals in connection with such request.

     6.5 Preservation of Records. After the Closing Date, Buyers shall, and shall cause the Company to, preserve all books, records, files, papers, data and information relating to the Business, the Company and the properties owned, leased or used by the Company for such period as may be required by any law, ordinance, rule, regulation or any order, writ, judgment, stipulation, edict, award or decree or in connection with any pending or threatened claim, suit, action, proceeding or investigation (including, without limitation, tax examinations and audits).

     6.6 Standstill. Until the earlier of (i) March 31, 1997 or (ii) the termination of this Agreement, neither Seller nor any of his affiliates, nor any of the shareholders, officers, directors, employees, representative, agents of, or professional advisers to (collectively, the "Representatives") Seller or any of his affiliates, shall, directly or indirectly, solicit, initiate or participate in discussions with, or provide any information or assistance to (including, but not limited to, affording access to the properties, assets, books and records of the Company) or enter into any agreement with any person concerning any transaction that would result, directly or indirectly, in the transfer, to any such person, of control of the Company or any part of the Business or assets of the Company.

     6.7 Accounts Receivable and Liabilities.ities

     (a) Buyers and the Company shall cause all payments on accounts receivable and other rights to payment relating to the Business ("Accounts Receivable") which were payable to the Company prior to the Closing Date and delivered to Buyers or the Company after the Closing Date to be endorsed and forwarded to Seller as soon as practicable after receipt.

     (b) Seller shall pay all claims, liabilities, losses, expenses, fines, penalties and damages of any kind or nature whatsoever ("Liabilities") which were incurred by the Company prior to the Closing Date and presented to Buyers, Seller or the Company for payment before or after the date hereof. If Buyers or the Company shall be required to pay any Liabilities, Seller shall promptly reimburse such party therefor. Seller shall indemnify Buyers and the Company for, and shall hold them harmless from any and all damages, claims, losses, liabilities and expenses (including, without limitation, reasonable legal fees, accounting and other expenses) asserted against or incurred or sustained by Buyers or the Company relating to Liabilities pursuant to the procedure set forth in Section 7.5 hereof.


            ARTICLE 7 - SURVIVAL OF REPRESENTATIONS; INDEMNIFICATION

     7.1 Survival of Representations of Seller. The representations and warranties set forth in Article 2 shall survive the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby for a period of three years from the date hereof. No suit, action or proceeding may be commenced by a Buyer with respect to any claim arising out of or relating to such representations and warranties more than three years following from the date hereof; provided, however, that, subject to
Section 7.6 hereof, a Buyer shall have the right to commence a suit, action or proceeding more than three years following the date hereof with respect to claims arising out of or relating to such representations or warranties which shall have been asserted by such Buyer under Section 7.5 within three years following the date hereof.

     7.2 Indemnification by Seller

     (a) Subject to Sections 7.1 and 7.2(b), Seller shall indemnify Buyers, the Company and each of their officers, directors, employees, agents, representatives, consultants, attorneys, successors, transferors and assigns (collectively, the "Buyers' Group") for, and shall hold the Buyers' Group harmless from, any and all damages, claims, losses, liabilities, fines, penalties and expenses (including, without limitation, reasonable legal fees, accounting and other expenses to investigate, defend or mitigate any of the foregoing) asserted against or incurred or sustained by any or all of the Buyers' Group arising out of: (i) any breach of any covenant or agreement contained in this Agreement by Seller; (ii) any breach of any of the warranties or representations set forth in Article 2 hereof; (iii) the operations of the Company on or before the Closing Date, to the extent such operations involve or result in violations of or noncompliance with any Environmental Laws, any self-regulatory organization's rules and regulations or any foreign, federal, state or local law, ordinance, regulation or rule relating to the conduct of the Business; the term "Environmental Laws" shall mean any foreign, federal, state or local law, ordinance, regulation or rule, whether now existing or hereinafter enacted or adopted, relating to the pollution or protection of the environment or any permit, license or registration issued thereunder; (iv) all taxes (including, without limitation, income, payroll, ad valorem real and personal property, gross receipts, sales, use, franchise and stamp taxes) imposed by any federal, state or local government or other taxing authority in the United States or any foreign government or subdivision or taxing authority thereof, together with any interest or penalties thereon, which arise from or relate to the operations of the Company on or before the Closing Date (collectively, "Taxes"); (v) the termination by the Company, Eastbrokers or Executive Purchaser, before or after the date hereof, of any of the Company's employees; and (vi) all other liabilities or obligations of the Company other than liabilities or obligations incurred in connection with the operation of the Business after the Closing Date. Notwithstanding the immediately preceding sentence, in no event shall Seller have any indemnification liability in excess of $100,000.

     (b) If any event shall occur or circumstance shall exist which would otherwise entitle the Buyers' Group to indemnification hereunder, no loss, damage, claim, liability or expense shall be deemed to have been asserted against or incurred or sustained by any or all of the members of the Buyers' Group to the extent of any proceeds (other than proceeds from self-insurance) recovered or recoverable by the Buyers' Group from any third party (excluding any insurance company) or from any insurance company under policies, under which the Company is insured, existing on or before the Closing Date and for which premiums have been fully paid before the Closing Date. Buyers agree, and shall cause the Company, (i) in good faith, to diligently seek recovery, at its own expense from all third parties (including, without limitation, all such insurance companies) with respect to all losses, claims, damages, liabilities and expenses with respect to which Buyers' Group makes or may make a claim for indemnification hereunder and (ii) to keep Seller fully and promptly informed of all material matters related thereto.

     7.3 Survival of Representations of Buyers. The representations and warranties set forth in Article 3 shall survive the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby for a period of three years following the date hereof. No suit, action or proceeding may be commenced by Seller with respect to any claim arising out of or relating to such representations and warranties more than three years following the date hereof; provided, however, that, subject to
Section 7.6 hereof, Seller shall have the right to commence a suit, action or proceeding more than three years following the date hereof with respect to claims arising out of or relating to such representations or warranties which shall have been asserted by Seller under Section 7.5 hereof within three years following the date hereof.

     7.4 Indemnification by Eastbrokers.okers

     (a) Subject to Sections 7.3 and 7.4(b), Eastbrokers shall indemnify Seller and his respective partners, agents, representatives, consultants, attorneys and successors, transferees and assigns (the "Seller's Group") for, and shall hold the Seller's Group harmless from, any and all damages, claims, losses, liabilities and expenses (including, without limitation, reasonable legal fees, accounting and other expenses to investigate, defend or mitigate any of the foregoing) asserted against or incurred or sustained by any or all of the Seller's Group arising out of (i) any breach of any covenant or agreement contained in this Agreement by Buyers or made by the Company to or with Seller or (ii) any breach of any of the warranties or representations set forth in
Article 3. Notwithstanding the immediately preceding sentence, in no event shall Eastbrokers have any indemnification liability in excess of $100,000.

     (b) If any event shall occur or circumstance shall exist which would otherwise entitle the Seller's Group to indemnification hereunder, no loss, damage, claim, liability or expense shall be deemed to have been asserted against or incurred or sustained by any or all of the members of the Seller's Group to the extent of any proceeds (other than proceeds from self-insurance) recovered or recoverable by the Seller's Group from any third party (excluding any insurance company) or from any insurance company under policies, under which the Company is insured, existing on or before the Closing Date and for which premiums have been fully paid before the Closing Date. Seller agrees (i) in good faith, to diligently seek recovery, at his own expense from all third parties (including, without limitation, all such insurance companies) with respect to all losses, claims, damages, liabilities and expenses with respect to which Seller's Group makes or may make a claim for indemnification hereunder and (ii) to keep Buyers fully and promptly informed of all material matters related thereto.

     7.5 Indemnification Procedure

     (a) Upon obtaining knowledge thereof, a person who may be entitled to indemnification hereunder (the "Indemnitee") shall promptly give the Party who may be obligated to provide such indemnification (the "Indemnitor") written notice of any Loss (as defined in Section 7.5(b)) which the Indemnitee has determined has given or could give rise to a claim for indemnification hereunder (a "Notice of Claim"). A Notice of Claim shall specify in reasonable detail the nature and all known particulars related to a Loss. The Indemnitor shall perform its obligations with respect to a Loss described in a Notice of Claim under Sections 7.2 or 7.4, as the case may be, within 30 days after the Indemnitor shall have received such Notice of Claim; provided, however, that such obligations shall be suspended (i) so long as the Indemnitor is in good faith defending, contesting or otherwise opposing pursuant to Section 7.5(c) a Loss which constitutes a claim, demand, suit, action or proceeding described in
Section 7.5(c); (ii) in the case of a Notice of Claim given by a Buyer or the Company, until such Buyer or the Company, as the case may be, shall have fully performed its obligations under Section 7.2(b) with respect to a Loss for which Buyers or the Company may be entitled to recovery from a third party (including, without limitation, an insurance company); and (iii) in the case of a Notice of Claim given by Seller, until Seller shall have fully performed his obligations under Section 7.4(b) with respect to a Loss for which Seller may be entitled to recovery from a third party (including, without limitation, an insurance company).

     (b) As used in this Section 7.5, the term "Loss" shall mean a damage, liability, claim, loss, expense or cost described in Section 6.1(a), 6.1(b), 6.7(b), 7.2(a) or 7.4(a), or a fee, commission, compensation or payment described in Section 10.1, as the case may be.

     (c) With respect to a Loss which constitutes a third-party claim, demand, suit, action or proceeding and which is the subject of a Notice of Claim, the Indemnitor shall, in good faith and at its own expense, defend, contest or otherwise oppose such claim, demand, suit, action or proceeding with legal counsel selected by it. The Indemnitee shall have the right, but not the obligation, to participate, at its own expense, in the defense, contest or other opposition thereof through legal counsel selected by it and shall have the right, but not the obligation, to assert any and all cross-claims or counterclaims which it may have. So long as the Indemnitor is, in good faith, defending, contesting or otherwise opposing such claim, demand, suit, action or proceeding, the Indemnitee shall (i) at all times cooperate, at its own expense, in all reasonable ways with, make its relevant files and records available for inspection and copying by, make its employees reasonably available to and otherwise render reasonable assistance to the Indemnitor upon request; and (ii) not compromise or settle such claim, demand, suit, action or proceeding without the prior written consent of the Indemnitor. If the Indemnitor fails to so defend, contest or otherwise oppose such claim, demand, suit, action or proceeding, the Indemnitee shall have the right, but not the obligation, to defend, contest or otherwise oppose, to assert cross-claims or counterclaims with respect to and to compromise and settle such claim, demand, suit, action or proceeding without affecting, impairing or limiting any indemnification to which the Indemnitee is entitled hereunder. If the Indemnitee is entitled to indemnification hereunder with respect to such claim, demand, suit, action or proceeding, the Indemnitor shall also indemnify the Indemnitee for all of the legal fees and expenses reasonably and actually incurred in connection with the defense, contest or other opposition of such claim, demand, suit, action or proceeding pursuant to the immediately preceding sentence.

     (d) Whether or not a Notice of Claim has been given pursuant to Section 7.5(a), Seller shall have the right, at his own expense, to participate in the defense, contest or other opposition of all of actions, claims, demands, suits or proceedings which involve events occurring or conditions existing prior to the Closing with respect to the Business or the properties owned, leased or used by the Company and which, in the sole opinion of Seller, might have an adverse impact on Seller. Seller shall give prompt written notice to Eastbrokers and the Company of his election to exercise such right. Without the prior written consent of Seller, neither Eastbrokers nor the Company shall settle or compromise any action, demand, claim, suit or proceeding with respect to which Seller shall have given such a notice. If Seller does not consent to such a settlement or compromise, Seller will assume the defense, contest or other opposition of such action, demand, claim, suit or proceeding for his own account, whereupon Eastbrokers and the Company shall be released from any liability with respect to such action, claim, demand, suit or proceeding to the extent that such liability exceeds the liability which Eastbrokers and the Company would have had with respect to such a settlement or compromise. Except as otherwise provided in the preceding sentence, neither such right nor the exercise thereof shall be construed to modify, expand or enlarge the obligations or liabilities of Seller hereunder in any respect.

     7.6 Subrogation. Any indemnifying Party shall be subrogated to the rights of the Indemnitee with respect to any claims, suits or demands for which the indemnifying Party has indemnified the Indemnitee.

                     ARTICLE 8 - PUBLICITY; CONFIDENTIALITY

     8.1 Publicity. The Parties agree that no publicity, release or announcement concerning the execution and delivery of this Agreement, the provisions hereof or the transactions contemplated hereby shall be issued by a Party without the prior written approval of the form and content of such publicity, release or announcement by the other

Parties; provided, however, that no such approval shall be required when such publicity, release or announcement is required by (i) any applicable law, ordinance, rule or regulation; (ii) any applicable rules or regulations of a national or foreign stock exchange; or (iii) any order, writ, judgment, stipulation, award, edict or decree of any court of competent jurisdiction or any governmental or quasi-governmental or regulatory agency, authority or instrumentality of competent jurisdiction and, provided further, that, prior to issuing any publicity, release or announcement without such prior written approval, the issuing Party shall have given reasonable prior notice to the other Parties of such intended issuance and, if requested by a non-issuing Party, shall have used reasonable efforts at its own expense to obtain a protective order or similar relief for the benefit of such other Party.

     8.2 Confidentiality

     (a) All data, reports, records and other information of any kind received by a Party ("Receiving Party") from another Party or its affiliates, shareholders, partners, directors, officers, employees, agents, representatives or consultants (the "Delivering Party") under this Agreement, shall be treated by a Receiving Party as confidential (collectively, "Confidential Information"). A Receiving Party shall not use Confidential Information for its own benefit and shall use all reasonable efforts to maintain the confidentiality of Confidential Information (including, without limitation, using all reasonable efforts to limit disclosure of Confidential Information to its shareholders, prospective investors, partners, directors, officers, affiliates, employees, agents, representatives and consultants and use by them of Confidential Information for their own benefit). If a Receiving Party or, to the knowledge of a Receiving Party, any of its shareholders, partners, directors, officers, affiliates, employees, agents, representatives or consultants is required to disclose Confidential Information to any self-regulatory organization, governmental or quasi-governmental agency, authority or instrumentality, such Receiving Party shall, prior to such disclosure, immediately notify the Delivering Party of such requirement and all particulars related to such requirement. The Delivering Party shall have the right, at its expense, to object to such disclosure and to seek confidential treatment of any Confidential Information to be so disclosed on such terms as it shall determine.

     (b) The restrictions set forth in Section 8.2(a) shall not apply to the use or disclosure of Confidential Information (i) pursuant to any other agreement between the Parties, (ii) by a Party in connection with exercising its rights or performing its duties or obligations under this Agreement or the agreements, instruments and other documents contemplated hereby, (iii) as contemplated by the last two sentences of Section 8.2(a) or (iv) with respect to Confidential Information which (A) is or becomes generally available to the public through no fault or neglect of a Receiving Party or any of its shareholders, partners, directors, officers, affiliates, employees, agents, representatives or consultants, (B) is received in good faith on a non-confidential basis from a third party who discloses such Confidential Information to a Receiving Party without violating any obligations of secrecy or confidentiality or (C) was already in the possession of a Receiving Party at the time of receipt as demonstrated by the prior dated written records of such Receiving Party.

     8.3 Survival. This Article 8 shall survive the termination of this Agreement for any reason and the consummation of the transactions contemplated hereby.

                               ARTICLE 9 - NOTICES

     All notices, demands, requests or other communications (collectively, "notices") required or permitted to be given pursuant to this Agreement shall be given in writing, shall be transmitted by personal delivery; by registered or certified mail, return receipt requested, postage prepaid; or by telegram, telecopier or other electronic means and shall be addressed as follows:

                  When Seller is to be notified:

                         Mr. Robert Sass
                         42 Barneburg
                         Dove Cannon, California  92679
                         Telephone No.:   (714) 888-8103
                         Telecopy No.:    (714) 888-7967

                         With a copy to:

                         Stephen Kukta, Esq.
                         1500 S.W. Arrowhead Road
                         Topeka, Kansas  66604
                         Telephone No.:  (913) 271-3240
                         Telecopy No.:   (913) 271-3167

                  When Eastbrokers is to be notified:

                         Eastbrokers International Incorporated
                         15245 Shady Grove Road, Suite 340
                         Rockville, Maryland 20850
                         Attention:  Martin A. Sumichrast
                         Telephone No.: (301) 527-1110
                         Telecopy No.:  (301) 527-1112

                         With a copy to:

                         Kelley Drye & Warren LLP
                         281 Tresser Boulevard
                         Stamford, Connecticut 06901
                         Attention: Paul F. McCurdy, Esq.
                         Telephone No.: (203) 324-1400
                         Telecopy No.:  (203) 327-2669

                  When Executive Purchaser is to be notified:

                         Eastbrokers North America, Inc.
                         26 Broadway, 4th Floor, Room 6
                         New York, New York  10004
                         Telephone No.:  (212) 837-7926
                         Telecopy No.:   (212) 837-7792

                         With a copy to:

                         Kelley Drye & Warren LLP
                         281 Tresser Boulevard
                         Stamford, Connecticut 06901
                         Attention: Paul F. McCurdy, Esq.
                         Telephone No.: (203) 324-1400
                         Telecopy No.:  (203) 327-2669

A Party may designate a new address to which notices required or permitted to be given pursuant to this Agreement shall thereafter be transmitted by giving written notice to that effect to the other Parties. Each notice transmitted in the manner described in this Article 9 shall be deemed to have been given, received and become effective for all purposes at the time it shall have been
(i) delivered to the addressee as indicated by the return receipt (if transmitted by mail), the affidavit of the messenger (if transmitted by personal delivery) or the receipt of confirmation (if transmitted by telegram, telecopier or other electronic means) or (ii) presented for delivery to the addressee as so indicated during normal business hours, if such delivery shall have been refused for any reason.


                  ARTICLE 10 - BROKERAGE FEES; CERTAIN EXPENSES

     10.1 Brokerage Fees. Each Party agrees to indemnify the other Parties for, and shall hold such other Parties harmless from, any claim or liability for any fee, commission, compensation or other payment by any broker, finder, consultant, advisor or similar agent who claims to have been, or who was in fact, engaged by or on behalf of such Party, pursuant to the procedure set forth in Section 7.5.

     10.2 Certain Expenses. Except as otherwise provided herein and regardless of whether the transactions contemplated hereby are consummated, (i) each Party will pay all expenses incurred by it in connection with the transactions contemplated hereby and (ii) the Company shall pay all expenses incurred by it
(A)  on  or  before  the  date  hereof  in  connection  with  the   transactions
contemplated hereby (including, without limitation, the preparation of the Schedules attached hereto and other documents related to the transactions contemplated hereby) and (B) after the date hereof, in connection with actions which a Party is required to cause it to take hereunder; provided, however, the Company will not bear any legal fees in connection with such contemplated transactions or required actions (all of which will be borne by Seller).


                           ARTICLE 11 - MISCELLANEOUS

     11.1 Governing Law; Forum. The validity, interpretation, performance and enforcement of this Agreement shall be governed by the laws of the State of New York (without giving effect to the laws, rules or principles of the State of New York regarding conflict of laws). Each Party agrees that any proceeding arising out of or relating to this Agreement or the breach or threatened breach of this Agreement may be commenced and prosecuted in any court in the State of New York. Each Party consents and submits to the non-exclusive personal jurisdiction of any such court with respect to any such proceeding. Each Party consents to service of process upon him, her or it with respect to any such proceeding by registered mail, return receipt requested and by any other means permitted by applicable laws and rules. Each Party waives any objection that he, she or it may now or hereafter have to the laying of venue of any such proceeding in any such court and any claim that he, she or it may now or hereafter have that any such proceeding in any such court has been brought in an inconvenient forum.

     11.2 Binding Effect; Assignment; Third-Party Beneficiaries. This Agreement shall be binding upon the Parties and their respective heirs, legal representatives, estates, successors and assigns, as the case may be, and shall inure to the benefit of the Parties and their respective heirs, legal representatives, estates, successors and permitted assigns. No Party may assign any of his, her or its rights or delegate any of his, her or its duties under this Agreement (in the case of corporations, by operation of law or otherwise) without the prior written consent of the other Parties and any assignment or delegation of this Agreement by a Party without the prior written consent of the other Parties shall be void.

     11.3 Entire Agreement. This Agreement together with the Schedules attached hereto constitutes the entire agreement and understanding among the Parties with respect to the subject matter hereof and cancels and supersedes all of the previous or contemporaneous contracts, representations, warranties and understandings (whether oral or written) by or between the Parties with respect to the subject matter hereof. Except for the representations and warranties expressly set forth herein, Buyers disclaim reliance upon (i) any representations, warranties or guarantees (whether express or implied and whether oral or written) by Seller, the Company or any of their respective partners, directors, officers, employees, agents or representatives or (ii) any other information with respect to the Business, the Company or its industry provided by or on behalf of them. Notwithstanding the foregoing, each Party agrees that the other Parties have the right to rely upon the representations, warranties, covenants and agreements of each Party contained in this

Agreement. Nothing contained in any document or instrument of conveyance, transfer, assignment or delivery delivered pursuant hereto shall amend, extend, modify, renew or alter in any manner any representation, warranty, covenant, agreement or indemnity contained herein.

     11.4 Amendments. No addition to, and no cancellation, renewal, extension, modification or amendment of, this Agreement shall be binding upon a Party unless such addition, cancellation, renewal, extension, modification or amendment is set forth in a written instrument which states that it adds to, amends, cancels, renews, extends or modifies this Agreement and which is executed and delivered on behalf of such Party by an officer of (in the case of a corporation) or attorney-in-fact for such Party.

     11.5 Waivers. No waiver of any provision of this Agreement shall be binding upon a Party unless such waiver is expressly set forth in a written instrument which is executed and delivered on behalf of such Party by an officer of (in the case of a corporation) or attorney-in-fact for such Party. Such waiver shall be effective only to the extent specifically set forth in such written instrument. Neither the exercise (from time to time and at any time) by a Party of, nor the delay or failure (at any time or for any period of time) to exercise, any right, power or remedy shall constitute a waiver of the right to exercise, or impair, limit or restrict the exercise of, such right, power or remedy or any other right, power or remedy at any time and from time to time thereafter. No waiver of any right, power or remedy of a Party shall be deemed to be a waiver of any other right, power or remedy of such Party or shall, except to the extent so waived, impair, limit or restrict the exercise of such right, power or remedy.

     11.6 Headings; Counterparts. The headings set forth in this Agreement have been inserted for convenience of reference only, shall not be considered a part of this Agreement and shall not limit, modify or affect in any way the meaning or interpretation of this Agreement. This Agreement may be signed in any number of counterparts, each of which (when executed and delivered) shall constitute an original instrument, but all of which together shall constitute one and the same instrument. This Agreement shall become effective and be deemed to have been executed and delivered by all of the Parties at such time as counterparts shall have been executed and delivered by each of the Parties, regardless of whether each of the Parties has executed the same counterpart. It shall not be necessary when making proof of this Agreement to account for any counterparts other than a sufficient number of counterparts which, when taken together, contain signatures of all of the Parties.

     11.7 Severability. If any provision of this Agreement shall hereafter be held to be invalid, unenforceable or illegal in any jurisdiction under any circumstances for any reason, (i) such provision shall be reformed to the minimum extent necessary to cause such provision to be valid, enforceable and legal and preserve the original intent of the Parties or (ii) if such provision cannot be so reformed, such provision shall be severed from this Agreement. Such holding shall not affect or impair the validity, enforceability or legality of such provision in any other jurisdiction or under any other circumstances. Neither such holding nor such reformation or severance shall affect or impair the legality, validity or enforceability of any other provision of this Agreement.

     11.8 Certain References. As used herein, references to a "person" means an individual or an entity, including, without limitation, a corporation, limited liability company, partnership, joint venture, trust, joint-stock company, association, unincorporated organization or group acting in concert. References to the phrases "to the knowledge of Seller", "to Seller's knowledge" and similar phrases shall in all cases herein mean "to the knowledge of Seller and the Company after reasonable inquiry".

     11.9 Exclusive Remedy. The sole and exclusive rights, powers and remedies of the Parties, other than such injunctive or other equitable remedies as may be available to a Party, for a breach or default under this Agreement (including, without limitation, a breach of or default under any of the representations, warranties, covenants or agreements contained in this Agreement) shall be recovery under Sections 6.1 and 6.7 and indemnification under Sections 6.1 and
6.7 and Articles 7 and 10 hereof, in each case limited as set forth therein.

     IN WITNESS WHEREOF, the Parties have executed and delivered or caused this Agreement to be executed and delivered by their duly authorized representatives as of the date first above written.


                             EASTBROKERS INTERNATIONAL INCORPORATED,
                             as a Buyer



                             By:  /s/  Martin A. Sumichrast
                             -------------------------------
                                 Name: Martin A. Sumichrast
                            Title:  Chief Financial Officer and
                                           Secretary



                                 JOHN PAUL DEVITO, as a Buyer



                                    /s/  John Paul De Vito
                                    -------------------------

                                 ROBERT SASS, as Seller



                                       /s/  Robert Sass
                                    -------------------------

EXHIBIT NO.  10.14

Consulting Agreement between Michael Sumichrast, Ph.D. and the Company


                              CONSULTING AGREEMENT

     This Agreement is made and entered into as of the 1st day of April, 1997, by and between Michael Sumichrast ("Consultant"), an individual residing at 11527 Le Havre Drive, Potomac, MD 20854 and Eastbrokers International Incorporated ("Company"), a Delaware corporation having offices at 15245 Shady Grove Road, Suite 340, Rockville, Maryland 20850

                                   WITNESSETH

     WHEREAS, the Company wishes to retain the Consultant to render business and financial advisory and consulting services on the terms and conditions herein set forth; and

     WHEREAS, Consultant wishes to render such service on the terms and conditions herein set forth.

     NOW, THEREFORE, in consideration of the premises and of the mutual covenants agreements contained herein, the parties hereto agree as follows:

     1. Retention. The Company hereby retains the Consultant, for the term hereof (as set forth in Section 2), to render such business and financial advisory and consulting services as may be reasonably requested from time to time by the Company. The Consultant shall not be required to render services to the Company hereunder on any day on which banks are not open for business in the State of Maryland for any periods which exceed 30 hours per month.

     2. Term. The term of this Agreement shall commence as of April 1, 1997, and shall continue for a period of twelve (12) months, terminating on March 31, 1998.

         3.       Compensation.

     3.1 The Company shall pay the Consultant compensation of 5,000 restricted shares of the Company's common stock per quarter, payable in equal installments on July 1, 1997, October 1, 1997, January 1, 1997 and April 1, 1998.

     3.2 As additional compensation to the Consultant for his services under the Agreement, the Consultant will receive a project success fee to be determined.

     4. Reimbursement for Expenses. The Company shall reimburse the Consultant for all reasonable out-of-pocket expenses paid or incurred by him in the course of his duties hereunder and approved in writing by the Company, upon presentation by the Consultant of valid receipts or invoices thereof, utilizing procedures as are reasonably established by the Company with regard to reimbursement of employees and consultants for expenses.

     5. Termination of Services.

     5.1 Death or Disability. This Agreement shall terminate upon the death or disability of the Consultant. For purposes hereof, the term "disability" shall mean physical or mental illness or injury which has prevented the Consultant from performing his customary duties for the Company for a period of (30) thirty consecutive days. In the event this agreement is terminated, pursuant to this section, Consultant's estate shall be entitled to receive full compensation and reimbursement of expenses as set forth in sections 3 and 4.

     5.2 For "Cause". The Company shall have the right to terminate the services of Consultant hereunder "for cause", as herein defined. The term "for cause" shall mean:

     (i) the commission by Consultant of an act of theft, embezzlement, or fraud which is materially injurious to the Company or any affiliate; or

     (ii) the conviction of the Consultant in any jurisdiction for a criminal offense constituting a felony.

     5.3 Without Cause. In the event of the termination by the Company of the Consultant's services under this Agreement prior to the scheduled expiration date (as the same may be extended from time to time), for any reason other than "for cause" pursuant to Section 5.2, the Consultant shall be entitled to the remaining payments that would have otherwise been payable to the Consultant under the terms of this Agreement had his services not been terminated.

     6. Indemnification. The Company shall indemnify and hold harmless the Consultant, his heirs and legal representatives from and against all claims, damages, losses, liabilities and expenses, including reasonable legal fees and expenses (collectively "Losses"), arising out of or relating to his services under this Agreement; provided, however, that the foregoing shall not apply to the extent of any Losses resulting from the willful misconduct or negligence of the Consultant. The Consultant shall indemnify and hold harmless the Company, its officers, directors and agents, from and against all Loses arising out of any misrepresentation made by the Consultant to any third party as to the scope of his authority to act on behalf of or to bind the Company.

     7. Miscellaneous.

     7.1 Legal Relationship of Parties. The Consultant shall render services hereunder as an independent contractor and not as an employee and nothing herein contained shall be deemed to constitute a partnership between or a joint venture by the parties, nor shall anything herein contained be deemed to constitute either the Consultant or the Company the agent of the other except as is expressly provided herein.

     7.2 Notices. All notices and communications hereunder shall be in writing and delivered by hand or sent by registered or certified mail, postage and other fees prepaid, return receipt requested, or by a nationally recognized overnight delivery service. Such notice shall be deemed given when hand delivered or three
(3) business days after the date when mailed or one (1) business day after delivery to an overnight delivery service.

     7.3 Entire Agreement.This Agreement contains the entire understanding of the parties hereto with respect to the retention of the Consultant by the Company during the term hereof, and the provisions hereof may not be altered, amended, waived, terminated or discharged in any way whatsoever except by subsequent written agreement executed by the party sought to be charged therewith. This Agreement supersedes all prior agreements, understandings and arrangements between the Consultant and the Company pertaining to the subject matter hereof. A waiver by either of the parties of any of the terms or conditions of this Agreement, or of any breach hereof, shall not be deemed a waiver of such terms or conditions for the future or of any other term or condition hereof, or of any subsequent breach hereof.

     7.4 Severability. The provisions of this Agreement are severable, and if any provision of this Agreement is invalid, void, inoperative or unenforceable, the balance of the Agreement shall remain in effect, and if any provision is inapplicable to any circumstance, it shall nevertheless remain applicable to all other circumstances.

     7.5 Survival. The provisions of Section 6 shall survive any termination of the Consultant's services under this Agreement.

     7.6 Miscellaneous. The Consultant shall be free to render service to other persons or entities during the term of this Agreement so long as the same do not unreasonably interfere with his services hereunder.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


                                  EASTBROKERS INTERNATIONAL
                                        INCORPORATED


                                  By:/s/  Martin A. Sumichrast
                                         Martin A. Sumichrast


                                  CONSULTANT



                                  /s/  Michael Sumichrast
                                       Michael Sumichrast

EXHIBIT NO.  10.15

Letter Agreement between the Company and August de Roode dated March 10, 1997

                     Eastbrokers International Incorporated
                        15245 Shady Grove Road, Suite 340
                            Rockville, Maryland 20850
                    Phone (+301) 527-1110 Fax (+301) 527-1112
                        email: eastbrokers@crosslink.net



                                 March 10, 1997



August A. de Roode
Eastbrokers Beteiligungs A.G.
Schlickgasse 1
1090 Vienna
Austria

Dear Gus:

This letter agreement (this "Agreement") will confirm our agreement relating to the matters covered herein.

1. You hereby resign, effective March 15, 1997 (the "Effective Date"), as an officer and director of Eastbrokers International Incorporated, a Delaware corporation (the "Company"), and all of the Company's subsidiaries.

2. The Employment Agreement dated as of August 1, 1996 (the "Employment Agreement") between the Company and you will be terminated as of the Effective Date and, except as expressly set forth herein, shall be of no further force or effect after such date. The Company shall be obligated under the Employment Agreement to pay all accrued but unpaid salary and benefits earned by you as of the Effective Date. No bonus compensation shall be payable under the Employment Agreement. Upon the making of these payments to you, the Company shall have no further obligation to you under the Employment Agreement.

3. The Restrictive Covenant dated August 1, 1996 in favor of the Company whereby you agreed to refrain from taking certain actions shall continue in full force and effect except that the provisions of Paragraph 2 thereof shall no longer apply.

4. Notwithstanding the terms of the Stock Option Agreement dated as of August 1, 1996 (the "Stock Option Agreement") relating to options to acquire 170,000 shares of the Company's common stock at $2.00 per share (34,000 shares at $10.00 per share on a post-split basis), said options shall not terminate by reason of your employment by the Company, but shall be assignable by you to the purchaser of your shares of the Company's common stock or its designee provided, however, that such assignee is an employee or director of the Company at the time of such assignment. Such assignee's right to exercise the options granted under the Stock Option Agreement shall terminate at such time as such assignee ceases to be an employee or director of the Company.

5. The Company releases you as of the Effective Date from any obligations under the Unconditional Guaranty dated as of June 14, 1996 of obligations of Eastbrokers Beteiligungs AG ("AG") under that certain Loan Agreement of even date between the Company and AG.

6. The Company releases you as of the Effective Date from any obligations  under
Section 10.2(a) of the Stock Purchase Agreement dated as of June 14, 1996 (the "Stock Purchase Agreement"); provided, however, that the foregoing shall not relieve you of any obligation under said Section 10.2(a) insofar as it relates to the indemnity obligations arising under Section 4.3 of the Stock Purchase Agreement and relates to the shares of AG sold by you to the Company under said Agreement. You, in turn, release the Company from any obligations under Section 10.2(b) of the Stock Purchase Agreement and agree that no additional shares of the Company's stock shall be issuable to you or your successors or assigns by reason of Section 2.4 of the Stock Purchase Agreement. Any shares which may hereafter be issuable to you under Section 2.3 of the Stock Purchase Agreement shall be issued to your assignee which shall be the purchaser of your shares of the Company's common stock or its designee. You agree to provide the Company with evidence reasonably satisfactory to it of such assignment.

7. The Company agrees to indemnify you to the maximum extent permissible by law in the event that you are or are threatened to be made a party to any action by reason of the fact that you were a director, officer, employee or agent of the Company or any of its subsidiaries or were serving at the request of the Company as a director, officer, employee or agent of another entity against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by you.

8. In consideration of the covenants and agreements contained herein, the Company and its subsidiaries hereby release and forever discharge you and you hereby release and forever discharge the Company and its subsidiaries (including, without limitation, the shareholders, officers and directors of the Company) from any and all claims, causes of action and liabilities of any kind, whether known or unknown, whether legal or equitable, arising out of or in connection with your employment with the Company and/or any of its subsidiaries and/or your service as a director or officer of the Company and/or any of its subsidiaries; provided, however, that the foregoing release shall not release
(a) either party from any obligations under or expressly contemplated by this Agreement; or (b) you from any liabilities in connection with the foregoing arising out of any conduct engaged by you involving (i) fraud; (ii) the commission of a felony crime; or (iii) willful or grossly negligent conduct which is demonstrably and materially injurious to the Company and/or any of its subsidiaries. For the purposes hereof, conduct which you reasonably believe to be in the best interests of the Company shall not be deemed "willful."

It is hereby acknowledged by both parties that the foregoing contains the entire agreement of the parties relating to the subject matter hereof and supersedes any prior written or verbal agreements or understandings relating to such subject matter. This agreement cannot be modified or terminated verbally, but only by a writing signed by the party sought to be charged.

If the foregoing correctly sets forth the agreement between you and the Company, please sign this letter agreement in the space provided and return it to the undersigned thereby making this a binding agreement to be governed by the laws of the State of New York without reference to its conflicts of laws provisions.

                                  Very truly yours,

                                  EASTBROKERS INTERNATIONAL INCORPORATED


                                  By         /s/ Martin A. Sumichrast
                                      Martin A. Sumichrast
                                      Executive Vice President, Secretary

Accepted and Agreed to as of the
     15th day of March, 1997


      /s/ August A. deRoode
     August A. deRoode

 Exhibit No.  21.1

Subsidiaries of Company




                                                    Jurisdiction of
    Company                                          Incorporation

    Eastbrokers Beteiligungs AG                         Austria

    Eastbrokers North America, Inc.                     Delaware

    Eastbrokers US, Inc.                                Delaware

Exhibit No.  23.1

Consent of Pannell Kerr Forster PC



                     CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS


We consent to the inclusion in the Annual Report on Form 10-KSB (the "10-KSB") of Eastbrokers International Incorporated (the "Company") for the fiscal year ended March 31, 1997 of our report dated June 23, 1997. We also consent to the incorporation by reference of our report into the Company's Registration Statement on Form S-8 dated April 25, 1997 (No. 333-25887) and into the Company's Registration Statement on Form S-3 dated May 9, 1997 (No. 333-26825).




                                     /s/  PANNELL KERR FORSTER PC
Certified Public Accountants


Alexandria, Virginia
June 27, 1997

Exhibit No.  24.1

Powers of Attorney


                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby appoints Martin A. Sumichrast and Kevin D. McNeil and each of them severally as his attorney and agent with full power of substitution and resubstitution to execute on his behalf and in his name and in any and all capacities set forth below: (1) any and all amendments to the Registration Statement of Eastbrokers International Incorporated, a Delaware corporation (the "Company") on Form S-3 as filed with the Securities and Exchange Commission (the "Commission") on May 9, 1997; (2) any and all amendments to the Company's Reports on Form 10-KSB for the periods ended March 31, 1996, and December 31, 1995 as filed with the Commission on June 28, 1996, and March 16, 1996, respectively; (3) any and all amendments to the Company's Reports on Form 10-QSB for the periods ended June 30, 1996, September 30, 1996, and December 31, 1996, as filed with the Commission on August 14, 1996, November 14, 1996, and February 13, 1997, respectively; (4) any and all amendments to the Company's Reports on Form 8-K dated April 22, 1996, May 13, 1996, and August 1, 1996; (5) the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1997 and any and amendments thereto; and to do all such other acts and execute all such other documents which any said attorney and agent may deem necessary or desirable in connection therewith or to comply with any rules, regulations or requirements of the Commission in respect thereof.





EASTBROKERS INTERNATIONAL INCORPORATED
            (Registrant)


               /s/ Peter Schmid                               June 27, 1997
----------------------------------------------             ---------------------
                 Peter Schmid                                      Date
Chairman, President, Chief Executive Officer, and Director

Exhibit No.  24.1

Powers of Attorney


                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby appoints Martin A. Sumichrast and Kevin D. McNeil and each of them severally as his attorney and agent with full power of substitution and resubstitution to execute on his behalf and in his name and in any and all capacities set forth below: (1) any and all amendments to the Registration Statement of Eastbrokers International Incorporated, a Delaware corporation (the "Company") on Form S-3 as filed with the Securities and Exchange Commission (the "Commission") on May 9, 1997; (2) any and all amendments to the Company's Reports on Form 10-KSB for the periods ended March 31, 1996, and December 31, 1995 as filed with the Commission on June 28, 1996, and March 16, 1996, respectively; (3) any and all amendments to the Company's Reports on Form 10-QSB for the periods ended June 30, 1996, September 30, 1996, and December 31, 1996, as filed with the Commission on August 14, 1996, November 14, 1996, and February 13, 1997, respectively; (4) any and all amendments to the Company's Reports on Form 8-K dated April 22, 1996, May 13, 1996, and August 1, 1996; (5) the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1997 and any and amendments thereto; and to do all such other acts and execute all such other documents which any said attorney and agent may deem necessary or desirable in connection therewith or to comply with any rules, regulations or requirements of the Commission in respect thereof.





             /s/ Peter Schmid                                  June 27, 1997
----------------------------------------------             ---------------------
                Peter Schmid                                       Date
Chairman, President, Chief Executive Officer, and Director

Exhibit No.  24.1

Powers of Attorney


                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby appoints Martin A. Sumichrast and Kevin D. McNeil and each of them severally as his attorney and agent with full power of substitution and resubstitution to execute on his behalf and in his name and in any and all capacities set forth below: (1) any and all amendments to the Registration Statement of Eastbrokers International Incorporated, a Delaware corporation (the "Company") on Form S-3 as filed with the Securities and Exchange Commission (the "Commission") on May 9, 1997; (2) any and all amendments to the Company's Reports on Form 10-KSB for the periods ended March 31, 1996, and December 31, 1995 as filed with the Commission on June 28, 1996, and March 16, 1996, respectively; (3) any and all amendments to the Company's Reports on Form 10-QSB for the periods ended June 30, 1996, September 30, 1996, and December 31, 1996, as filed with the Commission on August 14, 1996, November 14, 1996, and February 13, 1997, respectively; (4) any and all amendments to the Company's Reports on Form 8-K dated April 22, 1996, May 13, 1996, and August 1, 1996; (5) the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1997 and any and amendments thereto; and to do all such other acts and execute all such other documents which any said attorney and agent may deem necessary or desirable in connection therewith or to comply with any rules, regulations or requirements of the Commission in respect thereof.





           /s/ Michael Sumichrast                              June 27, 1997
----------------------------------------------             ---------------------
           Michael Sumichrast, PhD                                  Date
                   Director

Exhibit No.  24.1

Powers of Attorney


                                POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby appoints Martin A. Sumichrast and Kevin D. McNeil and each of them severally as his attorney and agent with full power of substitution and resubstitution to execute on his behalf and in his name and in any and all capacities set forth below: (1) any and all amendments to the Registration Statement of Eastbrokers International Incorporated, a Delaware corporation (the "Company") on Form S-3 as filed with the Securities and Exchange Commission (the "Commission") on May 9, 1997; (2) any and all amendments to the Company's Reports on Form 10-KSB for the periods ended March 31, 1996, and December 31, 1995 as filed with the Commission on June 28, 1996, and March 16, 1996, respectively; (3) any and all amendments to the Company's Reports on Form 10-QSB for the periods ended June 30, 1996, September 30, 1996, and December 31, 1996, as filed with the Commission on August 14, 1996, November 14, 1996, and February 13, 1997, respectively; (4) any and all amendments to the Company's Reports on Form 8-K dated April 22, 1996, May 13, 1996, and August 1, 1996; (5) the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1997 and any and amendments thereto; and to do all such other acts and execute all such other documents which any said attorney and agent may deem necessary or desirable in connection therewith or to comply with any rules, regulations or requirements of the Commission in respect thereof.




           /s/ Wolfgang Kossner                                June 27, 1997
----------------------------------------------             ---------------------
              Wolfgang Kossner                                     Date
                  Director