Form 10-KT/A
period 1996-03-31
EASTBROKERS INTERNATIONAL INC
filed 1997-07-24
CIK 899627

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-KSB/A NO. 2

    [ ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

           For the fiscal year ended _______________

    [X]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [No fee required]

            For the transition period from January 1, 1996 to March 31, 1996

                             Amending Signature Page

                         Commission file number 0-26202

                     EASTBROKERS INTERNATIONAL INCORPORATED
                 (Name of small business issuer in its charter)


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

As of June 1, 1996, the Registrant had 8,905,000 shares of Common Stock, par value $0.01, issued and outstanding.

Transitional Small Business Disclosure Format (Check One): Yes     No  X
                                                               ---    ---

The 10-KSB for the transition period from January 1, 1996 to March 31, 1996 is being amended to include Dr. Michael Sumichrast's signature in his capacity as a director of the Company at the time of the original filing.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)            CZECH INDUSTRIES, INC.
             ------------------------------------------

By (Signature and Title)  /s/ Dr. Michael Sumichrast        Date   6/28/96
                        ----------------------------------       ----------
                              Dr. Michael Sumichrast,
                              Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title)  /s/ Ing. Petr Bednarik            Date   6/28/96
                        ----------------------------------       ----------
                              Ing. Petr Bednarik,
                              Chief Executive Officer,
                              President, Director


By (Signature and Title)  /s/ Randall Greene                Date   6/28/96
                        ----------------------------------       ----------
                              Randall Greene, Director


By (Signature and Title)                                    Date
                        ----------------------------------       ----------
                              Ing. Petr Holub, Director


By (Signature and Title)                                    Date
                        ----------------------------------       ----------
                              Ing. Miroslav Kerous, Director


By (Signature and Title)                                    Date
                        ----------------------------------       ----------
                              Robert C, McFarlane, Director


By (Signature and Title)  /s/ Peter Schmid                  Date   6/28/96
                        ---------------------------------        ----------
                              Peter Schmid, Director


By (Signature and Title)  /s/ Martin A. Sumichrast          Date   6/28/96
                        ---------------------------------        ----------
                              Martin A. Sumichrast,
                              Chief Financial Officer,
                              Director


By (Signature and Title)                                    Date
                         ---------------------------------       ----------
                              JUDr. Dalibor Vitek, Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title)  /s/ Dr. Michael Sumichrast        Date   7/22/97
                        ----------------------------------       ----------
                              Dr. Michael Sumichrast,
                              Director