Form 10QSB/A
period 1996-06-30
EASTBROKERS INTERNATIONAL INC
filed 1997-08-11
CIK 899627

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                               FORM 10-QSB/A NO. 1

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

                             -----------------------

                 Amending Part I - Item 1. Financial Statements
                    and Exhibit 27 - Financial Data Schedule

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

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on August 1, 1996, was 14,355,000.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             CZECH INDUSTRIES, INC.
                            (A DELAWARE CORPORATION)
                           CONSOLIDATED BALANCE SHEET

                                                                      JUNE 30             JUNE 30

                                                                       1996                 1995
                                                                    (UNAUDITED)          (UNAUDITED)
                                                                   -------------        -------------
                                                                   (AS RESTATED)
                               ASSETS
Current Assets
     Cash                                                             $5,027,968         $11,276,921
     Accounts receivable                                                      --             367,200
     Loan receivable to unconsolidated affiliate                       1,500,000
     Inventories                                                          29,883              92,888
     Prepaid Expenses                                                    296,030              24,011
     Available for sale securities                                            --             502,879
     Net assets of discontinued operations                             9,323,897                  --
                                                                     -----------        ------------
         Total Current Assets                                         16,177,778          12,263,899
                                                                     -----------        ------------
Property and Equipment
     Buildings                                                                --          18,726,156
     Furniture and Fixtures                                               24,700             441,190
     Less Accumulated Depreciation                                            --            (310,323)
                                                                     -----------        ------------
         Net Property and Equipment                                       24,700          18,857,023
                                                                     -----------        ------------
Other Assets
     Deferred Income Tax                                                      --             151,139
     Other                                                                10,389              98,618
     Real estate held for resale                                              --             465,116
                                                                     -----------        ------------
         Total Other Assets                                               10,389             714,873
                                                                     -----------        ------------
         Total Assets                                                $16,212,867         $31,835,795
                                                                     ===========        ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable Trade                                             $ 28,247            $134,010
     Notes Payable                                                            --           4,543,647
     Accrued Expenses                                                    103,564              34,857
                                                                     -----------        ------------
           Total Current Liabilities                                     131,811           4,712,514
Long Term Debt (net of current portion)                                2,027,176           4,548,330
                                                                     -----------        ------------
           Total Liabilities                                           2,158,987           9,260,844
                                                                     -----------        ------------

Minority interest in Consolidated Subsidiaries                                --           8,035,015
                                                                     -----------        ------------
Shareholders' Equity
     Common Stock; $.01 per value; 50,000,000 shares
     authorized, 8,905,000 issued and outstanding in 1996
     and 1995                                                             89,050              89,050
     Additional Paid-In Capital                                       13,693,733          13,719,269
     Retained Earnings (accumulated deficit)                             271,097             (79,034)
     Cumulative Translation Adjustment                                        --             810,651
                                                                     -----------        ------------
            Total Stockholders' Equity                                14,053,880          14,539,936
                                                                     -----------        ------------
            Total Liabilities and Stockholders' Equity               $16,212,867        $ 31,835,795
                                                                     ===========        ============


SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CZECH INDUSTRIES, INC.
                            (A DELAWARE CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                            FOR THE THREE MONTHS
                                                                              ENDING JUNE 30
                                                                        1996                1995
                                                                     (UNAUDITED)         (UNAUDITED)
                                                                     -----------        ------------
                                                                    (AS RESTATED)
Revenues
     Hotel Room Rentals                                                 $     --            $748,274
     Hotel Food and Beverage Sales                                            --              23,653
     Other income                                                        275,720              46,023
                                                                     -----------        ------------
                                                                         275,720             817,950
                                                                     -----------        ------------
Expenses
     Cost of Sales                                                            --             270,150
     Payroll and Related                                                  94,200             282,231
     General and Administrative                                          128,738              75,541
     Interest                                                             92,070             123,543
     Depreciation and Amortization                                            --              68,630
     Loss on Currency Fluctuation                                         38,444                  --
                                                                     -----------        ------------
           Total Expenses                                                353,452             820,095

Income (loss) before income and taxes and minority
     interests in earnings of subsidiaries                               (77,732)             (2,145)

Provision for (benefit from) income taxes                                     --             (44,410)
Minority interest in earnings of subsidiaries                                 --             (69,077)
                                                                     -----------        ------------
Income from continuing operations                                       ($77,732)           ($26,812)

Discontinued operations
  Income from discontinued operations (net of
    income taxes of $0 for the period ended
    June 30, 1996)                                                         5,774                  --

  Gain on sale of discontinued operations                                     --                  --
                                                                     -----------        ------------

Net income (loss)                                                       ($71,958)           ($26,812)
                                                                     ===========        ============


     Weighted average number of shares outstanding                     8,905,000           8,905,000
                                                                     ===========        ============

     Income from continuing operations per share                          -0.009              -0.003
                                                                     ===========        ============

     Net income (loss) per share                                          -0.008              -0.003
                                                                     ===========        ============




SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CZECH INDUSTRIES, INC.
                            (A DELAWARE CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH


                                                                           FOR THE THREE MONTHS
                                                                              ENDING JUNE 30
                                                                     -------------------------------
                                                                        1996                1995
                                                                     (UNAUDITED)         (UNAUDITED)
                                                                     -----------        ------------
                                                                    (AS RESTATED)
Cash Flows from Operating Activities
     Net (loss)                                                         ($71,958)           ($26,812)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities
     Minority Interest in Earnings of Consolidated Subsidiary                 --              60,067
     Depreciation                                                             --              68,630

Changes in Assets and Liabilities
     Accounts Receivable                                                 325,942             (32,988)
     Loan receivable from unconsolidated affiliate                    (1,500,000)                 --
     Inventories                                                              52              48,619
     Prepaid Expenses                                                    (37,947)            164,526
     Other Assets                                                        193,136             (85,059)
     Accounts Payable                                                    (88,226)           (248,379)
     Accrued Expenses                                                     37,988            (215,717)
                                                                     -----------        ------------
                Net Cash (used) by operating activities               (1,141,013)           (267,113)
                                                                     -----------        ------------

Cash flows from investing activities

     Available for sale securities                                            --              65,957
     Sale of Investment in Moravacentrum, a.s.                         1,677,623                  --
     Acquisition of property and equipment                               (19,185)           (230,579)
                                                                     -----------        ------------
                                                                       1,658,438            (164,622)
                                                                     -----------        ------------

Cash flows from financing activities
     Net proceeds of secondary public offering                                --          12,180,872
     Repayment of notes payable                                               --            (953,789)
     Change in notes payable                                                 744                  --
                                                                     -----------        ------------
               Net cash provided by financing  activities                    744          11,227,083
                                                                     -----------        ------------

Effects of foreign exchange changes                                     (680,787)            131,307
                                                                     -----------        ------------

Net increase in cash                                                    (162,618)         10,926,655

Cash beginning of period                                               5,190,586             350,266
                                                                     -----------        ------------

Cash end of period                                                    $5,027,968         $11,276,921
                                                                     ===========        ============
Supplemental disclosure of cash flow
     information:
       Cash paid during the period for interest                       $   92,070         $   123,543
                                                                     ===========        ============


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


DISCONTINUED OPERATIONS

     As noted in the Form 10-KSB for the transitional period from January 1, 1996 to March 31, 1996, the Company believes that its continued involvement in the Hotel Fortuna a.s. does not fit its core business, and therefore, intends to sell its interest in the Hotel Fortuna a.s. as soon as practicable.

     As of August 14, 1996, the Company has no agreements with any third party to purchase its ownership interest in Hotel Fortuna a.s. The Company believes that it should be able to structure the sale of its interest in the Hotel Fortuna a.s. such that no loss will be recognized on the sale. Since there is no agreement with any third party to sell the Company's ownership interest in Hotel Fortuna a.s., the Company has reflected no gain or loss related to this prospective sale.

     In accordance with current accounting standards, the Company has restated the financial statements to reflect its investment in discontinued operations at the estimated net realizable value on disposition. Accordingly, in the course of restating the financial statements, the minority interest in consolidated subsidiaries has been eliminated. This elimination reflects the investment in the Hotel Fortuna a.s. as the sole subsidiary of the Company as of June 30, 1996.

                        PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a) This Report contains the following Exhibits as required by Item 601 of Regulation S-B.

Exhibit No.       Description
------------      -----------------

     (2) Stock Purchase Agreement and Exhibits A through J dated June 14, 1996 between the Company and Eastbrokers Beteiligungs AG incorporated by reference from Form 8-K dated August 1, 1996.

     (3)(ii) Bylaws, as amended, as existing prior to the amendments effective as of August 1, 1996, are incorporated by reference from Form 10-QSB for the quarter ended March 31, 1995. (a)

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

     (10.2) Form of Restrictive Covenant of Wolfgang M. Kossner, such covenant executed on August 1, 1996. (a)

     (10.2) Form of Restrictive Covenant of August A. de Roode, such covenant executed on August 1, 1996. (a)

     (10.2) Form of Restrictive Covenant of Peter Schmid, such covenant executed on August 1, 1996. (a)

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

     (10.4) Letter Agreement between the Company and Randall F. Greene, Director of the Company, for advisory services dated July 26, 1996. (a)

     (27)         Financial Data Schedule (Electronic Filing Only)


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

--------------------------
(a)   As previously filed

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EASTBROKERS INTERNATIONAL INCORPORATED
                                      ----------------------------------------
                                                   (Registrant)



    August 11, 1997                           /s/ Martin A. Sumichrast
  -------------------                 ----------------------------------------
         Date                                       (Signature)
                                               Martin A. Sumichrast,
                                                   Vice Chairman

                                 EXHIBITS INDEX

EXHIBIT NUMBER      DOCUMENT                                  PAGE
--------------      -----------------                        ------

     3(ii)          Amendments to the Bylaws,
                    effective as of August 1, 1996  (a)

     10.2           Form of Restrictive Covenant    (a)

     10.4           Letter Agreement between the Company
                    and Randall F. Greene           (a)


      27            Financial Data Schedule (Electronic Filing Only).





--------------------------
(a)   As previously filed