Form 10QSB/A
period 1996-09-30
EASTBROKERS INTERNATIONAL INC
filed 1997-08-11
CIK 899627

================================================================================

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

================================================================================

                            CZECH INDUSTRIES, INC.

                                                                                          PAGE
                                                                                          ----
PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
       Historical Financial Statements
           Consolidated Statements of Financial Condition ...............................    2
           Consolidated Statements of Operations
              Quarter Ended September 30, 1996 ..........................................    3
              Six Months Ended September 30, 1996 .......................................    3
           Consolidated Statements of Cash Flows ........................................    4
           Notes to Consolidated Financial Statements ...................................    5
       Pro forma Condensed Consolidated Financial Statements
           Acquisition of Eastbrokers
              Pro forma Condensed Consolidated Statements of Operations .................    7
                 Transitional Period Ended March 31, 1996 ...............................    8
                 Quarter Ended September 30, 1996 .......................................    9
                 Six Months Ended September 30, 1996 ....................................   10
                 Notes to Pro forma Condensed Consolidated Statements of Operations .....   11
              Pro forma Condensed Consolidated Statements of Financial Condition ........   12
              Notes to Pro forma Condensed Consolidated Statements of Financial Condition   14

PART II -- OTHER INFORMATION
    Item 6. Exhibits and Reports on Form 8-K ............................................   16
    Signature ...........................................................................   17


                        PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            SEPTEMBER 30,
                                                                     --------------------------
                                                                       1995             1996
                                                                     -----------    -----------
                                                                                   (AS RESTATED)
                                                                            (UNAUDITED)
ASSETS
    Cash and cash equivalents                                        $ 5,104,625    $ 5,639,410
    Cash and securities segregated for regulatory
       purposes or deposited with clearing organizations                      --         33,577
    Securities purchased under agreements to resell                           --      6,687,236
    Receivables
       Customers                                                         524,487      3,677,096
       Broker dealers and other                                               --        774,643
       Affiliated companies                                                   --      1,531,703
       Other                                                                  --      2,788,603
    Securities owned, at value
       Equities and other                                                     --        967,572
    Buildings, furniture and equipment, at cost (net of
       accumulated depreciation and amortization of
       $368,665 and $178,714 respectively)                            18,501,387      2,135,336
    Deferred taxes                                                        16,691        143,996
    Investments held for resale                                        3,001,869        262,300
    Investments in affiliated companies                                       --      5,665,728
    Goodwill                                                                  --        777,874
    Net assets of discontinued operations                                     --      7,957,012
    Other assets                                                         151,894        751,013
                                                                     -----------    -----------
          Total Assets                                               $27,300,953    $39,793,099
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings
       Lines of credit                                               $        --    $ 1,080,924
       Affiliated companies                                                   --        297,697
       Other                                                             111,678         17,783
    Payables
       Customers                                                              --      9,490,175
       Broker dealers and other                                               --        869,414
    Accounts payable and accrued expenses                                186,229        765,788
    Other liabilities and deferred amounts                                    --      1,097,301
                                                                     -----------    -----------
                                                                         297,907     13,619,082

    Long-term borrowings                                               3,072,610      5,632,434
                                                                     -----------    -----------
          Total liabilities                                            3,370,517     19,251,516
                                                                     -----------    -----------
    Minority interest in consolidated subsidiaries                     8,161,015      2,510,546
                                                                     -----------    -----------
    Stockholders' equity
       Common stock; $.05 par value; 10,000,000 shares
          authorized; 1,781,000 and 2,871,000 shares issued and
          outstanding at September 30, 1995 and 1996, respectively        89,050        143,550
       Paid-in capital                                                13,693,733     19,089,233
       Retained earnings                                                  23,426     (1,201,746)
       Cumulative translation adjustment                               1,963,212             --
                                                                     -----------    -----------
          Total stockholders' equity                                  15,769,421     18,031,037
                                                                     -----------    -----------
          Total Liabilities and Stockholders' Equity                 $27,300,953    $39,793,099
                                                                     ===========    ===========


               See notes to consolidated financial statements.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                             FOR THE QUARTER ENDED       FOR THE SIX MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -----------------------     -------------------------
                                              1995          1996            1995           1996
                                            ---------     ---------     -----------    -----------
                                                        (AS RESTATED)                 (AS RESTATED)
                                                  (UNAUDITED)                   (UNAUDITED)
Revenues
    Hotel room revenues                    $  842,009    $        --     $1,590,323    $        --
    Hotel food and beverage revenues          526,873             --        550,526             --
    Other                                     121,247         73,891        167,270        349,611
    Equity in earnings of unconsolidated
      affiliates                               87,072             --         87,072             --
                                           ----------    -----------     ----------    -----------
          Total revenues                    1,577,201         73,891      2,395,191        349,611
                                           ----------    -----------     ----------    -----------

Costs and expenses
    Cost of sales                             244,010             --        254,964             --
    Compensation and benefits                 318,895        137,500        601,126        231,700
    Interest                                  315,565         41,355        439,108        133,425
    General and administrative                174,135         82,161        479,817        210,899
    Depreciation and amortization             166,276          4,487        234,906          4,487
    Loss on foreign currency transactions          --             --             --         38,444
                                           ----------    -----------     ----------    -----------
          Total costs and expenses          1,218,881        265,503      2,009,921        618,955
                                           ----------    -----------     ----------    -----------

Income (loss) from continuing  operations  before provision for income taxes and minority interest in earnings of
   subsidiaries                               358,320       (191,612)       385,270       (269,344)

Benefit from income taxes                     (82,000)            --       (123,555)            --
Minority interest in earnings of
 subsidiaries                                (132,900)            --       (186,067)            --
                                           ----------    -----------     ----------    -----------
Income (loss) from continuing operations      143,420       (191,612)        75,648       (269,344)

Discontinued operations Income from discontinued operations (net of income taxes of $0 for the quarter and six months ended September
   30, 1996)                                       --         36,125             --         41,899

   Loss on sale of discontinued operations         --     (1,323,083)            --     (1,323,083)
                                           ----------    -----------     ----------    -----------

Net income (loss)                          $  143,420    $(1,478,570)    $   75,648    $(1,550,528)
                                           ==========    ===========     ==========    ===========


Weighted average number of shares
 outstanding                                1,781,000(1)   2,871,000      1,781,000(1)   2,871,000
                                           ==========    ===========     ==========    ===========

Income (loss) from continuing operations
  per share                                $     0.08    $     (0.07)    $     0.04    $     (0.09)
                                           ==========    ===========     ==========    ===========

Net income (loss) per share                $     0.08    $     (0.52)    $     0.04    $     (0.54)
                                           ==========    ===========     ==========    ===========


(1)   Adjusted for 1 for 5 reverse stock split in September 1996


               See notes to consolidated financial statements.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE SIX MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           --------------------------
                                                                             1995             1996
                                                                          -----------    -------------
                                                                                         (AS RESTATED)
                                                                                  (UNAUDITED)
Cash flows from operating activities
    Net income (loss)                                                      $   75,648    $(1,550,528)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                          234,906          4,487
       Deferred taxes                                                         166,600         76,565
       Loss on sale of discontinued operations                                     --      1,323,083
       Equity in earnings (loss) of unconsolidated affiliates                 (87,072)            --
                                                                           ----------    -----------
                                                                              390,082       (146,393)
       Changes in operating assets and liabilities
          Receivables
             Customers                                                       (190,275)      (421,112)
             Affiliated companies                                                  --     (2,215,772)
          Other assets                                                        226,790        279,649
          Accounts payable and accrued expenses                              (196,734)       399,097
                                                                           ----------    -----------
Net cash provided by (used in) operating activities                           229,863     (2,104,531)
                                                                           ----------    -----------
Cash flows from investing activities
    Net proceeds from (payments for)
       Acquisition of net assets of Eastbrokers
          Beteiligungs AG, net of cash acquired                                    --     (2,441,047)
       Investments in affiliates                                           (3,001,869)            --
       Investments held for resale                                            851,158      1,677,623
       Purchases of furniture and equipment                                    66,715             --
                                                                           ----------    -----------
Net cash provided by (used in) investing activities                        (2,083,996)      (763,424)
                                                                           ----------    -----------
Cash flows from financing activities
    Net proceeds from (payments for)
       Proceeds from public offering                                       11,717,835             --
       Proceeds from public offering - Eastbrokers Beteiligungs AG                 --      3,387,150
       Short-term financings                                                 (850,000)            --
       Other long-term debt                                                (5,811,478)       (97,007)
                                                                           ----------    -----------
Net cash provided by (used in) financing activities                         5,056,357      3,290,143
                                                                           ----------    -----------
Foreign currency translation adjustment                                     1,552,135         26,636
                                                                           ----------    -----------
Increase (decrease) in cash and cash equivalents                            4,754,359        448,824

Cash and cash equivalents at beginning of period                              350,266      5,190,586
                                                                           ----------    -----------
Cash and cash equivalents at end of period                                 $5,104,625    $ 5,639,410
                                                                           ==========    ===========
Supplemental disclosure of cash flow information
    Cash paid for income taxes                                             $    4,401    $         0
                                                                           ==========    ===========
    Cash paid for interest                                                 $  439,108    $   150,430
                                                                           ==========    ===========
    Non-cash transactions
       Czech Industries shares issued as part of Eastbrokers
         Beteiligungs AG acquisition                                       $        0    $ 5,400,000
                                                                           ==========    ===========

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

     In return for its equity interest in the Hotel Fortuna a.s., the Company received 100,000 shares of Common Stock of Ceske energeticke zavody a.s., nominal value 1,100 CZK ("CEZ"), a Czech utility company, and 86,570 shares of Common Stock of Vodni stavby Praha a.s., nominal value 1,000 CZK ("VS"), a Czech construction company. Both CEZ and VS are actively traded on the Prague Stock Exchange's ("PSE")

                             CZECH INDUSTRIES, INC.
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996

                                   (UNAUDITED)



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

     The Company determined the cost basis of the Hotel Fortuna a.s. shares by adding the Company's historical cost basis in the hotel with the Company's proportionate share of the hotel's earnings it received through June 30, 1996. Based on this computation, the Company determined that the cost basis of its interest in the hotel was approximately $9,400,000 USD. In negotiating the sale of the Company's interest in Hotel Fortuna, a.s., the Purchaser offered shares of CEZ and VS as considerations for the shares of Hotel Fortuna, a.s. The Company negotiated the number of the CEZ and VS shares it was to receive as consideration by utilizing the then current market values of the shares as quoted on the PSE on October 1, 1996, the date of the signing of the contract. On October 1, 1996, the PSE quoted prices of CEZ and VS were 1,040 CZK (approximately $37.50 USD) and 1,900 CZK (approximately $69.50 USD) per share, respectively. Based on these October 1, 1996 quoted prices, the value of the consideration to be received was approximately $9,800,000 USD.

     The Company valued the consideration received on the sale of its interest in Hotel Fortuna, a.s. as of November 6, 1996, which is the date title to these shares was transferred to the Company. This is consistent with the provisions of current accounting literature which describes the conditions required to be met for a sale to be considered consummated. As of November 6, 1996, the per share prices of the CEZ and VS were 950 CZK (approximately $35.00 USD) and 1,300 CZK (approximately $51.00 USD), respectively, which represented approximately $7,957,012 USD at the then current exchange rates. The Company classified these shares as available for sale securities.

     On a date subsequent to obtaining the shares, the Company used 2,500 shares of CEZ and 30,302 shares of VS to repay the balance of the principal and interest due under a Note payable owed to Finn s.r.o. in the approximate amount of $2.1 million USD. Also, the Company sold 13,900 shares of VS at 1,800 CZK (approximately $65.50 USD) per share for approximately $910,000 USD.

     In accordance with current accounting standards, the Company has restated the financial statements to reflect its investment in discontinued operations at the estimated net realizable value on disposition. Accordingly, in the course of restating the financial statements, the minority interest in consolidated subsidiaries has been has been significantly reduced due to the elimination of the minority interest attributable to the Company's investment in the Hotel Fortuna a.s. as of September 30, 1996.

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

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

          PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          ACQUISITION OF EASTBROKERS

                                                  TRANSITIONAL PERIOD ENDED MARCH 31, 1996
                                           ---------------------------------------------------------
                                                CZECH       EASTBROKERS     PRO FORMA      PRO FORMA
                                           INDUSTRIES, INC.      AG         ADJUSTMENT    AS ADJUSTED
                                           ---------------  -------------   ----------    ------------
                                                             (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Revenues
    Investment bank and brokerage revenues     $     --     $4,220,481      $      --     $4,220,481
    Hotel revenues                              478,044             --             --        478,044
    Gain on sales of investments                327,104             --             --        327,104
    Equity in earnings of affiliates                 --        644,904             --        644,904
    Other                                        79,954      1,376,068             --      1,456,022
                                             ----------     ----------      ---------     ----------
          Total revenues                        885,102      6,241,453             --      7,126,555
                                             ----------     ----------      ---------     ----------
Expenses
    Cost of sales                                39,525             --             --         39,525
    Compensation and benefits                   233,267      1,183,471             --      1,416,738
    General and administrative                  341,036      3,154,564             --      3,495,600
    Interest                                     46,920        558,815             --        605,735
    Depreciation and amortization                99,742        135,882             --        235,624
    Loss on foreign currency exchange            12,653             --             --         12,653
                                             ----------     ----------      ---------     ----------
          Total expenses                        773,143      5,032,732             --      5,805,875
                                             ----------     ----------      ---------     ----------
Income before provision for income
    taxes and minority interest in
    earnings of consolidated
    subsidiaries                                111,959      1,208,721             --      1,320,680

Provision for (benefit from)
    income taxes                                     --        253,721             --        253,721
                                             ----------     ----------      ---------     ----------
Income before minority interest
    in earnings of consolidated
    subsidiaries                                111,959        955,000             --      1,066,959

Minority interest in earnings of
    consolidated subsidiaries                    (5,727)       (84,973)      (142,510)(a)   (233,210)
                                             ----------     ----------      ---------     ----------
Net income (loss)                            $  106,232     $  870,027      $(142,510)    $  833,749
                                             ==========     ==========      =========     ==========
Pro forma weighted average
    shares outstanding                        2,871,000        528,913             --      2,871,000
                                             ==========     ==========      =========     ==========
Pro forma earnings per share                 $     0.04     $     1.64      $      --     $     0.29
                                             ==========     ==========      =========     ==========

           See notes to pro forma consolidated financial statements.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

          PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          ACQUISITION OF EASTBROKERS

                                                     QUARTER ENDED SEPTEMBER 30, 1996
                                           ---------------------------------------------------------
                                                CZECH       EASTBROKERS   PRO FORMA       PRO FORMA
                                           INDUSTRIES, INC.     AG        ADJUSTMENT     AS ADJUSTED
                                           --------------- -------------  ----------    -------------
                                            (AS RESTATED)                               (AS RESTATED)
                                             (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Revenues
    Investment bank and brokerage revenues   $        --    $  879,345      $      --     $   879,345
    Gain on sales of investments                      --            --             --              --
    Equity in earnings of affiliates                  --       393,512             --         393,512
    Other                                         73,891        14,101             --          87,992
                                             -----------    ----------      ---------     -----------
          Total revenues                          73,891     1,286,958             --       1,360,849
                                             -----------    ----------      ---------     -----------
Expenses
    Compensation and benefits                    137,500       157,902             --         295,402
    General and administrative                    82,161       716,269             --         798,430
    Interest                                      41,355         5,201             --          46,556
    Depreciation and amortization                  4,487        35,714             --          40,201
    Loss on foreign currency exchange                 --            --             --              --
                                             -----------    ----------      ---------     -----------
          Total expenses                         265,503       915,086             --       1,180,589
                                             -----------    ----------      ---------     -----------
Income (loss) from continuing  operations  before provision for income taxes and minority interest in earnings of
    subsidiaries                                (191,612)      371,872             --         180,260

Provision for (benefit from)
    income taxes                                      --       137,380             --         137,380
                                             -----------    ----------      ---------     -----------
Income (loss) from continuing operations
    before minority interest in earnings
    of subsidiaries                             (191,612)      234,492             --          42,880

Minority interest in earnings of
    subsidiaries                                      --        17,151        (41,219)(a)     (24,068)
                                             -----------    ----------      ---------     -----------
Income (loss) from continuing operations        (191,612)      251,643        (41,219)         18,812

Discontinued operations
    Income from discontinued operations
    (net of income taxes of $0 for the
    quarter ended September 30, 1996)             36,125            --             --          36,125

    Loss on sale of discontinued operations   (1,323,083)           --             --      (1,323,083)
                                             -----------    ----------      ---------     -----------

Net income (loss)                            $(1,478,570)   $  251,643      $ (41,219)    $(1,268,146)
                                             ===========    ==========      =========     ===========
Pro forma weighted average
    shares outstanding                         2,871,000       528,913             --       2,871,000
                                             ===========    ==========      =========     ===========

Pro forma income (loss) from
   continuing operations per share           $     (0.07)   $     0.48      $      --     $      0.01
                                             ===========    ==========      =========     ===========

Pro forma earnings per share                 $     (0.52)   $     0.48      $      --     $     (0.44)
                                             ===========    ==========      =========     ===========

           See notes to pro forma consolidated financial statements.

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

          PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          ACQUISITION OF EASTBROKERS

                                                      SIX MONTHS ENDED SEPTEMBER 30, 1996
                                           ---------------------------------------------------------
                                                CZECH       EASTBROKERS   PRO FORMA      PRO FORMA
                                           INDUSTRIES, INC.     AG        ADJUSTMENT    AS ADJUSTED
                                           --------------- -------------  ----------    ------------
                                            (AS RESTATED)                               (AS RESTATED)
                                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
Revenues
    Investment bank and brokerage revenues   $        --    $2,037,057      $      --     $ 2,037,057
    Gain on sales of investments                      --            --             --              --
    Equity in earnings of affiliates                  --       573,028             --         573,028
    Other                                        349,611       191,767             --         541,378
                                             -----------    ----------      ---------     -----------
          Total revenues                         349,611     2,801,852             --       3,151,463
                                             -----------    ----------      ---------     -----------
Expenses
    Compensation and benefits                    231,700       399,051             --         630,751
    General and administrative                   210,899     1,646,729             --       1,857,628
    Interest                                     133,425        93,185             --         226,610
    Depreciation and amortization                  4,487        53,196             --          57,683
    Loss on foreign currency exchange             38,444            --             --          38,444
                                             -----------    ----------      ---------     -----------
          Total expenses                         618,955     2,192,161             --       2,811,116
                                             -----------    ----------      ---------     -----------
Income (loss) from continuing  operations  before provision for income taxes and minority interest in earnings of
    subsidiaries                                (269,344)      609,691             --         340,347

Provision for (benefit from)
    income taxes                                      --       201,346             --         201,346
                                             -----------    ----------      ---------     -----------
Income (loss) from continuing operations
    before minority interest in earnings
    of subsidiaries                             (269,344)      408,345             --         139,001

Minority interest in earnings of
    subsidiaries                                      --       (92,755)       (51,694)(a)    (144,449)
                                             -----------    ----------      ---------     -----------

Income (loss) from continuing operations        (269,344)      315,590        (51,694)         (5,448)

Discontinued operations
    Income from discontinued operations
    (net of income taxes of $0 for the
    quarter ended September 30, 1996)             41,899            --             --          41,899

    Loss on sale of discontinued operations   (1,323,083)           --             --      (1,323,083)
                                             -----------    ----------      ---------     -----------

Net income (loss)                            $(1,550,528)   $  315,590      $ (51,694)    $(1,268,146)
                                             ===========    ==========      =========     ===========
Pro forma weighted average
    shares outstanding                         2,871,000       528,913             --       2,871,000
                                             ===========    ==========      =========     ===========

Pro forma income (loss) from
   continuing operations per share           $     (0.09)   $     0.60      $      --     $     (0.01)
                                             ===========    ==========      =========     ===========

Pro forma earnings per share                 $     (0.54)   $     0.60      $      --     $     (0.45)
                                             ===========    ==========      =========     ===========

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

                            CZECH INDUSTRIES, INC.
                           (A DELAWARE CORPORATION)

      PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                          ACQUISITION OF EASTBROKERS

                              SEPTEMBER 30, 1996

                                       ASSETS

                                                 CZECH        EASTBROKERS   PRO FORMA      PRO FORMA
                                            INDUSTRIES, INC.       AG       ADJUSTMENT    AS ADJUSTED
                                            ---------------  -------------  ----------    -----------
                                             (AS RESTATED)                               (AS RESTATED)
                                             (UNAUDITED)      (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Current assets
    Cash and cash equivalents                 $1,172,279   $ 6,399,665    $        --     $ 7,571,944
    Securities purchased under
       agreements to resell                           --     5,813,593             --       5,813,593
    Receivables                                2,215,772     9,789,168     (2,215,772)(c)   9,789,168
    Securities owned, at value                        --       689,327             --         689,327
    Investments held for resale                       --       936,062             --         936,062
    Other current assets                         132,329       133,563             --         265,892
    Net assets of discontinued operations      7,957,012            --             --       7,957,012
                                             -----------   -----------    -----------     -----------
          Total current assets                11,477,392    23,761,378     (2,215,772)     33,022,998

Property and equipment, net                       90,188     1,894,002             --       1,984,190
Investments in affiliated companies            8,971,028     5,011,967     (8,366,323)(b)   5,616,672
Other assets                                          --       602,795        777,874 (b)   1,380,669
                                             -----------   -----------    -----------     -----------

          Total Assets                       $20,538,608   $31,270,142    $(9,804,221)    $42,004,529
                                             ===========   ===========    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Short-term borrowings                    $        --   $ 3,264,802    $        --     $ 3,264,802
    Payables                                          --    12,408,350     (2,215,772)(c)  10,192,578
    Accounts payable and accrued expenses        578,146       242,902             --         821,048
    Other liabilities and deferred amounts            --     1,250,141             --       1,250,141
                                             -----------   -----------    -----------     -----------
          Total current liabilities              578,146    17,166,195     (2,215,772)     15,528,569
                                             -----------   -----------    -----------     -----------
Long-term borrowings                           1,929,425     3,587,371            --        5,516,796
                                             -----------   -----------    -----------     -----------
          Total liabilities                    2,507,571    20,753,566     (2,215,772)     21,045,365
                                             -----------   -----------    -----------     -----------
Minority interest in consolidated
  subsidiaries                                        --       975,631      1,952,496 (b)   2,928,127
                                             -----------   -----------    -----------     -----------
Stockholders' equity                          18,031,037     9,540,945     (9,540,945)(b)  18,031,801
                                             -----------   -----------    -----------     -----------
          Total Liabilities and
             Stockholders' Equity            $20,538,608   $31,270,142    $(9,804,221)    $42,004,529
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

                             CZECH INDUSTRIES, INC.
                            (A DELAWARE CORPORATION)

            PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
                        DISPOSITION OF HOTEL FORTUNA A.S.

                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996

                                   (UNAUDITED)



     These statements have been deleted in light of the discontinued operations restatement to the historical financial statements.

                          PART II -- OTHER INFORMATION


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits required by Item 601 of Regulation S-B

     Exhibit No.        Description
     -----------        -----------

     (3)(i)             Certificate of Incorporation of Czech
                        Industries, Inc., as amended.                      (a)

     (10)               Material Contract between the Company and YSE a.s.
                        entered into on October 1, 1996, subject to the
                        receipt and delivery of certain consideration.     (a)

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



------------------------
(a)  As previously filed.











     * Incorporated by reference from Current Report on Form 8-K dated August 1, 1996 (File No. 0-26202).

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EASTBROKERS INTERNATIONAL INCORPORATED
                                      ----------------------------------------
                                                   (Registrant)



    August 11, 1997                           /s/ Martin A. Sumichrast
  -------------------                 ----------------------------------------
         Date                                       (Signature)
                                               Martin A. Sumichrast,
                                                   Vice Chairman

                                   INDEX TO EXHIBITS





Exhibit No.     Description                                                               PAGE
- -----------     -----------                                                             ----
(3)(i)          Certificate of Incorporation of Czech Industries, Inc., as amended. (a)

(10)            Material Contract between the Company and YSE a.s.                  (a)

(27.1)          Financial Data Schedule (Electronic Filing Only).

(27.2)          Item 2 of Current Report on Form 8-K dated August 1, 1996.*


---------------------
(a)  As previously filed.










     * Incorporated by reference from Current Report on Form 8-K dated August 1, 1996 (File No. 0-26202).