Form 10QSB/A
period 1996-12-31
EASTBROKERS INTERNATIONAL INC
filed 1997-08-11
CIK 899627

===============================================================================


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

                             -----------------------

                 Amending Part I - Item 1. Financial Statements
           Management's Discussion and Analysis or Plan of Operation
                    and Exhibit 27 - Financial Data Schedule

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

                     EASTBROKERS INTERNATIONAL INCORPORATED

                                                                            Page
PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
       Historical Financial Statements
           Consolidated Statements of Financial Condition .................   2
           Consolidated Statements of Operations
              Quarter Ended December 31, 1996 .............................   3
              Nine Months Ended December 31, 1996 .........................   3
           Consolidated Statements of Cash Flows ..........................   4
           Notes to Consolidated Financial Statements .....................   6
    Item 2. Management's Discussion and Analysis or Plan of Operation .....  13

PART II -- OTHER INFORMATION
    Item 4. Submission of Matters to a Vote of Security Holders............  19
    Item 5. Other Information..............................................  19
    Item 6. Exhibits and Reports on Form 8-K ..............................  21
    Signature .............................................................  22


                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                          DECEMBER 31,
                                                                                              ------------------------------------
                                                                                                    1995                1996
                                                                                              ----------------    ----------------
                                                                                                                    (AS RESTATED)
                                                                                                          (UNAUDITED)
ASSETS
    Cash and cash equivalents                                                                 $     2,316,991     $     5,011,917
    Cash and securities segregated for regulatory
        purposes or deposited with clearing organizations                                                  -               67,230
    Securities purchased under agreements to resell                                                        -            2,126,603
    Receivables
        Customers                                                                                     325,942           6,076,554
        Broker dealers and other                                                                           -              399,897
        Affiliated companies                                                                               -               43,486
        Other                                                                                       1,225,500             972,134
    Securities owned, at value
        Equities and other                                                                                 -            3,172,553
    Buildings, furniture and equipment, at cost (net of
        accumulated depreciation and amortization of
        $604,374 and $682,224 respectively)                                                        18,560,155           2,213,747
    Deferred taxes                                                                                     82,565             133,277
    Investments held for resale                                                                     3,258,413           6,622,333
    Investments in affiliated companies                                                                    -            6,995,145
    Goodwill                                                                                               -            2,128,641
    Other assets                                                                                      472,995             656,530
                                                                                              ----------------    ----------------

           Total Assets                                                                       $    26,242,561     $    36,620,047
                                                                                              ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings
        Lines of credit                                                                       $            -      $     1,782,442
        Affiliated companies                                                                               -            1,017,951
        Other                                                                                              -              287,312
    Payables
        Customers                                                                                          -            9,547,745
        Broker dealers and other                                                                           -              360,164
    Accounts payable and accrued expenses                                                             134,320             443,930
    Other liabilities and deferred amounts                                                             66,158             895,464
                                                                                              ----------------    ----------------

                                                                                                      200,478          14,335,008

    Long-term borrowings                                                                            2,099,658           2,374,228
                                                                                              ----------------    ----------------

           Total liabilities                                                                        2,300,136          16,709,236
                                                                                              ----------------    ----------------

    Minority interest in consolidated subsidiaries                                                  9,353,228           1,903,306
                                                                                              ----------------    ----------------

    Stockholders' equity
        Common stock; $.05 par value; 10,000,000 shares
           authorized; 1,781,000 and 2,871,000 shares issued and
           outstanding at December 31, 1995 and 1996, respectively                                     89,050             143,550
        Paid-in capital                                                                            13,693,733          19,089,233
        Retained earnings (accumulated deficit)                                                       248,324          (1,402,174)
        Unrealized gain/loss on available for sale investments                                             -              435,177
        Cumulative translation adjustment                                                             558,090            (258,281)
                                                                                              ----------------    ----------------

           Total stockholders' equity                                                              14,589,197          18,007,505
                                                                                              ----------------    ----------------

           Total Liabilities and Stockholders' Equity                                         $    26,242,561     $    36,620,047
                                                                                              ================    ================

                 See notes to consolidated financial statements

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE QUARTER ENDED               FOR THE NINE MONTHS ENDED
                                                                   DECEMBER 31,                          DECEMBER 31,
                                                      ------------------------------------    ------------------------------------
                                                            1995                1996                1995                1996
                                                      ----------------    ----------------    ----------------    ----------------
                                                                                                                    (AS RESTATED)
                                                                  (UNAUDITED)                             (UNAUDITED)
Revenues
    Commissions                                       $            -      $       226,950     $            -      $       226,950
    Fees                                                           -              258,523                  -              258,523
    Interest and dividends                                         -              220,045                  -              340,082
    Principal transactions, net                                    -            1,131,539             637,417           1,131,539
       Trading                                                     -              343,034                  -              343,034
       Investment                                                  -              788,505             637,417             788,505
    Hotel room revenues                                       842,009                  -            1,433,113                  -
    Hotel food and beverage revenues                          526,873                  -              660,616                  -
    Other                                                     208,319             (68,400)            505,424             161,174
    Equity in earnings of unconsolidated affiliates                -             (301,115)             87,072            (301,115)
                                                      ----------------    ----------------    ----------------    ----------------

           Total revenues                                   1,577,201           1,467,542           3,323,642           1,817,153
                                                      ----------------    ----------------    ----------------    ----------------

Costs and expenses
    Cost of sales                                             244,010                  -              275,048                  -
    Compensation and benefits                                 318,895             245,407             801,092             477,107
    Interest                                                  315,565              87,157             302,773             220,582
    Brokerage, clearing, exchange fees and other                   -              378,716                  -              378,716
    Occupancy                                                      -              110,535                  -              203,535
    Office supplies and expenses                                   -               97,722                  -              135,770
    Communications                                                 -               63,988                  -               63,988
    Advertising                                                    -               58,149                  -               58,149
    Legal fees                                                     -               55,419                  -               55,419
    Consulting fees                                                -               58,099                  -               58,099
    Travel                                                         -               55,940                  -              115,377
    Education                                                      -               16,556                  -               16,556
    Automotive                                                     -               26,753                  -               26,753
    General and administrative                                174,135              83,949             865,545             104,363
    Depreciation and amortization                             166,276             292,051             317,847             296,538
    Loss on foreign currency transactions                          -              (49,850)            161,571             (11,406)
                                                      ----------------    ----------------    ----------------    ----------------

           Total costs and expenses                         1,218,881           1,580,591           2,723,876           2,199,546
                                                      ----------------    ----------------    ----------------    ----------------

Income (loss) from continuing operations
    before provision for income taxes and
    minority interest in earnings of subsidiaries             358,320            (113,049)            599,766            (382,393)

Provision for income taxes                                    (82,000)            (50,501)            (99,438)            (50,501)
Minority interest in earnings of subsidiaries                (132,900)            (36,878)           (199,782)            (36,878)
                                                      ----------------    ----------------    ----------------    ----------------

Income (loss) from continuing operations                      143,420            (200,428)            300,546            (469,772)

Loss from discontinued operations                                  -                   -                   -               41,899

Loss on sale of discontinued operations                            -                   -                   -           (1,323,083)
                                                      ----------------    ----------------    ----------------    ----------------

Net income (loss)                                     $       143,420     $      (200,428)    $       300,546     $    (1,750,956)
                                                      ================    ================    ================    ================


Weighted average number of shares outstanding               1,781,000 (1)       2,871,000           1,781,000 (1)       2,871,000
                                                      ================    ================    ================    ================

Income (loss) from continuing operations
    per share                                         $          0.08     $         (0.07)    $          0.17     $         (0.16)
                                                      ================    ================    ================    ================


Net income (loss) per share                           $          0.08     $         (0.07)    $          0.17     $         (0.61)
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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                                         DECEMBER 31,
                                                                                              ------------------------------------
                                                                                                    1995               1996
                                                                                              -----------------  -----------------
                                                                                                (AS RESTATED)      (AS RESTATED)
                                                                                                          (UNAUDITED)
Cash flows from operating activities
    Net income (loss)                                                                         $        300,546   $     (1,750,956)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Minority interest in earnings of subsidiaries                                                180,315            403,577
          Gain on the sale of investments                                                             (706,869)                -
          Loss on sale of discontinued operations                                                           -           1,323,083
          Depreciation and amortization                                                                337,795            494,144
          Deferred taxes                                                                                69,117             82,565
          Equity in (earnings) loss of unconsolidated affiliates                                       (87,072)           301,115
                                                                                              -----------------  -----------------

                                                                                                        93,832            853,528
       Changes in operating assets and liabilities
          Cash and securities segregated for regulatory purposes
             or deposited with regulatory agencies                                                          -             (34,801)
          Securities purchased under agreements to resell                                                   -           4,331,950
          Receivables
             Customers                                                                                   5,550         (2,199,261)
             Brokers, dealers and others                                                                    -             348,256
             Affiliated companies                                                                           -          (3,388,705)
             Other                                                                                          -           1,721,108
          Securities owned, at value                                                                        -          (2,238,065)
          Other assets                                                                                 (99,811)           352,868
          Payables
             Customers                                                                                      -             382,105
             Brokers, dealers and others                                                                    -            (479,519)
          Accounts payable and accrued expenses                                                       (159,504)           (85,296)
                                                                                              -----------------  -----------------

Net cash provided by (used in) operating activities                                                   (159,933)          (435,832)
                                                                                              -----------------  -----------------

Cash flows from investing activities
    Net proceeds from (payments for)
       Acquisition of net assets of Eastbrokers
          Beteiligungs AG, net of cash acquired                                                             -          (1,105,667)
       Investments in affiliates                                                                    (6,467,388)        (2,577,530)
       Proceeds from the disposition of affiliate                                                    2,662,609                 -
       Investments held for resale                                                                   2,368,380           (134,829)
       Purchases of furniture and equipment                                                           (302,908)          (236,081)
                                                                                              -----------------  -----------------

Net cash provided by (used in) investing activities                                                (1,739,307)         (4,054,107)
                                                                                              -----------------  -----------------

Cash flows from financing activities
    Net proceeds from (payments for)
       Net proceeds from public offering                                                            11,155,336                 -
       Capital contributions by minority interests                                                   1,056,295            304,166
       Common stock and warrants reacquired                                                           (450,000)                -
       Short-term financings                                                                                -           1,013,156
       Short-term borrowings from affiliated companies                                                      -           2,256,356
       Other long-term debt                                                                         (6,356,934)          (224,844)
                                                                                              -----------------  -----------------

Net cash provided by (used in) financing activities                                                  5,404,697          3,348,834
                                                                                              -----------------  -----------------

Foreign currency translation adjustment                                                             (1,538,732)           962,436
                                                                                              -----------------  -----------------

Increase (decrease) in cash and cash equivalents                                                     1,966,725           (178,669)

Cash and cash equivalents at beginning of period                                                       350,266          5,190,586
                                                                                              -----------------  -----------------

Cash and cash equivalents at end of period                                                    $      2,316,991   $      5,011,917
                                                                                              =================  =================

                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                                         DECEMBER 31,
                                                                                              ------------------------------------
                                                                                                    1995               1996
                                                                                              -----------------  -----------------
                                                                                                          (UNAUDITED)

Supplemental disclosure of cash flow information
    Cash paid for income taxes                                                                $             -    $             -
                                                                                              =================  =================

    Cash paid for interest                                                                    $        302,773   $        235,076
                                                                                              =================  =================


    Non-cash transactions
       Common shares of CEZ and Vodni Stavby, Praha
          received in the disposition of the Hotel Fortuna                                    $             -    $      7,957,012
                                                                                              =================  =================

       Common shares of CEZ and Vodni stavby, Praha transferred
          in lieu of cash payment for debt and accrued interest                               $             -    $      1,550,508
                                                                                              =================  =================

       Eastbrokers International shares issued for Eastbrokers Beteiligungs AG acquisition    $             -    $      5,400,000
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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The Company, through its subsidiaries, provides a wide range of financial services primarily in the United States, Central Europe, and Eastern Europe. Its businesses include securities underwriting, distribution and trading; merger, acquisition, restructuring, and other corporate finance advisory activities; asset management; merchant banking and other principal investment activities; brokerage and research services; and securities

                     EASTBROKERS INTERNATIONAL INCORPORATED

                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1996

                                   (UNAUDITED)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

     Equity securities purchased in connection with merchant banking and other principal investment activities are initially carried as their original costs. The carrying value of such equity securities is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by listed market prices or transactions which directly affect the value of such equity securities. Downward adjustments relating to such equity securities are made in the event that the Company determines that the eventual realizable value is less than the carrying value.

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

     Securities sold under agreements to resell are treated as financing arrangements and are carried at contract amounts reflecting the amounts at which the securities will be subsequently resold as specified in the

                     EASTBROKERS INTERNATIONAL INCORPORATED

                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1996

                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         COLLATERALIZED SECURITIES TRANSACTIONS (CONTINUED)

     respective agreements. The Company takes possession of the underlying securities purchased under agreements to resell and obtains additional collateral when the market value falls below the contract value. The maximum term of these agreements is generally less than ninety-one days.

         OTHER RECEIVABLES

     From time to time, the Company provides operating advances to select companies as a portion of its merchant banking activities.

         UNDERWRITINGS

     Underwritings include gains, losses, and fees, net of syndicate expenses arising from securities offerings in which the Company acts as an underwriter or agent. Underwriting fees are recorded at the time the underwriting is completed and the income is reasonably determinable.

         FEES

     Fees are earned from providing merger and acquisition, financial restructuring advisory, and general management advisory services. Fees are recorded based on the type of engagement and terms of the contract entered into by the Company.

         SECURITIES TRANSACTIONS

     Government and agency securities and certain other debt obligations transactions are recorded on a trade date basis. All other securities transactions are recorded on a settlement date basis and adjustments are made to a trade date basis, if significant.

         COMMISSIONS

     Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur.

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

         COMMON STOCK DATA

     Earnings per share is based on the weighted average number of common stock and stock equivalents outstanding. Common stock data for the fiscal year ended December 31, 1995 and the transition period ended March 31, 1996 have been retroactively adjusted throughout these consolidated financial statements

                     EASTBROKERS INTERNATIONAL INCORPORATED

                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1996

                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         COMMON STOCK DATA (CONTINUED)

     to reflect a one-for-five reverse common stock split in September 1996. The outstanding warrants and stock options are currently excluded from the earnings per share calculation as their effect would be antidilutive.

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

3.   ACQUISITION OF EASTBROKERS BETEILIGUNGS AKTIENGESELLSCHAFT

     Eastbrokers Vienna is an Austrian based holding company that has established a presence in 12 Central and Eastern European countries through its network of subsidiaries and affiliate offices. On August, 1, 1996, the Company acquired 80 percent of the outstanding stock of Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers Vienna") through the issuance of 1,080,000 shares of the Company's common stock valued at $5,400,000. At the time of the acquisition, the Company's stock was trading at approximately $7.50 per share. A discount to the per share price was recognized in consideration of the size of the block of shares with respect to the number of outstanding shares and because the stock issued was restricted stock. As a participant in Eastbrokers Vienna's capital increase, the Company later acquired an additional 245,320 of an available 270,000 shares for cash increasing its ownership percentage to 83.62 percent. In two separate transactions in November and December 1996, the Company purchased 67,756 additional shares, increasing its ownership percentage to approximately 92 percent.

     The fair value of the net assets acquired under these transactions approximated $8,300,000. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired resulted in the Company recording approximately $1,900,000 in goodwill, which is being amortized over 25 years on a straight-line basis. The significant equity investment of the Company, WMP, was written up to book value, which approximated estimated market value at the date of acquisition. The amount of this net write-up was approximately $607,000 USD. The purchase agreement contains certain provisions whereby the selling shareholders may be eligible to receive an additional 120,000 shares of the Company's common stock in the event certain earnings targets are achieved.

4.   INVESTMENTS IN AFFILIATED COMPANIES

         INVESTMENT IN WMP BORSENMAKLER AKTIENGESELLSCHAFT

     Through its subsidiary, Eastbrokers Vienna, the Company owns a 49 percent interest in the outstanding

                     EASTBROKERS INTERNATIONAL INCORPORATED

                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1996

                                   (UNAUDITED)


4.   INVESTMENTS IN AFFILIATED COMPANIES (CONTINUED)

         INVESTMENT IN WMP BORSENMAKLER AKTIENGESELLSCHAFT (CONTINUED)

     capital stock of WMP Borsenmakler Aktiengesellschaft ("WMP"). WMP is a stock broker-dealer and market maker in Vienna, Austria and is licensed as a Class B bank under Austrian law. A Class B bank may, at its discretion, conduct any of the normal activities associated with a bank with one major exception: it cannot accept customer deposits.

     The Company accounts for this investment using the equity method of accounting. The carrying value of this investment was approximately $6,408,000 on September 30, 1996. The summarized statement of financial condition and statement of operations information for WMP for the nine months ended September 30, 1996 was as follows:

                                                                    1996
          Summarized Statement of Financial Condition
               Total assets                                     $21,593,685
               Total liabilities                                  6,851,440
                                                               ------------
               Stockholders' equity                             $14,742,245
                                                                -----------

          Summarized Statement of Operations
               Revenues                                        $  3,195,707
               Expenses                                           2,924,760
                                                              -------------
               Net income                                     $     270,947
                                                              -------------

     This summarized financial information has been translated from the Austrian Schilling into U.S dollars at the foreign currency exchange rates as of September 30, 1996. Fluctuations in the foreign currency exchange rates may affect the comparability of this information on a period to period basis.

     Although the summarized financial information for WMP reflects earnings year to date, WMP experienced losses from operations in the period from August 1, 1996 through September 30, 1996. These losses from operations totaled approximately $250,000 USD.

         INVESTMENTS IN OTHER UNCONSOLIDATED AFFILIATES

     The Company also has other investments in unconsolidated affiliates through Eastbrokers Vienna. These affiliates are accounted for using the equity method of accounting. These investments are predominantly start-up operations. At September 30, 1996, these unconsolidated affiliate investments included the following offices: Zagreb, Croatia; Ljubljana, Slovenia; Almaty, Kazakstan; Moscow, Russia; Sofia, Bulgaria; Slovakia Industries; and NIF TRUD Investment Fund. The combined carrying amount of these investments was approximately $590,000. Losses from these operations totaled approximately $50,000 USD in the period from August 1, 1996 through September 30, 1996.

         RECEIVABLES FROM AFFILIATED COMPANIES

     Periodically, the Company provides operating advances to its unconsolidated affiliates. These advances are generally due on demand and are not subject to interest charges.

                     EASTBROKERS INTERNATIONAL INCORPORATED

                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1996

                                   (UNAUDITED)


5.   FINANCIAL INSTRUMENTS

     Financial instruments owned consist of the Company's proprietary trading and investment accounts, securities purchased under agreements to resell, and investments held for resale. The Company's financial instruments, at fair value, are as follows:

                                                                 December 31,
                                                                     1996
                                                                -------------

     Securities purchased under agreements to resell
         Sovereign government debt - Hungary                    $    614,891
         Corporate equities - Hungary                                409,927
         Corporate equities - Czech Republic                       1,101,785
                                                                ------------

                                                                $  2,126,603

     Securities owned at value
         Corporate equities - Austria                           $    590,561
         Sovereign government debt - Hungary                          15,753
         Corporate equities - Slovak Republic                      2,118,051
         Corporate equities - Poland                                 448,184
                                                                ------------

                                                                $  3,172,549
                                                                ------------

     Available for sale securities
         Corporate equities - Austria                           $    604,594
         Corporate equities - Czech Republic                         138,105
                                                                ------------
                                                                $    742,699
                                                                ------------

6.   SHORT-TERM BORROWINGS

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

7.   DISCONTINUED OPERATIONS

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


7.   DISCONTINUED OPERATIONS  (CONTINUED)

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

     In accordance with current accounting standards, the Company has restated the financial statements to reflect the sale of its ownership interest in the Hotel Fortuna a.s. as discontinued operations. The minority interest in consolidated subsidiaries has been has been significantly reduced due to the elimination of the minority interest attributable to the Company's investment in the Hotel Fortuna a.s.

8.   SUBSEQUENT EVENTS

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

On November 6, 1996, the Company consummated the sale of its ownership interest in the Hotel Fortuna a.s.. See Item 5 of this Form 10-QSB for information regarding the disposition of the Hotel Fortuna a.s. stock. Upon review of the market conditions facing the hotel industry in Prague, management determined that it would be in the best interest of the Company to liquidate its investment in the hotel. The Company intends to use the net proceeds generated from the sale to expand operations.

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

Results of Operations. See Note 1 of the Notes to Consolidated Financial Statements For the Nine Months Ended December 31, 1996, for an explanation of the basis of presentation of the financial statements. For the three month period ended December 31, 1996, the Company generated consolidated revenues in the amount of $1,467,542, compared to $1,577,201 for the three month period ended December 31, 1995. This decrease is a combination of the effects of the disposition of the Hotel Fortuna a.s. and the acquisition of Eastbrokers AG on August 1, 1996. These consolidated financial statements contain the revenues and expenses of Eastbrokers AG for the period August 1, 1996 (date of acquisition) through September 30, 1996. The operating loss of Eastbrokers AG for the nine months ended September 30, 1996 was approximately ($459,000). The operating loss recognized in these financial statements is only for the period from the date of acquisition (August 1, 1996) through September 30, 1996 and was approximately ($9,000). Quarterly information is not available for Eastbrokers AG for periods prior to the acquisition as there is no statutory reporting requirements other than year end. Assuming 1995 revenues and expenses accumulated pro rata through out the year, 1995 revenues for the nine months ended September 30, 1995 were approximately $4,700,000 versus approximately $4,500,000 for the nine months ended September 30, 1996. No significant deviations are noted between the corresponding periods. Expenses for the nine months ended September 30, 1995 were approximately $3,800,000 versus $4,600,000 for the nine months ended September 30, 1996. During 1996, 2 major factors contributed to an increase in expenses year to date. First, Eastbrokers AG incurred costs associated with the acquisition by the Company. The total of these costs are approximately $220,000. Second, several of our affiliate offices became operational towards the end of 1995 and 1996 is the first year reflecting the costs of these startup operations with minimal revenues for the nine months ended September 30, 1996.

The change in revenues is also affected by the change in the Company's fiscal year end. For the period ended December 31, 1995, the Company's consolidated financial statements contained the hotel's revenues and expenses for the quarter and six months ended December 31, 1995. For the period ended December 31, 1996, the Company's consolidated financial statements contain the hotel's revenues and expenses for the quarter through the date of sale of the Company's interest. The revenues and expenses of the hotel for the quarter ended September 30, 1996 are not reflected in the consolidated financial statements due to the sale of the Company's interest in the Hotel Fortuna a.s. This factor alone would have contributed to a significant decline in the revenues reported this period as compared to the same period one year ago. The bulk of the overall revenue decline was compensated by the acquisition of Eastbrokers AG.

The Company incurred total consolidated costs and expenses of $1,580,591 for the three month period ended December 31, 1996, compared to $1,218,881 for the three month period ended September 30, 1995. Most of the increase is attributable to the first consolidation of Eastbrokers AG's revenues and expense. Also, unexpected costs associated with the Eastbrokers AG acquisition are having a negative effect on earnings. To date these costs consist of approximately $64,000 in combined legal and accounting fees and approximately $156,000 in set up and implementation costs for operating systems in each of the Company's 13 offices in Europe for an aggregate cost to date of approximately $220,000.

The Company incurred a consolidated net loss of $1,597,731 for the three month period ended December 31, 1996, compared to a consolidated net income of $143,420 for the three month period ended December 31, 1995. This dramatic shift in earnings is attributable to lower than expected earnings from the hotel through the sale date coupled with a loss on the sale of the hotel.

During the quarter, the Company, acquired an additional 74,900 shares of Eastbrokers AG capital stock from outside shareholders in a transaction valued at approximately $1.1 million USD. As a result of this share purchase, the Company now owns approximately 92 percent of Eastbrokers AG.

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

The statements of cash flows for 1996 primarily reflect the changes in the operating, investing, and financing activities of Eastbrokers AG from the date of acquisition (August 1, 1996) through September 30, 1996 due to the classification of the Hotel Fortuna a.s. as discontinued operations. For 1995, the statements of cash flows primarily reflect the changes in the operating, investing, and financing activities of the Hotel Fortuna a.s. Due to the change in the Company's principal operating activities from the hospitality industry to the financial services industry, comparison between the two periods provides minimal information. Further, comparative cash flow information is unavailable for Eastbrokers AG for interim periods prior to the acquisition as there is no statutory reporting requirement other than year end. The cash flows for 1996 do reflect the volatile nature of the securities industry and the reallocation of the Company's assets indicative of a growing organization. The change in the foreign currency translation adjustment is primarily related to the sale of the Hotel Fortuna a.s. and the fluctuations in the Company's functional currencies to the U.S. dollar.

Volatile Nature of Securities Business. The securities business is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, trading, arbitrage and merchant banking activities, counterparty failure to meet commitments, customer fraud, employee fraud, misconduct and errors, failures in connection with the processing of securities transactions and litigation.

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

A securities firm's business and its profitability are also affected by the firms credit capacity or perceived creditworthiness and competitive factors, including its ability to attract and retain highly skilled employees. These and other factors may contribute to reduced levels of new issue or merger, acquisition, restructuring, and leveraged capital activities, including leveraged buyouts and high-yield financing, or the level of participation in financing and investment related to such activities, generally resulting in lower revenues from investment and merchant banking fees and underwriting and corporate development investments. Reduced volume of securities transactions and reduced market liquidity generally result in lower revenues from dealer and trading activities and commissions.

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

Significant Competition Within the Securities Industry. The Company encounters significant competition in all aspects of the securities business and competes worldwide directly with other domestic and foreign securities firms, a number of which have greater capital, financial and other resources than the Company. In addition to competition from firms currently in the securities business, there has been increasing competition from other sources, such as commercial banks and investment boutiques.

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

Business Subject to Extensive Federal, State and Foreign Regulations. The Company's business is, and the securities industry generally is, subject to extensive regulation in Austria and all other Central and Eastern European states where its subsidiaries operate at the state level, as well as by industry self-regulatory organizations ("SROs"). The company is also subject to regulation by various foreign financial regulatory authorities in the jurisdictions outside of Austria or Central and Eastern Europe where it does business, including by The Securities and Futures Authority of the United Kingdom and the Securities and Exchange Commission of the United States of America.

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

Market, Credit and Liquidity Risks Associated with Underwriting and Trading Activities. The Company's underwriting, securities trading, market-making and arbitrage activities are conducted by the Company as principal and subject the Company's capital to significant risks, including market, credit (including counterparty) and liquidity risks.

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

Capital Intensive Nature of and Potential Losses Resulting from Merchant Banking Activities. Securities firms, including the Company, increasingly facilitate major client transactions and transactions sponsored by their proprietary pools of capital by using their own capital in a variety of investment activities that have been broadly described as merchant banking.

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

Derivative Financial Instruments. At the present time, the Company does not engage in the use of derivatives financial instruments. In many of the countries where the Company has operations, the local currencies are referred to as "soft" or "exotic". As such, there are very few, if any, cost effective hedging strategies available to the Company or potential investors. The Company's inability to engage in currency hedging activities may result in its earnings being subject to greater volatility due to exchange rate fluctuations.

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

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits required by Item 601 of Regulation S-B

      Exhibit No.    Description

        (3)(i)       Certificate of Incorporation of Czech Industries, Inc., as
                     amended                                (a)

        (10.1)       Stock Sale/Purchase Agreement          (a)

        (10.2)       1996 Stock Option Plan                 (a)

        (27.1)       Financial Data Schedule (Electronic Filing Only).

        (27.2)       Item 2 of Current Report on Form 8-K dated August 1, 1996.*




--------------------------
(a)  As previously filed.








     * Incorporated by reference from Current Report on Form 8-K dated August 1, 1996 (File No. 0-26202).

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.


      EASTBROKERS INTERNATIONAL INCORPORATED
                   (Registrant)



By           /s/ Martin A. Sumichrast
  ----------------------------------------------
               Martin A. Sumichrast
                  Vice Chairman

Dated:  August 11, 1997

                                INDEX TO EXHIBITS



                                                                                                        PAGE
                                                                                                        ----
      Exhibit No.        Description
      -----------        ---------------
        (3)(i)           Certificate of Incorporation of Czech Industries, Inc., as amended.   (a)

        (10.1)           Stock Sale/Purchase Agreement                                         (a)

        (10.2)           1996 Stock Option Plan                                                (a)

        (27.1)           Financial Data Schedule (Electronic Filing Only).

        (27.2)           Item 2 of Current Report on Form 8-K dated August 1, 1996.*


--------------------------
(a)  As previously filed.











































     * Incorporated by reference from Current Report on Form 8-K dated August 1, 1996 (File No. 0-26202).