Form 10KSB/A
period 1997-03-31
EASTBROKERS INTERNATIONAL INC
filed 1997-08-12
CIK 899627

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                               FORM 10-KSB/A NO. 1

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

Transitional Small Business Disclosure Format:  Yes  [ ]  No  [X]


================================================================================

                                  EASTBROKERS INTERNATIONAL INCORPORATED


                                           Index to Form 10-KSB


                                                                                                                 Page
                                                  PART I
Item  1.  Description of Business................................................................................   3
Item  2.  Description of Property................................................................................  12
Item  3.  Legal Proceedings......................................................................................  12
Item  4.  Submission of Matters to a Vote of Security Holders....................................................  12


                                                 PART II

Item  5.  Market for Common Equity and Related Stockholder Matters...............................................  13
Item  6.  Management's Discussion and Analysis or Plan of Operation..............................................  15
Item  7.  Financial Statements
             Historical Financial Statements
                Independent Auditor's Report.....................................................................  22
                Consolidated Statements of Financial Condition...................................................  23
                Consolidated Statements of Operations
                  Year Ended December 31, 1995, Transition Period Ended March 31, 1996,
                     and Year Ended March 31, 1997...............................................................  24
                Consolidated Statements of Changes in Stockholders' Equity.......................................  25
                Consolidated Statements of Cash Flows............................................................  26
                Notes to Consolidated Financial Statements.......................................................  28
Item  8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...................  41


                                                 PART III

Item  9.  Directors and Executive Officers of the Registrant.....................................................  42
Item 10.   Executive Compensation................................................................................. 44
Item 11.   Security Ownership of Certain Beneficial Owners and Management......................................... 47
Item 12.   Certain Relationships and Related Transactions......................................................... 48
Item 13.   Exhibits and Reports on Form 8-K....................................................................... 50
Signatures........................................................................................................ 51



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

     In January and February 1997, the Company sold its entire interest in CEZ in a series of transactions with a total value of approximately $3,700,000 USD. The average sales price per share was 1,067 CZK (approximately $38.00 USD).

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

                                                 Common Stock
                                   -----------------------------------------
                                          High                  Low
                                   -------------------- --------------------

            1995
        Second Quarter                   $ 32.5000           $  20.0000
        (June 8-June 30)
        Third Quarter                    $ 26.2500           $   8.1250
        Fourth Quarter                   $ 11.8750           $   5.0000
            1996
        First Quarter                    $  9.0625           $   5.0000
        Second Quarter                   $ 13.7500           $   5.6250
        Third Quarter                    $ 11.2500           $   4.5625
        Fourth Quarter                   $  6.0000           $   3.5000
            1997
        First Quarter                    $  5.2500           $   3.3750
        Second Quarter                   $  7.3750           $   4.3125
        Third Quarter                    $  7.1250           $   6.3750
       (through August 8, 1997)


     On August 8, 1997, the Company's Common Stock as reported on the NASDAQ SmallCap Market system was $6.750 (closing bid price). On that date there were approximately 70 holders of record of Common Stock (including entities which hold stock in street name on behalf of other beneficial owners).

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

     The following information sets forth all securities of the Company sold by it within the past three (3) years, which securities were not registered under the Securities Act of 1933, as amended:

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

     On March 20, 1997 the Company entered into a consulting agreement with JB Sutton Group, Inc. ("Sutton"). under which the Company granted to Sutton 150,000 warrants (the "Warrants'). Pursuant to a Termination Agreement between the Company and Sutton dated August 8, 1997, the consulting agreement was terminated and the 150,000 warrants were accordingly canceled.

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

     The Company has relied upon Section 4(2) of the Securities Act of 1933, as amended, for its private placement exemption, such that the sales of the securities were transactions by an issuer not involving any public offering. In each transaction, the purchasers were sophisticated and had access to information about the Company.

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

     Pro forma results of operations as presented in Note 5 - "Business Acquisitions" reflect total revenues for the year ended December 31, 1995 as $7,193,061 versus $8,639,986 for the year ended March 31, 1997. The Company's total revenues increased in each of its subsidiaries with the single largest increase coming from merchant banking activities in Eastbrokers AG. The addition of the Warsaw office in late September/early October 1996 further enhanced the revenues for the year ended March 31, 1997. The expenses also reflect the corresponding operational costs of the Warsaw office from the date of acquisition. The primary component of minority interest in earnings of subsidiaries reflects the minorities share of the net loss of the Warsaw office through the date of acquisition by the Company.

     The net tax benefit represents the cumulative effect of individual subsidiaries' unique tax calculations. In some instances, certain revenue items are non-taxable in accordance with statutory requirements in the country in which the office is located. In others, net operating losses available for carryforward created a generous tax benefit. As discussed in Note 13 - "Income Taxes", the Company has approximately $1,060,000 USD in net operating loss carryforwards available in Austria and approximately $1,800,000 USD in net operating loss carryforwards available for future use in the U.S. The Austrian net operating losses are available for carryforward indefinitely. The U.S. net operating loss carryforwards will expire, if unused, in varying amounts through the year 2012. The Company does not anticipate any significant changes in the effective tax rates.

     The expenses of the Company increased in the 4th quarter as compared to the 3rd quarter due to a "seasonal" effect and that the 3rd quarter only included 2 months of expenses versus 3 months in the 4th quarter. July and August are typically "holiday" (vacation) months in Europe. Revenues and expenses generally respond accordingly to this seasonal effect. The October to December quarter is typically a strong quarter as people return from holiday and work to finish the year strong. The Company is also pursuing several corporate finance opportunities and has found that outsourcing portions of the work to industry experts is sound corporate policy to manage personnel and overhead costs. Many of the projects began in late September/early October 1996 and continued through year end. General and administrative expenses, as well as other operational expenses, increased due to the Company's increased focus on privatization activities in countries that are currently in the process of opening their markets to western investors. Involvement in privatization activities generally involves much time and patience as the investments begin to come to fruition. Prior experience and success in the privatization process in the Czech Republic are two of the Company's more important assets.

     Significant items on the statements of cash flows are primarily related to customers' receivables, payables, and the related underlying securities. The Company's policy is to close as many open positions as possible at year end and re-evaluate its strategic focus as it moves into the 1st quarter. Also, the regulatory bodies in several of the countries in which the Company operates prefer to see a strong, liquid balance sheet at year end. The Company strives to accommodate the needs of these regulatory agencies. Also affecting the cash flows statement is the sale of the Hotel Fortuna a.s. Cumulative translation adjustments at March 31, 1996 were eliminated with the sale of the hotel.

     The Company recognizes it has concentrated a significant amount of its assets as advances to its affiliates. At the present time, the bulk of these loans have been related to privitization activities which were discussed earlier. Since the Company's affiliates are generally accounted for as equity investments, these advances do not eliminate on consolidation. Based on the Company's prior experience and success in the Czech Republic along with a significant ownership interest in the affiliate (generally greater than 40 percent), the Company does not anticipate any material uncertainies surrounding these advances.

Foreign Currency Translation Adjustments

     The unexpected strength of the U.S. dollar as compared to the Austrian Schilling created an unpleasant surprise for the Company. The Company had collateralized a short term borrowing arrangement with approximately $1,500,000 in cash held in an Austrian Schilling account just as the U.S. dollar began to increase in strength relative to the Austrian Schilling. During the term of this arrangement, the Austrian Schilling lost approximately 10 percent of its value relative to the U.S. dollar. This single transaction makes up the majority of the loss on foreign currency transactions for the year ended March 31, 1997. The Company is no longer collateralizing its short term borrowing on a "soft currency" basis.

     The U.S. dollar and its unexpected strength coupled with the unexpected weakness of the European currencies (including the German Deutchmarke) have negatively impacted the Company's overall earnings as well as the cumulative translation adjustment. The primary functional currencies affecting the Company are as follows: U.S. Dollar, Austrian Schilling, Czech Koruna, Hungarian Forint, Slovak Koruna and the Polish Zloty.

     Assets and liabilities of operations having non-U.S. dollar functional currencies are translated at year-end rates of exchange, and the income statements are translated at weighted average rates of exchange for the year. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," gains or losses resulting from translating foreign currency financial statements, net of hedge gains or losses and their related tax effects, are reflected in cumulative translation adjustments, a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in net income. Foreign currency transactions are generally completed transactions denominated in a currency other than the functional currency or changes in exchange rates that impact monetary assets and liabilities denominated in currencies other than the primary functional currency.

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

                                                         December 31,          March 31,           March 31,
                                                             1995                1996                1997
                                                        --------------      --------------      --------------
       Balance Sheet Data
       Assets                                           $ 26,242,561        $ 26,251,364        $ 32,014,929
       Liabilities                                         2,300,136           2,208,481          12,613,492
       Minority interest in consolidated subsidiaries      9,353,228           9,353,228           1,549,386
       Stockholders' equity                               14,589,197          14,689,655          17,852,051

     Statement of Operations Data
                                                         December 31,          March 31,           March 31,
                                                             1995                1996                1997
                                                        --------------      --------------      --------------
     Revenues
       Principal transactions, net                      $    637,417        $    327,104        $  1,872,767
       Commissions, underwritings & fees                     --                  --                1,588,726
       Interest, dividends & other revenues                  227,119              72,114           2,486,785
       Equity in earnings of unconsolidated affiliates        87,072             --                 (396,209)
                                                        --------------      --------------      --------------
                                                             951,608             399,218           5,552,069
                                                        --------------      --------------      --------------
     Expenses
       Compensation and benefits                             342,904             106,583           1,712,308
       Commissions                                           --                  --                  469,111
       Professional and consulting fees                      --                  --                  867,302
       General and administrative                            229,906             133,929             642,897
       Other operating costs                                 310,248              58,248           1,801,005
                                                        --------------      --------------      --------------
                                                             883,058             298,760           5,492,623
                                                        --------------      --------------      --------------
       Net income from continuing operations
         before income taxes and minority interest            68,550             100,458              59,446
       Provision for income taxes                              5,484             --                  249,911
       Minority interest in earnings of subsidiaries         --                  --                  105,416
                                                        --------------      --------------      --------------
       Income (loss) from continuing operations               74,034             100,458             414,773
       Discontinued operations                               181,764             --               (1,281,184)
                                                        --------------      --------------      --------------
       Net income (loss)                                $    255,798        $    100,458        $   (866,411)
                                                        ==============      ==============      ==============


Item  7. Financial Statements

         Historical Financial Statements
           Independent Auditor's Report...........................................................  22
           Consolidated Statements of Financial Condition.........................................  23
           Consolidated Statements of Operations
             Year Ended December 31, 1995, Transition Period Ended March 31, 1996,
                and Year Ended March 31, 1997.....................................................  24
           Consolidated Statements of Changes in Stockholders' Equity.............................  25
           Consolidated Statements of Cash Flows..................................................  26
           Notes to Consolidated Financial Statements.............................................  28




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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Operations

                                                                                            For the
                                                                        For the           Transition              For the
                                                                      Year Ended         Period Ended            Year Ended
                                                                     December 31,           March 31,             March 31,
                                                                         1995                 1996                   1997
                                                                 ------------------    ------------------    -------------------

Revenues
    Commissions                                                  $             -        $            -        $        439,531
    Underwritings                                                              -                     -                 343,998
    Fees                                                                       -                     -                 805,197
    Interest and dividends                                                     -                     -                 557,188
    Principal transactions, net
       Trading                                                                 -                     -               1,616,872
       Investment                                                         637,417               327,104              1,872,767
    Other                                                                 227,119                72,114                312,725
    Equity in earnings (losses) of unconsolidated affiliates               87,072                    -                (396,209)
                                                                 ------------------    ------------------    -------------------

           Total revenues                                                 951,608               399,218              5,552,069
                                                                 ------------------    ------------------    -------------------

Costs and expenses
    Compensation and benefits                                             342,904               106,583              1,712,308
    Commissions                                                                -                     -                 469,111
    Interest                                                              148,677                45,595                236,235
    Occupancy                                                                  -                     -                 333,096
    Office supplies and expenses                                               -                     -                 240,448
    Communications                                                             -                     -                 177,473
    Advertising                                                                -                     -                 163,159
    Professional fees                                                          -                     -                 123,905
    Consulting fees                                                            -                     -                 743,397
    Travel                                                                     -                     -                 209,977
    General and administrative                                            229,906               133,929                642,897
    Depreciation and amortization                                              -                     -                 274,573
    Loss on foreign currency transactions                                 161,571                12,653                166,044
                                                                 ------------------    ------------------    -------------------

           Total costs and expenses                                       883,058               298,760              5,492,623
                                                                 ------------------    ------------------    -------------------

Income from continuing operations
    before provision for income taxes and
    minority interest in earnings of subsidiaries                          68,550               100,458                 59,446

Benefit from income taxes                                                   5,484                    -                 249,911
Minority interest in earnings of subsidiaries                                  -                     -                 105,416
                                                                 ------------------    ------------------    -------------------

Income from continuing operations                                          74,034               100,458                414,773

Discontinued operations
    Income from discontinued  operations (net of income taxes of $75,867 for the year ended December 31, 1995 and
      $0 for the year ended March 31, 1997)                               181,764                    -                  41,899

    Loss on sale of discontinued operations                                    -                     -              (1,323,083)
                                                                 ------------------    ------------------    -------------------

Net income (loss)                                                $        255,798      $        100,458      $        (866,411)
                                                                 ==================    ==================    ===================


Weighted average number of shares outstanding                           1,781,000             1,781,000              2,497,137
                                                                 ==================    ==================    ===================



Income from continuing operations per share                      $           0.04      $           0.06      $            0.17
                                                                 ==================    ==================    ===================


Net income (loss) per share                                      $           0.14      $           0.06      $           (0.35)
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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997


5.    Business Acquisitions (continued)

         Pro forma Results of Operations (continued)

                                              Year Ended          Year Ended
                                          December 31, 1995     March 31, 1997
                                          -----------------    ----------------
     Revenues                                  $ 7,193,061        $8,639,986
     Net income (loss)                             891,859            77,167
     Net income (loss) per share                      0.02              0.03

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

     The Company accounts for this investment using the equity method of accounting. The carrying value of this investment was $6,547,821 on March 31, 1997. The summarized statement of financial condition and statement of operations information for WMP for the year ended December 31, 1996 was as follows:

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

     Although the summarized financial information for WMP reflects earnings year to date, WMP experienced losses from operations in the period from August 1, 1996 through September 30, 1996. These losses from operations totaled approximately $250,000 USD. During the period from October 1, 1996 through December 31, 1996, WMP generated net income of approximately $50,000.

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

          Investments in Other Unconsolidated Affiliates (continued)

     investments   was   $516,243.   Losses   from  these   operations   totaled
     approximately $145,000 USD in the period from October 1, 1996 through December 31, 1996.

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997


8.    Long-Term Borrowings (continued)


                                                             December 31,       March 31,         March 31,
                                                                1995              1996              1997
                                                            -------------     -------------     ------------
     Note   payable  to  a  financial   institution
       requiring    quarterly   interest   payments
       computed  at  6.50  percent  on  a  360  day
       year,  collateralized  by 157,061  shares of
       WMP     Borsenmakler     Aktiengesellschaft,
       principal     of     10,000,000     Austrian
       Schillings and accrued  interest  payable in
       full at November 30, 2001                                    --               --            934,374
                                                            ------------      ------------      ------------
                                                            $ 2,099,658       $ 2,026,432        $ 934,374
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


10.  Stockholders' Equity (continued)

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

     A total of 35,000 options a weighted average exercise price of $6.64 per share were granted under this plan during the fiscal year ended March 31, 1997. The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions: risk-free interest rate - 5 percent; expected option life in years - 5 years; expected stock price volatility - 97.7 percent; and expected dividend yield - 0.0 percent.

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

     During 1996, the Company entered into a verbal agreement with RealWorld, an internet software developer, to design and build an online stock exchange game and online trading system. The initial deposit to begin development of the game and system was 530,000 Austrian Schillings (approximately $50,000
     USD). Currently the Company has a liability to RealWorld of 208,000 Austrian Schillings (approximately $20,000 USD) representing amounts due on progress billings. The agreement recognizes costs will be charged on an hourly basis and monthly progress billings will be made once the original deposit has been depleted. Dr. Muller-Tyl is a member of the Supervisory Board for RealWorld. VCH and Messrs. Schmid, Kossner, and Muller-Tyl are all shareholders of Realworld and represent a combined ownership interest of 26 percent.

     In December 1996, Eastbrokers Vienna loaned Dr. Muller-Tyl approximately $72,000 USD. Interest on the outstanding balance of this obligation is computed at 8 percent per annum until paid in full. Dr. Muller-Tyl is currently the Chief Operating Officer of the Company.

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

                                                                              Three Month
                                                                              Transition
                                                          Year Ended         Period Ended         Year Ended
                                                         December 31,          March 31,           March 31,
                                                             1995                1996                1997
                                                        --------------      --------------      --------------

       Income taxes at Federal statutory rate           $     172,209       $    --             $     20,212
       State income taxes net of Federal tax benefit           23,400            --                    2,746
       Change in valuation allowance                          (93,217)           --                  697,301
       Discontinued operations                                --                 --                 (510,975)
       Non-taxable income under foreign regulations
          Austria                                             --                 --                 (269,606)
          Slovak Republic                                     --                 --                 (191,515)
       Other                                                  (32,009)           --                    1,926
                                                        --------------      --------------      --------------
                                                        $      70,383       $    --             $   (249,911)
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
                                                        =============       ==============      ==============

     The foreign effective tax rates utilized for purposes of computing income taxes are not substantially different from the combined effective domestic rates utilized for computing domestic taxes. The temporary differences giving rise to the deferred tax asset are primarily net operating loss carryforwards. The foreign net operating loss carryforwards are primarily in Austria and are approximately 11,500,000 Austrian Schillings (approximately $1,060,000 USD). These net operating losses are available for carryforward indefinitely. The domestic net operating loss carryforwards are approximately $1,800,000 and will expire, if unused, in varying amounts through the year 2012. The deferred tax asset related to discontinued operations was computed at the effective statutory rates and has been fully reserved.

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

              1.       See Index to Exhibits on pages 52-53.  (a)



     b.   Reports on Form 8-K

          There were no reports on Form 8-K filed during the last quarter of the fiscal year ended March 31, 1997 through the date hereof.


------------------------
(a) As previously filed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EASTBROKERS INTERNATIONAL INCORPORATED
             (Registrant)


By              /s/ Peter Schmid *                            August 12, 1997
----------------------------------------------             ---------------------
                   Peter Schmid                                    Date
Chairman, President, Chief Executive Officer, and Director





     In accordance with the Exchange Act, this amendment to this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                /s/ Peter Schmid *                            August 12, 1997
----------------------------------------------             ---------------------
                    Peter Schmid                                   Date
Chairman, President, Chief Executive Officer, and Director



            /s/ Martin A. Sumichrast                          August 12, 1997
----------------------------------------------             ---------------------
              Martin A. Sumichrast                                 Date
Vice Chairman of the Board, Secretary, and Director



               /s/ Kevin D. McNeil                            August 12, 1997
----------------------------------------------             ---------------------
                  Kevin D. McNeil                                  Date
Vice President, Treasurer, and Chief Financial Officer
    (Principal Financial and Accounting Officer)



            /s/ Michael Sumichrast  *                         August 12, 1997
----------------------------------------------             ---------------------
              Michael Sumichrast, PhD                              Date
                     Director



              /s/ Wolfgang Kossner *                          August 12, 1997
----------------------------------------------             ---------------------
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

        (10.12)          Consulting  Agreement between the Company and Randall F. Greene  ("Greene"),
                         Director of the  Company,  dated March 27,  1997,  and Letter from Greene to
                         the Company amending the Agreement, dated April 29, 1997.                       (a)

        (10.13)          Stock  Purchase and Sale  Agreement  by and among the Company,  John Paul De
                         Vito, and Robert Sass, dated March 6, 1997                                      (a)

        (10.14)          Consulting Agreement between Michael Sumichrast, Ph.D. and the Company dated
                         April 1, 1997.                                                                  (a)

        (10.15)          Letter Agreement between the Company and August de Roode dated March 10, 1997.  (a)

        (21.1)           Subsidiaries of the Company.                                                    (a)

        (23.1)           Consent of Pannell Kerr Forster PC, dated June 27, 1997.                        (a)

        (24.1)           Powers of Attorney, granted by Peter Schmid, Chairman,  President and CEO of the Company, on behalf of the Company, and by Peter Schmid, Michael Sumichrast
                         Ph.D. and Wolfgang Kossner, individually,  appointing Martin A. Sumichrast and
                         Kevin D. McNeil as attorneys-in-fact.                                           (a)

         (27)            Financial Data Schedule (Electronic Filing Only).                               (a)




-------------------------
(a)  As previously filed.