Form 10QSB
period 1997-06-30
EASTBROKERS INTERNATIONAL INC
filed 1997-08-19
CIK 899627

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

                  For the quarterly period ended June 30, 1997

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

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on August 15, 1997, was 3,003,000.

===============================================================================

                     EASTBROKERS INTERNATIONAL INCORPORATED

                                                                            Page
PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
       Historical Financial Statements
           Consolidated Statements of Financial Condition .................   2
           Consolidated Statements of Operations
              Quarter Ended December 31, 1996 .............................   3
              Nine Months Ended December 31, 1996 .........................   3
           Consolidated Statements of Cash Flows ..........................   4
           Notes to Consolidated Financial Statements .....................   6
    Item 2. Management's Discussion and Analysis or Plan of Operation .....  13

PART II -- OTHER INFORMATION
    Item 2. Changes in Securities..........................................  19
    Item 5. Other Information..............................................  19
    Item 6. Exhibits and Reports on Form 8-K ..............................  21
    Signature .............................................................  22


                        PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                 Consolidated Statements of Financial Condition

                                                                                                       June 30,
                                                                                          ------------------------------------
                                                                                                1996                1997
                                                                                          ----------------    ----------------
                                                                                                      (Unaudited)
ASSETS
    Cash and cash equivalents                                                             $     5,027,968     $     3,754,869
    Cash and securities segregated for regulatory
        purposes or deposited with clearing organizations                                               -             434,597
    Securities purchased under agreements to resell                                                     -           1,399,147
    Receivables
        Customers                                                                                                   3,612,495
        Broker dealers and other                                                                        -           1,396,304
        Affiliated companies                                                                    1,500,000           3,760,509
        Other                                                                                           -           3,285,194
    Securities owned, at value
        Equities and other                                                                              -           3,027,709
    Buildings, furniture and equipment, at cost (net of
        accumulated depreciation and amortization of
        $3,600 and $890,458, respectively)                                                         24,700           1,059,112
    Deferred taxes                                                                                      -             322,637
    Investments held for resale                                                                         -           1,154,535
    Investments in affiliated companies                                                                 -           8,595,010
    Goodwill                                                                                            -           2,430,365
    Net assets of discontinued operations                                                       9,323,897                   -
    Other assets and deferred amounts                                                             336,302           1,257,393
                                                                                          ----------------    ----------------

           Total Assets                                                                   $    16,212,867     $    35,489,876
                                                                                          ----------------    ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings
        Lines of credit                                                                   $             -     $     1,623,079
        Affiliated companies                                                                            -           2,697,642
    Securities sold under agreements to repurchase                                                      -           1,200,793
    Bonds payable                                                                                       -           2,307,500
    Payables
        Customers                                                                                       -           4,087,402
        Broker dealers and other                                                                        -             895,022
    Accounts payable and accrued expenses                                                         131,811           1,325,562
    Other liabilities and deferred amounts                                                              -           1,308,151
                                                                                          ----------------    ----------------

                                                                                                  131,811          15,445,151

    Long-term borrowings                                                                        2,027,176           1,046,684
                                                                                          ----------------    ----------------

           Total liabilities                                                                    2,158,987          16,491,835
                                                                                          ----------------    ----------------

    Minority interest in consolidated subsidiaries                                                      -           1,770,893
                                                                                          ----------------    ----------------

    Stockholders' equity
        Common stock; $.05 par value; 10,000,000 shares
           authorized; 1,781,000 and 3,003,000 shares issued and
           outstanding at June 30, 1996 and 1997, respectively                                     89,050             152,400
        Paid-in capital                                                                        13,693,733          20,031,828
        Retained earnings (accumulated deficit)                                                   271,097            (946,141)
        Treasury stock, at cost                                                                         -            (213,750)
        Unrealized gain/loss on available for sale investments                                          -            (939,094)
        Cumulative translation adjustment                                                               -            (858,095)
                                                                                          ----------------    ----------------

           Total stockholders' equity                                                          14,053,880          17,227,148
                                                                                          ----------------    ----------------

           Total Liabilities and Stockholders' Equity                                     $    16,212,867     $    35,489,876
                                                                                          ----------------    ----------------



                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Operations

                                                                                                     For the Three Months
                                                                                                        Ended June 30,
                                                                                              ------------------------------------
                                                                                                    1996                1997
                                                                                              ----------------    ----------------
                                                                                                          (Unaudited)
Revenues
    Commissions                                                                               $             -     $       426,137
    Fees                                                                                                    -              32,679
    Interest and dividends                                                                                  -              86,345
    Principal transactions, net
       Trading                                                                                              -             840,327
       Investment                                                                                           -             149,788
    Other                                                                                             275,720             213,409
    Equity in earnings of unconsolidated affiliates                                                         -            (138,709)
                                                                                              ----------------    ----------------

           Total revenues                                                                             275,720           1,609,976
                                                                                              ----------------    ----------------

Costs and expenses
    Compensation and benefits                                                                          94,200             440,759
    Interest                                                                                           92,070              38,448
    Brokerage, clearing, exchange fees and other                                                            -             277,014
    Occupancy                                                                                               -             176,934
    Office supplies and expenses                                                                            -              76,817
    Communications                                                                                          -              58,264
    Advertising                                                                                             -              63,554
    Legal fees                                                                                              -               5,377
    Consulting fees                                                                                         -             273,043
    Travel                                                                                                  -             101,321
    Education                                                                                               -               8,774
    Automotive                                                                                              -              18,142
    General and administrative                                                                        128,738              66,844
    Depreciation and amortization                                                                           -             100,866
    Loss on foreign currency transactions                                                              38,444              67,549
                                                                                              ----------------    ----------------

           Total costs and expenses                                                                   353,452           1,773,706
                                                                                              ----------------    ----------------

Income (loss) from continuing operations
    before provision for income taxes and
    minority interest in earnings of subsidiaries                                                     (77,732)           (163,730)

Provision for income taxes                                                                                  -            (147,403)
Minority interest in earnings of subsidiaries                                                               -            (117,379)
                                                                                              ----------------    ----------------

Income (loss) from continuing operations                                                              (77,732)           (428,512)

Loss from discontinued operations                                                                       5,774                   -

Loss on sale of discontinued operations                                                                     -                   -
                                                                                              ----------------    ----------------

Net income (loss)                                                                             $       (71,958)    $      (428,512)
                                                                                              ----------------    ----------------


Weighted average number of shares outstanding                                                       1,781,000 (1)       3,003,000
                                                                                              ----------------    ----------------


Income (loss) from continuing operations per share                                            $         (0.04) $            (0.14)
                                                                                              ----------------    ----------------


Net income (loss) per share                                                                   $         (0.04) $            (0.14)
                                                                                              ----------------    ----------------




                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                                                                                      For the Three Months
                                                                                                         Ended June 30,
                                                                                               ------------------------------------
                                                                                                      1996               1997
                                                                                               -----------------  -----------------
                                                                                                           (Unaudited)
Cash flows from operating activities
    Net income (loss)                                                                          $        (71,958)  $       (428,512)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Minority interest in earnings of subsidiaries                                                       -            117,379
          Depreciation and amortization                                                                       -            100,866
          Deferred taxes                                                                                      -            (32,699)
          Equity in earnings (loss) of unconsolidated affiliates                                              -            138,709
                                                                                               -----------------  -----------------

                                                                                                        (71,958)          (104,257)
       Changes in operating assets and liabilities
          Cash and securities segregated for regulatory purposes
             or deposited with regulatory agencies                                                            -           (315,323)
          Securities purchased under agreements to resell                                                     -           (990,282)
          Receivables
             Customers                                                                                  325,942         (1,708,383)
             Brokers, dealers and others                                                                      -           (823,905)
             Affiliated companies                                                                    (1,500,000)          (136,691)
             Other                                                                                            -         (1,241,888)
          Securities owned, at value                                                                          -          1,225,455
          Other assets                                                                                  155,241            (35,200)
          Payables
             Customers                                                                                        -          3,035,592
             Brokers, dealers and others                                                                      -            (65,204)
          Accounts payable and accrued expenses                                                         (50,238)          (442,194)
                                                                                               -----------------  -----------------

Net cash provided by (used in) operating activities                                                  (1,141,013)        (1,602,280)
                                                                                               -----------------  -----------------

Cash flows from investing activities
    Net proceeds from (payments for)
       Investments in affiliates                                                                              -         (1,530,946)
       Investments held for resale                                                                    1,677,623          1,223,519
       Purchases of furniture and equipment                                                             (19,185)          (182,788)
                                                                                               -----------------  -----------------

Net cash provided by (used in) investing activities                                                   1,658,438           (490,215)
                                                                                               -----------------  -----------------

Cash flows from financing activities
    Net proceeds from (payments for)
       Net proceeds from private placement                                                                    -            725,000
       Short-term financings                                                                                744             20,897
       Short-term borrowings from affiliated companies                                                        -          1,216,942
       Other long-term debt                                                                                   -            112,310
                                                                                               -----------------  -----------------

Net cash provided by (used in) financing activities                                                         744          2,075,149
                                                                                               -----------------  -----------------

Foreign currency translation adjustment                                                                (680,787)          (983,508)
                                                                                               -----------------  -----------------

Increase (decrease) in cash and cash equivalents                                                       (162,618)        (1,000,854)

Cash and cash equivalents, beginning of period                                                        5,190,586          4,755,723
                                                                                               -----------------  -----------------

Cash and cash equivalents, end of period                                                       $      5,027,968    $     3,754,869
                                                                                               -----------------  -----------------


                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                Consolidated Statements of Cash Flows (continued)

                                                                                                      For the Three Months
                                                                                                         Ended June 30,
                                                                                               ------------------------------------
                                                                                                     1996               1997
                                                                                               -----------------  -----------------
                                                                                                           (Unaudited)
Supplemental disclosure of cash flow information
    Cash paid for income taxes                                                                 $              -    $             -
                                                                                               -----------------  -----------------

    Cash paid for interest                                                                     $         92,070    $        38,448
                                                                                               -----------------  -----------------























                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)


1.   INTERIM REPORTING

     The financial statements of Eastbrokers International Incorporated (the "Company") for the three months ended June 30, 1997 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

     The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997 include accounting policies and additional information pertinent to an understanding of these interim financial statements.

     For the three months ended June 30, 1996, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company and the discontinued operations of its subsidiary, Hotel Fortuna a.s., for the three months ended March 31, 1996.

     For the three months ended June 30, 1997, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company for the three months ended June 30, 1997. The financial position of its subsidiary, Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers AG") is as of March 31, 1997. The results of operations and cash flows of Eastbrokers AG are for the three months ended March 31, 1997.

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The Company accounts for this investment using the equity method of accounting. The carrying value of this investment was approximately
     $6,340,000 on March 31, 1997. The summarized statement of financial condition and statement of operations information for WMP for the three months ended March 31, 1997 was as follows:
                                                                    March 31,
                                                                      1997
      Summarized Statement of Financial Condition                 -------------
           Total assets                                            $17,049,652
           Total liabilities                                         3,690,485
                                                                   ------------
            Stockholders' equity                                   $13,359,167
                                                                   ------------

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)


4.   INVESTMENTS IN AFFILIATED COMPANIES (CONTINUED)

         INVESTMENT IN WMP BORSENMAKLER AKTIENGESELLSCHAFT (CONTINUED)

                                                                   March 31,
                                                                     1997
     Summarized Statement of Operations                        ---------------
        Revenues                                                $     352,295
        Expenses                                                      488,247
                                                                --------------
         Net income                                             $    (135,952)
                                                                --------------

     This summarized financial information has been translated from the Austrian Schilling into U.S dollars at the foreign currency exchange rates as of March 31, 1997. Fluctuations in the foreign currency exchange rates may affect the comparability of this information on a period to period basis.

         INVESTMENTS IN OTHER UNCONSOLIDATED AFFILIATES

     The Company also has other investments in unconsolidated affiliates through Eastbrokers Vienna. These affiliates are accounted for using the equity method of accounting. These investments are predominantly start-up operations. At March 31, 1997, these unconsolidated affiliate investments included the following offices: Zagreb, Croatia; Ljubljana, Slovenia; Almaty, Kazakstan; Moscow, Russia; Sofia, Bulgaria; Slovakia Industries; and NIF TRUD Investment Fund. During the three months ended March 31, 1997, the Company's proportionate share of the losses related to these operations totaled approximately $72,000 USD.

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

5.   FINANCIAL INSTRUMENTS

     Financial instruments owned consist of the Company's proprietary trading and investment accounts, securities purchased under agreements to resell, and investments held for resale. The Company's financial instruments, at fair value, are as follows:

                                                                     March 31,
                                                                       1997
     Securities purchased under agreements to resell               ------------
         Sovereign government debt - Hungary                       $    895,454
         Corporate equities - Hungary                                   503,693
                                                                   ------------

                                                                   $  1,399,147
                                                                   ------------
     Securities owned at value
         Corporate equities - Austria                              $  1,125,097
         Corporate equities - Czech Republic                            644,598
         Corporate equities - Slovak Republic                           572,843
         Corporate equities - Poland                                    685,171
                                                                   ------------

                                                                   $  3,027,709
                                                                   ------------

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)


5.   FINANCIAL INSTRUMENTS (CONTINUED)

                                                                     March 31,
                                                                       1997
     Available for sale securities                                 ------------
         Corporate equities - Czech Republic                       $  1,154,535
                                                                   ------------

                                                                   $  1,154,535
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

     The Company determined the cost basis of the Hotel Fortuna a.s. shares by adding the Company's historical cost basis in the hotel with the Company's proportionate share of the hotel's earnings it received through June 30, 1996. Based on this computation, the Company determined that the cost basis of its interest in the hotel was approximately $9,400,000 USD. In negotiating the sale of the Company's interest in Hotel Fortuna, a.s., the Purchaser offered shares of CEZ and VS as considerations for the shares of Hotel Fortuna, a.s. The Company negotiated the number of the CEZ and VS shares it was to receive as consideration by utilizing the then current market values of the shares as quoted on the PSE on October 1, 1996, the date of the signing of the contract. On October 1, 1996, the PSE quoted prices of CEZ and VS were 1,040 CZK

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)


7.    DISCONTINUED OPERATIONS  (CONTINUED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB for the three months ended June 30, 1997, makes reference to the Company's Annual Report on Form 10-KSB dated June 30, 1997 ("Report"). The Report includes information necessary or useful to an understanding of the Company's businesses and financial statement presentations. The Company will furnish a copy of this Report upon request made directly to the Company's headquarters at 15245 Shady Grove Road, Suite 340, Rockville, Maryland 20850, telephone number (301) 527-1110 and facsimile number (301) 527-1112.

During the quarter ended March 31, 1997, management continued its program of augmenting mid-level personnel, leasing additional office space, and enhancing the management information systems in several of our Eastern European offices. Management also continued its preparations to offer certain services and products to firms and individuals associated with the U.S. capital markets.

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

Results of Operations. See Note 1 of the Notes to Consolidated Financial Statements For the Three Months Ended March 31, 1997, for an explanation of the basis of presentation of the financial statements. For the three month period ended March 31, 1997, the Company generated consolidated revenues in the amount of $1,609,976, compared to $275,720 for the three month period ended March 31, 1996. This significant change is a combination of the effects of the disposition of the Hotel Fortuna a.s. and the acquisition of Eastbrokers AG on August 1, 1996. Quarterly information is not available for Eastbrokers AG for periods prior to the acquisition as there is no statutory reporting requirements other than year end.

The Company incurred total consolidated costs and expenses of $1,773,706 for the three month period ended March 31, 1997, compared to $353,452 for the three month period ended March 31, 1996. Most of the increase is attributable to the primarily to the change from the hospitality industry to the securities industry.

The Company incurred a consolidated net loss of $428,512 for the three month period ended March 31, 1997, compared to a consolidated net loss of $71,958 for the three month period ended March 31, 1996. This dramatic shift in earnings is attributable primarily to the change from the hospitality industry to the securities industry.

On March 31, 1997, the Company had total current assets of $21,825,359 and total current liabilities of $15,445,151, compared to $6,527,968 and $131,811, respectively, on March 31, 1996. As of the date of this filing, the Company believes that it has adequate liquidity to meet its current obligations. However, no assurances can be made as to the Company's ability to meet its cash requirements subsequent to any further business combinations.

The statements of cash flows for 1997 primarily reflect the changes in the operating, investing, and financing activities of Eastbrokers AG. For 1996, the statements of cash flows primarily reflect the changes in the operating, investing, and financing activities of the holding company. Due to the change in the Company's principal operating activities from the hospitality industry to the financial services industry, comparison between the two periods provides minimal information. Further, comparative cash flow information is unavailable for Eastbrokers AG for interim periods prior to the acquisition as there is no statutory reporting requirement other than year end. The cash flows for 1997 do reflect the volatile nature of the securities industry and the reallocation of the Company's assets indicative of a growing organization. The change in the foreign currency translation adjustment is primarily related to the fluctuations in the Company's functional currencies to the U.S. dollar.

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

The Company has signed a letter of intent relating to a proposed public offering of its securities (the "Offering"). The proposed Offering is anticipated to consist of units comprised of: (i) newly authorized and issued shares of the Company's preferred stock, $.01 par value per share ("Preferred Stock") which will be offered at a discount, not to exceed 20% of the closing bid price of the Common Stock the day before the Offering becomes effective; and (ii) warrants to purchase shares of Common Stock. The Preferred Stock will be convertible into one share of Common Stock on the second anniversary of the effective date of the Offering and will pay an annual dividend of six percent (6%) in respect of the two years before it is converted. The proposed Offering, which will be made only be means of a prospectus, is anticipated to occur in late 1997 and to generate gross proceeds of approximately $7 million. These proceeds will be primarily used for working capital purposes. There can be no assurances that such Offering will be successfully completed.


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

                                                    - 13 -
Market, Credit and Liquidity Risks Associated with Underwriting and Trading Activities. The Company's underwriting, securities trading, market-making and arbitrage activities are conducted by the Company as principal and subject the Company's capital to significant risks, including market, credit (including counterparty) and liquidity risks.

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

                           PART II -- OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES

(a)      Not applicable.

(b)      Not applicable.

(c) In April 1997, the Company issued 125,002 shares of common stock, par value $.05, of the Company ("Common Stock"). The securities were sold to three individuals: Calvin S. Caldwell, Frank Huang and Jay Raubvogel for a total offering price of $750,012 or $6.00 per share. The net proceeds to the Company were $725,012. There were no underwriting discounts or commissions. The Offering was made pursuant to an exemption from registration under Rule 506 of the Securities Act of 1933, as amended (the "Securities Act"). The Offering was made only to selected "accredited investors" as that term is defined in Rule 501(a) of the Securities Act.

ITEM 5.  OTHER INFORMATION

     The Company has signed a letter of intent relating to a proposed public offering of its securities (the "Offering"). The proposed Offering is anticipated to consist of units comprised of: (i) newly authorized and issued shares of the Company's preferred stock, $.01 par value per share ("Preferred Stock") which will be offered at a discount, not to exceed 20% of the closing bid price of the Common Stock the day before the Offering becomes effective; and
(ii) warrants to purchase shares of Common Stock. The Preferred Stock will be convertible into one share of Common Stock on the second anniversary of the effective date of the Offering and will pay an annual dividend of six percent (6%) in respect of the two years before it is converted. The proposed Offering, which will be made only be means of a prospectus, is anticipated to occur in late 1997 and to generate gross proceeds of approximately $7 million. These proceeds will be primarily used for working capital purposes. There can be no assurances that such Offering will be successfully completed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits required by Item 601 of Regulation S-B

      Exhibit No.        Description
      -----------        -----------------------

        (27.1)           Financial Data Schedule (Electronic Filing Only).



     b. No reports on Form 8-K were filed during the three month period ended June 30, 1997.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


EASTBROKERS INTERNATIONAL INCORPORATED
             (Registrant)



By             /s/ Kevin D. McNeil
  ----------------------------------------------
                  Kevin D. McNeil
Vice President, Treasurer, and Chief Financial Officer

Dated:  August 19, 1997

                               INDEX TO EXHIBITS


      Exhibit No.        Description
      -----------        -----------------------

        (27.1)           Financial Data Schedule (Electronic Filing Only).