Form 10KSB/A
period 1997-03-31
EASTBROKERS INTERNATIONAL INC
filed 1997-10-16
CIK 899627

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                               FORM 10-KSB/A NO. 2

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

Transitional Small Business Disclosure Format:  Yes  [ ]  No  [X]


================================================================================

                                  EASTBROKERS INTERNATIONAL INCORPORATED


                                           Index to Form 10-KSB


                                                                                                                 Page
                                                  PART I
Item  1.  Description of Business................................................................................   3
Item  2.  Description of Property................................................................................  12
Item  3.  Legal Proceedings......................................................................................  12
Item  4.  Submission of Matters to a Vote of Security Holders....................................................  12


                                                 PART II

Item  5.  Market for Common Equity and Related Stockholder Matters...............................................  13
Item  6.  Management's Discussion and Analysis or Plan of Operation..............................................  15
Item  7.  Financial Statements
             Historical Financial Statements
                Independent Auditor's Report.....................................................................  25
                Consolidated Statements of Financial Condition...................................................  26
                Consolidated Statements of Operations
                  Year Ended December 31, 1995, Transition Period Ended March 31, 1996,
                     and Year Ended March 31, 1997...............................................................  27
                Consolidated Statements of Changes in Stockholders' Equity.......................................  28
                Consolidated Statements of Cash Flows............................................................  29
                Notes to Consolidated Financial Statements.......................................................  31
Item  8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...................  45


                                                 PART III

Item  9.  Directors and Executive Officers of the Registrant.....................................................  46
Item 10.   Executive Compensation................................................................................. 48
Item 11.   Security Ownership of Certain Beneficial Owners and Management......................................... 51
Item 12.   Certain Relationships and Related Transactions......................................................... 52
Item 13.   Exhibits and Reports on Form 8-K....................................................................... 54
Signatures........................................................................................................ 55



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

     The Company intends to have its North American offices fully operational prior to the end of the fiscal year ending March 31, 1998. This subsidiary will act as an introducing broker in that it does not clear its own securities transactions, but instead, it contracts to have such transactions cleared through clearing broker on a fully disclosed basis. In a fully disclosed clearing transaction, the identity of the Company's client is known to the clearing broker. Generally, a clearing broker physically maintains the client's account and performs a variety of services as agent for the Company, including clearing all securities transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds). The Company intends to utilize the services of the Bear Stearns Companies, Inc. ("Bear Stearns") as its fully disclosed clearing broker. Bear Sterns is recognized as one of the leading firms in clearing transactions in emerging markets such as Central and Eastern Europe.

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


     The net tax benefit represents the cumulative effect of individual subsidiaries' unique tax calculations. In some instances, certain revenue items are non-taxable in accordance with statutory requirements in the country in which the office is located. In others, net operating losses available for carryforward created a generous tax benefit. As discussed in Note 13 - "Income Taxes", the Company has approximately $1,060,000 USD in net operating loss carryforwards available in Austria and approximately $1,800,000 USD in net operating loss carryforwards available for future use in the U.S. The Company has not established a valuation allowance for the Austrian net operating losses due to a history of profitable operations in 1993, 1994, and 1995. The Company also expects its Austrian operations to return to profitability in the fiscal year ended March 31, 1999 as its efforts in various privatization activities are realized and such activities should generate an increase in the value of certain Company holdings. Further, the Austrian net operating losses are available for carryforward indefinitely. Accordingly, the Company believes it is more likely than not that these benefits will be realized in the future. The non-taxable income under foreign regulations in the Slovak Republic is capital gain distribution income to the owners of record and is related to Slovak privatization activities in which Eastbrokers Vienna was actively involved. This income was received in the fourth quarter. Distributions of this nature are non-taxable under Slovak Republic regulations. It is unlikely that Eastbrokers Vienna will have similar transactions in the future. As noted in the following paragraph, other activities occurred in the fourth quarter that contributed to the current year's tax benefit. The U.S. net operating loss carryforwards will expire, if unused, in varying amounts through the year 2012. The Company does not anticipate any significant changes in the effective tax rates.

     The expenses of the Company increased in the fourth quarter as compared to the third quarter due to a "seasonal" effect and that the third quarter only included 2 months of expenses versus 3 months in the fourth quarter. July and August are typically "holiday" (vacation) months in Europe. Revenues and expenses generally respond accordingly to this seasonal effect. The October to December quarter is typically a strong quarter as people return from holiday and work to finish the year strong. The Company is also pursuing several corporate finance opportunities and has found that outsourcing portions of the work to industry experts is sound corporate policy to manage personnel and overhead costs. Many of the projects began in late September/early October 1996 and continued through year end. General and administrative expenses, as well as other operational expenses, increased due to the Company's increased focus on privatization activities in countries that are currently in the process of opening their markets to western investors. Involvement in privatization activities generally involves much time and patience as the investments begin to come to fruition. Prior experience in the privatization process is one of the Company's more important assets.

     The costs associated with the Company's involvement in privatization activities, its pursuit of corporate finance opportunities, the unexpected downturn of the economy of the Czech Republic and the effect this downturn has had on the Company's operations and the costs associated with the acquisition of Eastbrokers Vienna are the primary factors contributing to the negative operating cash flows experienced in 1997. The Company anticipates that preliminary work performed related to corporate finance activities will begin generating operating cash flows in the fourth quarter of fiscal 1998 and its efforts in the various privatization activities will begin generating operating cash flows near the beginning of the Company's next fiscal year. However, there is no guarantee that such operating cash flows will materialize by the anticipated dates or whether they will be sufficient to offset other operating expenses.


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


     As a broker/dealer in securities, the Company will periodically acquire positions in securities on behalf of its clients. As disclosed in "Note 3 Financial Instruments", the Company has title to various financial instruments in the countries in which it operates. Certain of these investments may be characterized as relatively illiquid and potentially subject to rapid fluctuations in liquidity. Those securities are classified as "available for sale securities". As of March 31, 1997, the Company's material concentration in the securities portfolio is limited to its investment in Vodni Stavby Praha a.s., a security traded on the Prague Stock Exchange Main Market (Czech
Republic). As of March 31, 1997, the market value of the Company's ownership interest in this security was approximately $1,750,000. At the present time, the securities market in the Czech Republic is under extreme pressure to initiate reforms to protect the interests of the minority shareholders. These pressures are depressing the market and it is possible that the Company will see a further devaluation in this investment. All other securities are relatively liquid and the carrying value approximates the market value as of the balance sheet date. The Company does not have any material concentrations or commitments to high-yield issuers as of the balance sheet date.



     The Company recognizes it has concentrated a significant amount of its assets as advances to its affiliates and investments in affiliates. At the present time, the bulk of these loans have been related to privatization activities which were discussed earlier. Since the Company's affiliates are generally accounted for as equity investments, these advances do not eliminate on consolidation. Receivables from affiliated companies and other receivables are due on demand. The Company expects to collect these receivables within the next 12 months. There are no material receivables from affiliated companies or other receivables that have been outstanding for more than one year. For the year ended March 31, 1997, the Company has investments in affiliated companies of $7,064,064 and receivables from affiliated companies of $1,511,917. The concentration of investments in affiliates by country are as follows: Austria -- $6,547,821, Bulgaria -- $332,584, Slovenia -- $114,529, Others -- $69,130. The
concentration of receivables from affiliates by country are as follows: Austria -- $675,456, Bulgaria -- $536,587, Slovenia -- $150,994, Czech Republic --
$72,994, Others -- $75,886. For the year ended March 31, 1997, the Company has listed cash investments in it affiliates of $3,619,137 in the statement of cash flows. The cash investments noted in the statements of cash flows consist of direct investments in affiliates and the advances to affiliates. These cash investments in each affiliate for the year ended March 31, 1997 were as follows:
WMP Borsenmakler AG (Austria) -- $2,455,880, Bulgaria -- $894,513, Slovenia -- $150,994, Czech Republic -- $72,994, and Others -- $44,756. As noted elsewhere in this Form 10-KSB, Eastbrokers Vienna owns 49 percent of WMP Borsenmakler AG. During the year ended March 31, 1997, Eastbrokers Vienna participated in a capital increase in WMP in which it acquired additional shares sufficient to maintain its proportionate ownership percentage.

     The operating activities of the Eastbrokers Vienna are impacted by many different factors. Some of the more important factors are security market conditions, level and volatility of interest rates, competitive conditions, economic and political conditions, inflation, availability of short-term or long-term funding and capital, and the volume of securities transactions done by the firm. These factors will be addressed on a country by country basis where significant Eastbrokers Vienna's operations are located.

     Austria. On July 1, 1996, the Vienna Stock Exchange ("VSE") introduced an electronic trading system to its continuous trading section which has significantly reduced the overall volume of institutional trades through independent brokers. Until that point in time, independent brokers such as WMP handled many of these types of trades. This change accounted for an approximately 25 percent decline in WMP's 1996 revenues. In response to this change by the VSE, WMP has applied for an expanded banking license which would allow it to hold customer accounts and perform other banking functions and develop new revenue streams. In addition, WMP has become a member of the European Association of Securities Dealers ("EASD") and is expected to begin market making activities on the EASDAQ within the next 12 months. Interest rates remained relatively stable from 1995 to 1996 with an overall drop of approximately 0.5 percent with rates between 4.75 and
5.25 percent. There were no significant changes in the overall competitive conditions between brokerage companies except for the introductions of the electronic trading system to the continuous trading section of the VSE. The overall economic and political situation in Austria is relatively stable and the government has worked diligently to reduce budgetary pressures through cost cutting measures. These cost cutting measures appear to have been positively received by the market. Inflation is stable at approximately 2 percent per annum for 1995 and 1996. There has been no significant change in the availability or cost of capital in Austria. The total volume of transactions handled by the Austrian offices increased in 1996 but the average profit per transaction decreased in 1996 as compared with 1995. There are no significant restrictions on transfers of funds to the parent company.

     Czech Republic. Between 1995 and 1996, the second wave of the mass privatization was ending and the "third wave" was beginning. During this time, foreign competitors began entering the brokerage and investment banking industry. In the fourth quarter of 1996, the Czech stock markets began showing signs of instability and the overall market began a steep decline. The market dropped because of the outflows of foreign capital due to profit taking and institutional investors adjusting their portfolios to focus on other, more regulated Eastern European markets. In addition, the Czech Republic has been criticized for not establishing proper securities regulations. In response to these criticisms, the Czech government recently adopted new securities legislation and is in the process of establishing a Securities Commission based upon the model provided by the U.S. Securities and Exchange Commission. Two of the major goals of this legislation are to increase the transparency of the market and to afford minority shareholders greater protection. Interest rates have been relatively stable between 1995 and 1996 at approximately 13 percent on an annualized basis. The overall economic and political situation in the Czech Republic has undergone serious turmoil which has reduced the confidence of foreign investors in the market. Additionally, foreign investors appear to be moving into the Hungary and Poland where the markets appear to be more transparent and have greater protection for the minority investors. Inflation rates were relatively stable between 1995 and 1996 holding at approximately 8 percent per annum. There has been no significant change in the availability or cost of capital in the Czech Republic, although there does appear to be some pressure for interest rates to increase. The result of the decline in the overall market conditions has negatively affected the Czech brokerage industry, including the Company's Czech operations. The total volume of securities transactions in the Czech Republic has decreased substantially along with an overall reduction in average profit per transaction due to increased competition. This has caused a decrease in revenue in the Company's Prague operations and a net operating loss from this unit. In response to the unexpected downturn in the Czech Republic, the Company has downsized its operations in the Czech Republic and is concentrating on marketing to the contrarian investor and developing corporate finance product. There are no significant restrictions on transfers of funds to the parent company.

     Hungary. The Budapest Stock Exchange ("BSE") became the emerging stock exchange for the year in 1996 thanks to overall market gains of over 170 percent for the year. Technology and regulations also continued to improve which contributed to the overall market gains. In 1995, interest rates in Hungary reached a high of 35-40 percent as inflation reached a high of 33 percent. In response to the high inflation and interest rates, Hungary initiated a new fiscal policy which included economic austerity measures and creating a crawling peg basket for the currency which tied the Hungarian Forint to leading currencies. The effect of these measures stabilized the currency, interest rates and overall inflation which served to generate increased investor interest in Hungary. By the end of 1996, interest rates and inflation stabilized at levels of 20-22 percent and 19 percent, respectively. The market continued its strong performance of 1996 into the first quarter of 1997. Accompanying the stock market rally, a number of leading international investment banks including ABN Amro, ING Barings, Merrill Lynch, Morgan Stanley, and Salomon Brothers opened operations in Budapest and became member of BSE. Despite this influx of major competition, the Hungarian office maintained its client base and doubled its overall turnover. In response to this increased competition, the Hungarian office has expanded the services offered to clients. The overall economic and political situation appears to be relatively stable and continues to improve. This is evident from the level of investor confidence and the interest by major international investment banks. There has been no significant change in the
availability   or  cost  of  capital  to  the  other  than  the  interest   rate
fluctuations. The total volume of transactions increased dramatically in 1996 with an overall reduction in the average profit per transaction. There are no significant restrictions on transfers of funds to the parent company.

     Poland. The Warsaw Stock Exchange ("WSE") is a highly regulated market following the French model. The transparency of this market and the protection afforded minority shareholders has generated both customer confidence and foreign investor interest. In 1996, the main market index rose nearly 90 percent while the index of the twenty most capitalized firms increased 82 percent. Interest rates are relatively stable and moving downward at a slow and manageable pace. The brokerage industry in Poland is highly competitive due to restrictions on commissions and allowable spreads on securities transactions. As a result, many brokerage companies have merged or have been acquired by well-financed competitors. The overall political and economic situation in Poland is currently very stable although there is some concern over the elections in 1997 and that they may delay some market reforms. Currently the country in a period of economic stability with interest rates and inflation heading lower and the currency appears to be stabilizing against the major currencies. For 1996, inflation was approximately 18 percent, a drop of approximately 3 percent from 1995 levels but still higher than in many transition economies. The total volume of transactions has continued to increase with an overall reduction in the average profit per transaction due to increased competition. There are restrictions on transfers of funds to the parent company. In certain instances, such transfers may need the permission of the national bank.

     Slovak Republic. Due to the unstable political and economic situation in the Slovak Republic, investor interest remains very low when compared to other countries in the region. The overall trading volume in the market is very low and the shares that are listed are perceived to be fairly illiquid in part due to the dominance of direct trades. Inflation appeared to be heading lower in 1996 and interest rates followed. In the first quarter of 1997, inflation appeared to be on the rise again which moved the national bank to raise interest rates and restrict the money supply. Due to the restrictive monetary policy being followed by the government, credit is generally not available or comes with a very high interest rate. There are no significant restrictions on transfers of funds to the parent company.


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


     The U.S. dollar and its unexpected strength coupled with the unexpected weakness of the European currencies (including the German Deutchmarke) have negatively impacted the Company's overall earnings as well as the cumulative translation adjustment. The primary functional currencies affecting the Company are as follows: U.S. Dollar, Austrian Schilling, Czech Koruna, Hungarian Forint, Slovak Koruna and the Polish Zloty. For the year ended March 31, 1997, the Company reported a foreign currency translation adjustment in its statement of cash flows of approximately $1.3 million. The effect of the exchange rate changes on a country by country basis are approximately as follows: Czech Republic -- $600,000, Austria -- $400,000, Hungary -- $210,000, Poland --
$120,000.


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


Effects of Inflation

     The Company maintains operations in several economies that are considered inflationary. To the extent that inflation results in rising interest rates and devaluation of the local currencies in relation to the U.S. dollar have other adverse affects on the securities markets and on the value of securities held in inventory, it may affect the Company's financial position and results of operations. The inflation rates in the countries where Eastbrokers Vienna has significant operations for 1996 are as follows: Austria - 2 percent, Czech Republic - 8 percent, Hungary - 19 percent, Poland - 18 percent, and Slovak Republic - 5 percent.

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

                                                         December 31,          March 31,           March 31,
                                                             1995                1996                1997
                                                        --------------      --------------      --------------
       Balance Sheet Data
       Assets                                           $ 26,242,561        $ 26,251,364        $ 32,014,929
       Liabilities                                         2,300,136           2,208,481          12,613,492
       Minority interest in consolidated subsidiaries      9,353,228           9,353,228           1,549,386
       Stockholders' equity                               14,589,197          14,689,655          17,852,051

     Statement of Operations Data
                                                         December 31,          March 31,           March 31,
                                                             1995                1996                1997
                                                        --------------      --------------      --------------
     Revenues
       Principal transactions, net                      $    637,417        $    327,104        $  1,872,767
       Commissions, underwritings & fees                     --                  --                1,588,726
       Interest, dividends & other revenues                  227,119              72,114           2,486,785
       Equity in earnings of unconsolidated affiliates        87,072             --                 (396,209)
                                                        --------------      --------------      --------------
                                                             951,608             399,218           5,552,069
                                                        --------------      --------------      --------------
     Expenses
       Compensation and benefits                             342,904             106,583           1,712,308
       Commissions                                           --                  --                  469,111
       Professional and consulting fees                      --                  --                  867,302
       General and administrative                            229,906             133,929             642,897
       Other operating costs                                 310,248              58,248           1,801,005
                                                        --------------      --------------      --------------
                                                             883,058             298,760           5,492,623
                                                        --------------      --------------      --------------
       Net income from continuing operations
         before income taxes and minority interest            68,550             100,458              59,446
       Provision for income taxes                              5,484             --                  249,911
       Minority interest in earnings of subsidiaries         --                  --                  105,416
                                                        --------------      --------------      --------------
       Income (loss) from continuing operations               74,034             100,458             414,773
       Discontinued operations                               181,764             --               (1,281,184)
                                                        --------------      --------------      --------------
       Net income (loss)                                $    255,798        $    100,458        $   (866,411)
                                                        ==============      ==============      ==============


Item  7. Financial Statements

         Historical Financial Statements
           Independent Auditor's Report...........................................................  25
           Consolidated Statements of Financial Condition.........................................  26
           Consolidated Statements of Operations
             Year Ended December 31, 1995, Transition Period Ended March 31, 1996,
                and Year Ended March 31, 1997.....................................................  27
           Consolidated Statements of Changes in Stockholders' Equity.............................  28
           Consolidated Statements of Cash Flows..................................................  29
           Notes to Consolidated Financial Statements.............................................  31




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






                                   /s/ Pannell Kerr Forster PC






June 23, 1997

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                 Consolidated Statements of Financial Condition

                                                                          December 31,          March 31,           March 31,
                                                                              1995                1996                1997
                                                                       ----------------    ----------------    -----------------


ASSETS
    Cash and cash equivalents                                          $     2,316,991     $     5,190,586     $      6,867,624
    Cash and securities segregated for regulatory
        purposes or deposited with clearing organizations                           -                   -               119,274
    Securities purchased under agreements to resell                                 -                   -               408,865
    Receivables
        Customers                                                              325,942             325,942            1,904,112
        Broker dealers and other                                                    -                   -               572,399
        Affiliated companies                                                        -                   -             1,511,917
        Other                                                                1,225,500                  -             2,043,306
    Securities owned, at value
        Equities and other                                                          -                   -             4,253,164
    Buildings, furniture and equipment, at cost (net of
        accumulated depreciation and amortization of
        $604,374, $604,374 and $840,217, respectively)                      18,560,155          18,565,670              926,565
    Deferred taxes                                                              82,565              82,565              289,938
    Available for sale securities                                            3,258,413           1,677,623            2,378,054
    Investments in affiliated companies                                             -                   -             7,064,064
    Goodwill                                                                        -                   -             2,453,454
    Other assets and deferred amounts                                          472,995             408,978            1,222,193
                                                                       ----------------    ----------------    -----------------


           Total Assets                                                $    26,242,561     $    26,251,364     $     32,014,929
                                                                       ================    ================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings
        Lines of credit                                                $            -      $            -      $      1,602,182
        Affiliated companies                                                        -                   -             1,480,700
    Securities sold under agreements to repurchase                                  -                   -             1,200,793
    Bonds payable                                                                   -                   -             2,307,500
    Payables
        Customers                                                                   -                   -             1,051,810
        Broker dealers and other                                                    -                   -               960,226
    Accounts payable and accrued expenses                                      200,478             182,049            1,573,104
    Other liabilities and deferred amounts                                          -                   -             1,502,803
                                                                       ----------------    ----------------    -----------------

                                                                               200,478             182,049           11,679,118

    Long-term borrowings                                                     2,099,658           2,026,432              934,374
                                                                       ----------------    ----------------    -----------------

           Total liabilities                                                 2,300,136           2,208,481           12,613,492
                                                                       ----------------    ----------------    -----------------

    Minority interest in consolidated subsidiaries                           9,353,228           9,353,228            1,549,386
                                                                       ----------------    ----------------    -----------------

    Stockholders' equity
        Common stock; $.05 par value;  10,000,000 shares authorized;  1,781,000,
           1,781,000,  and  2,923,000  shares  issued  and  and  outstanding  at
           December 31, 1995, March 31, 1996 and
           March 31, 1997, respectively                                         89,050              89,050              146,150
        Paid-in capital                                                     13,693,733          13,693,733           19,314,883
        Retained earnings (accumulated deficit)                                248,324             348,782             (517,629)
        Treasury stock, at cost                                                     -                   -              (213,750)
        Unrealized loss on available for sale investments                           -                   -              (246,794)
        Cumulative translation adjustments                                     558,090             558,090             (630,809)
                                                                       ----------------    ----------------    -----------------

           Total stockholders' equity                                       14,589,197          14,689,655           17,852,051
                                                                       ----------------    ----------------    -----------------

           Total Liabilities and Stockholders' Equity                  $    26,242,561     $    26,251,364     $     32,014,929
                                                                       ================    ================    =================


                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Operations

                                                                                            For the
                                                                        For the           Transition              For the
                                                                      Year Ended         Period Ended            Year Ended
                                                                     December 31,           March 31,             March 31,
                                                                         1995                 1996                   1997
                                                                 ------------------    ------------------    -------------------


Revenues
    Commissions                                                  $             -        $            -        $        439,531
    Underwritings                                                              -                     -                 343,998
    Fees                                                                       -                     -                 805,197
    Interest and dividends                                                     -                     -                 557,188
    Principal transactions, net
       Trading                                                                 -                     -               1,886,478
       Investment                                                         637,417               327,104              1,872,767
    Other                                                                 227,119                72,114                312,725
    Equity in earnings (losses) of unconsolidated affiliates               87,072                    -                (396,209)
                                                                 ------------------    ------------------    -------------------

           Total revenues                                                 951,608               399,218              5,821,675
                                                                 ------------------    ------------------    -------------------


Costs and expenses
    Compensation and benefits                                             342,904               106,583              1,712,308
    Commissions                                                                -                     -                 469,111
    Interest                                                              148,677                45,595                236,235
    Occupancy                                                                  -                     -                 333,096
    Office supplies and expenses                                               -                     -                 240,448
    Communications                                                             -                     -                 177,473
    Advertising                                                                -                     -                 163,159
    Professional fees                                                          -                     -                 123,905
    Consulting fees                                                            -                     -                 743,397
    Travel                                                                     -                     -                 209,977
    General and administrative                                            229,906               133,929                642,897
    Depreciation and amortization                                              -                     -                 274,573
    Loss on foreign currency transactions                                 161,571                12,653                166,044
                                                                 ------------------    ------------------    -------------------

           Total costs and expenses                                       883,058               298,760              5,492,623
                                                                 ------------------    ------------------    -------------------


Income from continuing operations
    before provision for income taxes and
    minority interest in earnings of subsidiaries                          68,550               100,458                329,052

Income tax benefit (expense)                                                5,484                    -                 (19,695)
Minority interest in earnings of subsidiaries                                  -                     -                 105,416
                                                                 ------------------    ------------------    -------------------


Income from continuing operations                                          74,034               100,458                414,773

Discontinued operations
    Income from discontinued  operations (net of income taxes of $75,867 for the year ended December 31, 1995 and
      $0 for the year ended March 31, 1997)                               181,764                    -                  41,899

    Loss on sale of discontinued operations                                    -                     -              (1,323,083)
                                                                 ------------------    ------------------    -------------------

Net income (loss)                                                $        255,798      $        100,458      $        (866,411)
                                                                 ==================    ==================    ===================


Weighted average number of shares outstanding                           1,781,000             1,781,000              2,497,137
                                                                 ==================    ==================    ===================



Income from continuing operations per share                      $           0.04      $           0.06      $            0.17
                                                                 ==================    ==================    ===================


Net income (loss) per share                                      $           0.14      $           0.06      $           (0.35)
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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

           Consolidated Statements of Changes in Stockholders' Equity

For the Year Ended December 31, 1995, the Transition Period Ended March 31, 1996
                        and the Year Ended March 31, 1997

                                                                                                 Unrealized
                                                                             Retained               Loss
                                             Common Stock                    Earnings             Available   Cumulative
                                       -----------------------   Paid-in   (Accumulated Treasury  For Sale   Translation
                                          Shares    Par value    Capital     Deficit)     Stock  Investments  Adjustment    Total
                                       ----------- ----------- ----------- ------------ --------- ---------- ----------- -----------

Balances, December 31, 1994               865,083  $ 43,254   $ 2,034,193  $  (7,474)  $     -   $(111,083)  $ 310,905  $2,269,795

    Redemption of stock, January 1995    (200,083)  (10,004)     (239,996)        -          -          -          -      (250,000)

    Redemption of initial warrants             -         -       (200,000)        -          -          -          -      (200,000)

    Stock issued to bridge lenders        250,000    12,500       (12,500)        -          -          -          -            -

    Recovery of unrealized losses              -         -             -          -          -     111,083         -       111,083

    Proceeds of secondary offering, net   866,000    43,300    12,112,036         -          -          -          -    12,155,336

    Net income                                 -         -             -     255,798         -          -          -       255,798

    Cumulative translation adjustment          -         -             -          -          -          -     247,185      247,185
                                       ----------- ---------  ------------ ---------- ---------- ---------- ---------- -----------
Balances, December 31, 1995             1,781,000    89,050    13,693,733    248,324         -          -     558,090   14,589,197

    Net income, transition period              -         -             -     100,458         -          -          -       100,458
                                       ----------- ---------  ------------ ---------- ---------- ---------- ---------- -----------
Balances, March 31, 1996                1,781,000    89,050    13,693,733    348,782         -          -     558,090   14,689,197

    Issuance of common stock in
       Eastbrokers AG acquisition       1,080,000    54,000     5,346,000         -          -          -          -     5,400,000

    Issuance of common stock in
       Eastbrokers NA acquisition          25,000     1,250        98,750         -          -          -          -       100,000

    Issuance of common stock
       in compensation for services        37,000     1,850       176,400         -          -          -          -       178,250

    Acquisition of treasury stock              -         -             -          -    (213,750)        -          -      (213,750)

    Net unrealized loss on investments         -         -             -          -          -          -          -      (246,794)

    Net income                                 -         -             -    (866,411)        -          -          -      (866,411)

    Cumulative translation adjustment          -         -             -          -          -          -  (1,188,899)  (1,188,899)
                                       ----------- --------- ------------- ---------- ---------- ---------- ---------- -----------
Balances at March 31, 1996              2,923,000  $146,150   $19,314,883  $(517,629) $(213,750) $(246,794) $(630,809) $17,852,051
                                       =========== ========= ============= ========== ========== ========== ========== ===========


                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                                                                                     For the
                                                                                 For the            Transition         For the
                                                                                Year Ended         Period Ended       Year Ended
                                                                                December 31,         March 31,         March 31,
                                                                                   1995                1996              1997
                                                                            -----------------  -----------------  -----------------

Cash flows from operating activities
    Net income (loss)                                                       $       255,798    $       100,458    $      (866,411)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Minority interest in earnings of subsidiaries                             180,315                 -            (105,416)
          Gain on the sale of investments                                          (706,869)          (327,104)          (884,530)
          Loss on sale of discontinued operations                                        -                  -           1,323,083
          Depreciation and amortization                                             420,795                 -             274,573
          Deferred taxes                                                             69,117                 -             (69,377)
          Equity in (earnings) loss of unconsolidated affiliates                    (87,072)                -             396,209

       Changes in operating assets and liabilities
          Cash and securities segregated for regulatory purposes
             or deposited with regulatory agencies                                       -                  -             (85,696)
          Securities purchased under agreements to resell                                -                  -           6,278,371
          Receivables
             Customers                                                              129,713                 -           1,093,680
             Brokers, dealers and others                                                 -                  -             202,244
             Other                                                                       -                  -             745,297
          Securities owned, at value                                                     -                  -          (3,285,493)
          Other assets                                                             (191,624)            64,017           (214,931)
          Payables
             Customers                                                                   -                  -          (8,529,846)
             Brokers, dealers and others                                                 -                  -              77,726
          Accounts payable and accrued expenses                                     (19,109)           (18,429)         1,374,879
                                                                            -----------------  -----------------  -----------------

Net cash provided by (used in) operating activities                                  51,064           (181,058)        (2,275,638)
                                                                            -----------------  -----------------  -----------------
Cash flows from investing activities
    Net proceeds from (payments for)
       Acquisition of net assets of Eastbrokers
          Beteiligungs AG, net of cash acquired                                          -                  -          (1,389,577)
       Investments in affiliates                                                 (6,467,388)                -          (3,619,137)
       Proceeds from the disposition of affiliate                                 2,662,609          3,099,403                 -
       Available for sale securities                                              1,045,279                 -           6,277,191
       Furniture and equipment                                                     (302,908)            (5,515)          (503,336)
                                                                            -----------------  -----------------  -----------------

Net cash provided by (used in) investing activities                              (3,062,408)         3,093,888            765,141
                                                                            -----------------  -----------------  -----------------
Cash flows from financing activities
    Net proceeds from (payments for)
       Net proceeds from public offering                                         12,155,336                 -                  -
       Capital contributions by minority interests                                1,056,295                 -             304,166
       Common stock and warrants reacquired                                        (450,000)                -                  -
       Short-term borrowings                                                             -                  -             568,303
       Securities sold under agreements to repurchase                                    -                  -           1,200,793
       Other long-term debt                                                      (6,755,685)                -                  -
       Repurchase of common stock                                                        -                  -            (213,750)
                                                                            -----------------  -----------------  -----------------


Net cash provided by (used in) financing activities                               6,005,946                 -           1,859,512
                                                                            -----------------  -----------------  -----------------

Foreign currency translation adjustment                                            (889,875)           (39,235)         1,328,023
                                                                            -----------------  -----------------  -----------------


Increase (decrease) in cash and cash equivalents                                  2,104,727          2,873,595          1,677,038

Cash and cash equivalents, beginning of period                                      212,264          2,316,991          5,190,586
                                                                            -----------------  -----------------  -----------------

Cash and cash equivalents, end of period                                    $     2,316,991    $     5,190,586    $     6,867,624
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

     Eastbrokers Vienna completed the acquisition of its subsidiary, Eastbrokers Warsaw, in September 1996. This acquisition has been accounted for under the purchase method of accounting. The fair value of the net assets acquired under this transaction approximated $1,169,000 as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired by Eastbrokers Vienna approximated $231,000 which has been recorded as goodwill and is being amortized over 25 years on a straight-line basis.


     In September 1996, Eastbrokers Vienna acquired additional shares of Eastbrokers Wertpapiervermittlungs-gesellschaft mbH ("Eastbrokers GmbH") and Eastbrokers Slovakia a.s. from two related parties (see Note 12). These acquisitions have been accounted for under the purchase method of accounting. The fair value of the net assets acquired under this transaction approximated $46,000 as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired by Eastbrokers Vienna approximated $438,000 which has been recorded as goodwill and is being amortized over 25 years on a straight-line basis.


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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997


5.   Business Acquisitions (continued)


         Pro forma Results of Operations

     The following summarized, unaudited, pro forma results of operations for the years ended December 31, 1995 and March 31, 1997 assumes the above listed acquisitions occurred at the beginning of the respective periods. The effects of discontinued operations have been excluded from these computations. There was no effect for the transition period ended March 31, 1996.
                                                Year Ended        Year Ended
                                            December 31, 1995   March 31, 1997
                                            -----------------  ----------------
     Revenues from continuing operations         $ 7,193,061      $8,639,986
     Net income from continuing operations           891,859          77,167
     Net income per share from continuing operations    0.31            0.03


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


     The summarized financial information for WMP reflects earnings for the twelve month period ended December 31, 1996. During the period from August 1, 1996 through December 31, 1996, WMP experienced losses from operations of approximately $510,000. The Company's proportionate share of these losses was approximately $250,000 USD.

                      EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997

6.   Investments in Affiliated Companies (continued)

          Investments in Other Unconsolidated Affiliates

     The Company also has other investments in unconsolidated affiliates through Eastbrokers Vienna. These affiliates are accounted for using the equity method of accounting. These investments are predominantly start-up operations. At December 31, 1996, these unconsolidated affiliate investments included the following offices: Zagreb, Croatia; Ljubljana, Slovenia; Almaty, Kazakhstan; Moscow, Russia; Sofia, Bulgaria; Slovakia Industries; and NIF TRUD Investment Fund. The combined carrying amount of these investments was $516,243. Losses from these operations totaled approximately $145,000 USD in the period from August 1, 1996 through December 31, 1996.

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

8.   Long-Term Borrowings

     Long-term borrowings consist of the following:

                                                             December 31,       March 31,         March 31,
                                                                1995              1996              1997
                                                            -------------     -------------     ------------

     Note payable to a finance company, requiring semi-annual interest payments of 9.00

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997


8.    Long-Term Borrowings (continued)


                                                             December 31,       March 31,         March 31,
                                                                1995              1996              1997
                                                            -------------     -------------     ------------
     percent, principal due at maturity on September
       30, 1997, secured by 73,200 shares of Fortuna
       Hotel, a.s. common stock                            $ 2,099,658       $  2,026,432        $    --

     Note   payable  to  a  financial   institution
       requiring    quarterly   interest   payments
       computed  at  6.50  percent  on  a  360  day
       year,  collateralized  by 157,061  shares of
       WMP     Borsenmakler     Aktiengesellschaft,
       principal     of     10,000,000     Austrian
       Schillings and accrued  interest  payable in
       full at November 30, 2001                                    --               --            934,374
                                                            ------------      ------------      ------------
                                                            $ 2,099,658       $ 2,026,432        $ 934,374
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

     In connection with its secondary offering in June 1995, the Company issued 5,505000 Class A Warrants and 1,250,000 Class B Warrants. Both Classes of Warrants expire in June 2000.

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

     In September 1996, Mr. Schmid received from Eastbrokers Beteiligungs AG 3,511,422 Austrian Schillings (approximately $340,000 USD) for his 49.95
     percent          ownership          interest         in         Eastbrokers
     Wertpapiervermittlungs-gesellschaft mbH ("Eastbrokers GmbH"), an Austrian Securities Brokerage Company with limited liability. The nominal value of these shares was 500,000 Austrian Schillings. Mr. Schmid, Chairman, President, Chief Executive Officer, and Director of the Company, is also a Director of Eastbrokers GmbH. Eastbrokers GmbH holds the ownership interest for Eastbrokers Prague.

     In September 1996, Mr. Schmid received 376,275 Austrian Schillings (approximately $36,500 USD) for his 5.60 percent ownership interest in Easbrokers Slovakia a.s., Bratislava ("Eastbrokers Slovakia"). Eastbrokers Slovakia is the Company's subsidiary operating in the Slovak Republic. The nominal value of these shares was 280,000 Slovak Koruna.

     In September 1996, Mr. de Roode received 1,110,250 Austrian Schillings (approximately $107,500 USD) for his 24.40 percent ownership interest in Easbrokers Slovakia a.s., Bratislava ("Eastbrokers Slovakia"). Eastbrokers Slovakia is the Company's subsidiary operating in the Slovak Republic. The nominal value of these shares was 1,220,000 Slovak Koruna. Mr. de Roode was Chief Executive Officer, Chief Operating Officer and Director of the Company and was also a Director of Eastbrokers Slovakia at the date of this transaction.

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

     The provision for (benefit from) income taxes is summarized as follows:

                                                                              Three Month
                                                                              Transition
                                                          Year Ended         Period Ended         Year Ended
                                                         December 31,          March 31,           March 31,
                                                             1995                1996                1997
                                                        --------------      --------------      --------------

     Current
       Federal                                          $     --            $    --             $    --
       State                                                  --                 --                  --
       Foreign                                                --                 --                   89,072
                                                        --------------      --------------      --------------
           Total from continuing operations                   --                 --                   89,072

     Deferred
       Federal                                                 19,304            --                  --
       State                                                    4,274            --                  --
       Foreign                                                 46,805            --                  (69,377)
                                                        --------------      --------------      --------------
           Total from continuing operations                    70,383            --                  (69,377)
                                                        --------------      --------------      --------------
                                                        $      70,383       $    --             $     19,695
                                                        ==============      ==============      ==============

     The following is a reconciliation of income tax expense (benefit) at the Federal statutory rates with income taxes recorded by the Company.

                                                                              Three Month
                                                                              Transition
                                                          Year Ended         Period Ended         Year Ended
                                                         December 31,          March 31,           March 31,
                                                             1995                1996                1997
                                                        --------------      --------------      --------------

       Income taxes at Federal statutory rate           $     172,209       $    --             $    111,878
       State income taxes net of Federal tax benefit           23,400            --                   15,202
       Change in valuation allowance                          (93,217)           --                  697,301
       Discontinued operations                                --                 --                 (510,975)

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997


13.  Income Taxes (continued)

                                                                              Three Month
                                                                              Transition
                                                          Year Ended         Period Ended         Year Ended
                                                         December 31,          March 31,           March 31,
                                                             1995                1996                1997
                                                        --------------      --------------      --------------

       Actual statutory income tax rates less than
           effective domestic income tax rate                  --                --                  (71,471)
       Non-taxable income under foreign regulations
           Slovak Republic                                     --                --                 (191,515)
       Other                                                  (32,009)           --                    1,926
                                                        --------------      --------------      --------------
                                                        $      70,383       $    --             $     19,695
                                                        ==============      ==============      ==============

     Temporary differences which give rise to deferred tax assets are as follows:

                                                                              Three Month
                                                                              Transition
                                                          Year Ended         Period Ended         Year Ended
                                                         December 31,          March 31,           March 31,
                                                             1995                1996                1997
                                                        -------------       --------------      --------------

       Depreciation and amortization                    $    (141,747)      $    --             $      6,020
       Basis difference on building                           123,110            --                  --
       Basis difference on marketable securities              --                 --                 (133,385)
       Other                                                  --                 --                  (11,425)
       Net operating losses available for carryforward        101,202            --                  938,033
                                                        -------------       --------------      --------------
                                                               82,565            --                  799,243
           Valuation allowance                                --                 --                 (697,301)
                                                        -------------       --------------      --------------
                                                               82,565            --                  101,942
       Eastbrokers AG deferred taxes acquired                 --                 --                  187,996
                                                        -------------       --------------      --------------
                                                        $      82,565       $    --             $    289,938
                                                        =============       ==============      ==============

     The foreign effective tax rates utilized for purposes of computing income taxes are not substantially different from the combined effective domestic rates utilized for computing domestic taxes except for Hungary where the effective statutory rate is approximately 25 percent. The temporary differences giving rise to the deferred tax asset are primarily net operating loss carryforwards.


     The foreign net operating loss carryforwards are primarily in Austria and are approximately 11,500,000 Austrian Schillings (approximately $1,060,000
     USD). These net operating losses are available for carryforward indefinitely. The Company has not established a valuation allowance for the Austrian net operating losses due to a history of profitable operations in 1993, 1994, and 1995. The Company also expects its Austrian operations to return to profitability in the fiscal year ending March 31, 1999. Further, the Austrian net operating losses are available for carryforward indefinitely. Accordingly, the Company believes it is more likely than not that these benefits will be realized in the future. The non-taxable income under foreign regulations in the Slovak Republic is capital gain distribution income to the owners of record and is related to Slovak privatization activities in which Eastbrokers Vienna was actively involved. This income was received in the fourth quarter. Distributions of this nature are non-taxable under Slovak

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                        For the Year Ended March 31, 1997


13.  Income Taxes (continued)

     Republic regulations. The domestic net operating loss carryforwards are approximately $1,800,000 and will expire, if unused, in varying amounts through the year 2012. The deferred tax asset related to discontinued operations was computed at the effective domestic statutory rates and has been fully reserved.



14.  Segment Information

     Segment information is as follows for the year ended March 31, 1997:

                                                           Share of
                                                          (Loss) of
                                                        Unconsolidated       Identifiable          Net Income
                                       Revenues            Entities             Assets               (Loss)
                                    ---------------    ----------------    ---------------     ----------------

         Austria                    $    1,514,097     $      (396,209)       $13,075,950        $     217,388
         Czech Republic                    656,079               --             2,202,134             (130,214)
         Hungary                           387,519               --             2,117,066               56,166
         Poland                            921,856               --             2,341,507              (20,705)
         Slovak Republic                   854,733               --             3,071,805              596,560
         United States                   1,161,940               --             9,136,486           (1,606,814)
         Other                              55,845               --                69,981               21,208
                                    ---------------    ----------------    ---------------     ----------------

                Total               $    5,552,069     $      (396,209)       $32,014,929        $    (866,411)
                                    ---------------    ----------------    ---------------     ----------------

     For the year ended December 31, 1995 and the transition period ended March 31, 1996, substantially all of the Company's revenues and expenses were generated through the Company's sole operating entity. Accordingly, no segment information has been provided for these periods.


15.  Discontinued Operations

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

16.  Recent Accounting Pronouncements

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

              1.       See Index to Exhibits on pages 56-57.  (a)



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


By              /s/ Peter Schmid *                           October 16, 1997
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



                /s/ Peter Schmid *                           October 16, 1997
----------------------------------------------             ---------------------
                    Peter Schmid                                   Date
Chairman, President, Chief Executive Officer, and Director



            /s/ Martin A. Sumichrast                         October 16, 1997
----------------------------------------------             ---------------------
              Martin A. Sumichrast                                 Date
Vice Chairman of the Board, Secretary, and Director



               /s/ Kevin D. McNeil                           October 16, 1997
----------------------------------------------             ---------------------
                  Kevin D. McNeil                                  Date
Vice President, Treasurer, and Chief Financial Officer
    (Principal Financial and Accounting Officer)



            /s/ Michael Sumichrast  *                        October 16, 1997
----------------------------------------------             ---------------------
              Michael Sumichrast, PhD                              Date
                     Director



              /s/ Wolfgang Kossner *                         October 16, 1997
----------------------------------------------             ---------------------
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




-------------------------
(a)  As previously filed.