Form 10QSB/A
period 1997-06-30
EASTBROKERS INTERNATIONAL INC
filed 1997-10-16
CIK 899627

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

                     EASTBROKERS INTERNATIONAL INCORPORATED

                                                                            Page
PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
       Historical Financial Statements
           Consolidated Statements of Financial Condition .................   2
           Consolidated Statements of Operations
              Quarter Ended December 31, 1996 .............................   3
              Nine Months Ended December 31, 1996 .........................   3
           Consolidated Statements of Cash Flows ..........................   4
           Notes to Consolidated Financial Statements .....................   6
    Item 2. Management's Discussion and Analysis or Plan of Operation .....  12

PART II -- OTHER INFORMATION
    Item 2. Changes in Securities..........................................  17
    Item 5. Other Information..............................................  17
    Item 6. Exhibits and Reports on Form 8-K ..............................  17
    Signature .............................................................  18


                        PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                 Consolidated Statements of Financial Condition

                                                                                                       June 30,
                                                                                          ------------------------------------
                                                                                                1996                1997
                                                                                          ----------------    ----------------
                                                                                                      (Unaudited)

ASSETS
    Cash and cash equivalents                                                             $     5,027,968     $     5,866,770
    Cash and securities segregated for regulatory
        purposes or deposited with clearing organizations                                               -             434,597
    Securities purchased under agreements to resell                                                     -           1,399,147
    Receivables
        Customers                                                                                                   3,612,495
        Broker dealers and other                                                                        -           1,396,304
        Affiliated companies                                                                    1,500,000           1,648,608
        Other                                                                                           -           3,285,194
    Securities owned, at value
        Equities and other                                                                              -           3,027,709
    Buildings, furniture and equipment, at cost (net of
        accumulated depreciation and amortization of
        $3,600 and $890,458, respectively)                                                         24,700           1,059,112
    Deferred taxes                                                                                      -             322,637
    Investments held for resale                                                                         -           1,154,535
    Investments in affiliated companies                                                                 -           8,595,010
    Goodwill                                                                                            -           2,430,365
    Net assets of discontinued operations                                                       9,323,897                   -
    Other assets and deferred amounts                                                             336,302           1,257,393
                                                                                          ----------------    ----------------


           Total Assets                                                                   $    16,212,867     $    35,489,876
                                                                                          ----------------    ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings
        Lines of credit                                                                   $             -     $     1,623,079
        Affiliated companies                                                                            -           2,697,642
    Securities sold under agreements to repurchase                                                      -           1,200,793
    Bonds payable                                                                                       -           2,307,500
    Payables
        Customers                                                                                       -           4,087,402
        Broker dealers and other                                                                        -             895,022
    Accounts payable and accrued expenses                                                         131,811           1,325,562
    Other liabilities and deferred amounts                                                              -           1,308,151
                                                                                          ----------------    ----------------

                                                                                                  131,811          15,445,151

    Long-term borrowings                                                                        2,027,176           1,046,684
                                                                                          ----------------    ----------------

           Total liabilities                                                                    2,158,987          16,491,835
                                                                                          ----------------    ----------------

    Minority interest in consolidated subsidiaries                                                      -           1,770,893
                                                                                          ----------------    ----------------

    Stockholders' equity
        Common stock; $.05 par value; 10,000,000 shares
           authorized; 1,781,000 and 3,003,000 shares issued and
           outstanding at June 30, 1996 and 1997, respectively                                     89,050             152,400
        Paid-in capital                                                                        13,693,733          20,031,828
        Retained earnings (accumulated deficit)                                                   271,097            (946,141)
        Treasury stock, at cost                                                                         -            (213,750)
        Unrealized gain/loss on available for sale investments                                          -            (939,094)
        Cumulative translation adjustment                                                               -            (858,095)
                                                                                          ----------------    ----------------

           Total stockholders' equity                                                          14,053,880          17,227,148
                                                                                          ----------------    ----------------

           Total Liabilities and Stockholders' Equity                                     $    16,212,867     $    35,489,876
                                                                                          ----------------    ----------------



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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                                                                                      For the Three Months
                                                                                                         Ended June 30,
                                                                                               ------------------------------------
                                                                                                      1996               1997
                                                                                               -----------------  -----------------
                                                                                                           (Unaudited)

Cash flows from operating activities
    Net income (loss)                                                                          $        (71,958)  $       (428,512)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Minority interest in earnings of subsidiaries                                                       -            117,379
          Depreciation and amortization                                                                       -            100,866
          Deferred taxes                                                                                      -            (32,699)
          Equity in earnings (loss) of unconsolidated affiliates                                              -            138,709

          Cash and securities segregated for regulatory purposes
             or deposited with regulatory agencies                                                            -           (315,323)
          Securities purchased under agreements to resell                                                     -           (990,282)
          Receivables
             Customers                                                                                  325,942         (1,708,383)
             Brokers, dealers and others                                                                      -           (823,905)
             Affiliated companies                                                                    (1,500,000)          (136,691)
             Other                                                                                            -         (1,241,888)
          Securities owned, at value                                                                          -          1,225,455
          Other assets                                                                                  155,241            (35,200)
          Payables
             Customers                                                                                        -          3,035,592
             Brokers, dealers and others                                                                      -            (65,204)
          Accounts payable and accrued expenses                                                         (50,238)          (442,194)
                                                                                               -----------------  -----------------


Net cash provided by (used in) operating activities                                                  (1,141,013)        (1,602,280)
                                                                                               -----------------  -----------------

Cash flows from investing activities
    Net proceeds from (payments for)
       Investments in affiliates                                                                              -         (1,530,946)
       Investments held for resale                                                                    1,677,623          1,223,519
       Purchases of furniture and equipment                                                             (19,185)          (182,788)
                                                                                               -----------------  -----------------

Net cash provided by (used in) investing activities                                                   1,658,438           (490,215)
                                                                                               -----------------  -----------------

Cash flows from financing activities
    Net proceeds from (payments for)
       Net proceeds from private placement                                                                    -            725,000
       Short-term financings                                                                                744             20,897
       Short-term borrowings from affiliated companies                                                        -          1,216,942
       Other long-term debt                                                                                   -            112,310
                                                                                               -----------------  -----------------

Net cash provided by (used in) financing activities                                                         744          2,075,149
                                                                                               -----------------  -----------------

Foreign currency translation adjustment                                                                (680,787)          (983,508)
                                                                                               -----------------  -----------------

Increase (decrease) in cash and cash equivalents                                                       (162,618)        (1,000,854)


Cash and cash equivalents, beginning of period                                                        5,190,586          6,867,624
                                                                                               -----------------  -----------------

Cash and cash equivalents, end of period                                                       $      5,027,968    $     5,866,770
                                                                                               -----------------  -----------------



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

                                                                      June 30,
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

                                                                      June 30,
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

7.   DISCONTINUED OPERATIONS


     In October 1996, the Company agreed to sell its interest in the Hotel Fortuna, a.s. ("Fortuna") for 100,000 shares of Ceske energeticke zavody a.s. ("CEZ") and 86,570 shares of Vodni stavby Praha a.s. based on the then current market prices for each stock. In November 1996, the sales transaction was completed. As of the sale date, the Company revised its estimate of the net realizable value of the shares received based on the then current market prices for each stock. As a result, the Company recognized a loss on the sale of discontinued operations of ($1,323,083). Income from discontinued operations was $41,899 through the sale date. The minority interest in consolidated subsidiaries has been significantly reduced due to the elimination of the minority interest attributable to the Company's investment in the Hotel Fortuna a.s.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     The information contained in this Item contains forward looking statements. Readers are cautioned not to place undue reliance on this information which speaks only as of the date hereof. The matters referred to in such statements could be effected by the risks and uncertainties involved in the Company's business, including (without limitation) the effect of political, economic and market conditions both domestically and in Eastern and Central Europe and the matters discussed in Item 1 of the Company's Report on Form 10-KSB for the year ended March 31, 1997 entitled "Description of Business - Risk Factors". Further, the Company undertakes no obligation to release publicly any revisions to these forward looking statements to reflect events occurring after the date hereof or to reflect unanticipated events or developments.

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

     The Company's principal activities changed dramatically during the 1997 fiscal year. During the fiscal year ending March 31, 1997, the Company completely disposed of its interest in the Hotel Fortuna, a.s. and acquired Eastbrokers Beteiligungs AG, an Austrian based securities broker-dealer providing financial services in Central and Eastern Europe through its network of subsidiaries and affiliate offices.

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

     The Company's business strategy is to (1) utilize its marketing and Central and Eastern Europe emerging market expertise to take advantage of opportunities for growth in this sector of the global securities market; (2) develop the base of its asset management business through concentrating on Central and Eastern European debt and equity securities; (3) enhance and develop the Company's merchant banking activities; (4) identify potential corporate finance candidates for investment banking opportunities; (5) utilize its expertise in the privatization activities still available in Central and Eastern Europe; and (6) through its U.S. subsidiary, Eastbrokers North America, build a distribution network for financial products developed by the Central and Eastern European operations. Management also believes there are significant opportunities available in this region for specialized account and institutional sales.

     The Company believes that investment in the emerging markets of Central and Eastern Europe will continue to grow rapidly in the coming years. Currently, Hungary, Romania, and Poland are enjoying enhanced interest on the part of foreign investors. The Company has successfully marketed its NIF Trud Privatization Fund of Bulgaria. NIF Trud has approximately 100,000 shareholders and owns interests in 73 Bulgarian companies. The Company currently is the exclusive management company for NIF Trud. The Company intends to provide ongoing management services to NIF Trud and investment banking services to certain of the companies in its portfolio.

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

     The Company intends to have its North American offices fully operational prior to the end of its fiscal year ending March 31, 1998. This subsidiary is currently in the process of obtaining its restriction letter from the NASD. The Company anticipates this letter will be received by sometime in mid-October 1997. Once the restriction letter is received, this subsidiary may begin conducting business. The Company estimates that it will require approximately three months from the date the restriction letter is received to become fully operational. This subsidiary will act as an introducing broker in that it does not clear its own securities transactions, but instead, it intends to contract to have such transactions cleared through clearing broker on a fully disclosed basis. In a fully disclosed clearing transaction, the identity of the Company's client is known to the clearing broker. Generally, a clearing broker physically maintains the client's account and performs a variety of services as agent for the Company, including clearing all securities transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds). The Company intends to utilize the services of the Bear Stearns Companies, Inc. ("Bear Stearns") as its fully disclosed clearing broker. Bear Stearns is recognized as one of the leading firms in clearing transactions in emerging markets such as Central and Eastern Europe.

     In preparation for the opening of the Bulgarian stock exchange in late 1997/early 1998, the Company has concentrated a significant portion of its assets in companies related to its Bulgarian operations. However, there is no guarantee that these operations will be successful.

     Results of Operations. See Note 1 of the Notes to Consolidated Financial Statements For the Three Months Ended June 30, 1997, for an explanation of the basis of presentation of the financial statements. For the three month period ended June 30, 1997, the Company generated consolidated revenues in the amount of

$1,609,976, compared to $275,720 for the three month period ended June 30, 1996. For the corresponding period of the prior year, Eastbrokers AG generated consolidated revenues of approximately $1,500,000 which is relatively consistent with the current quarter's total revenues. Total revenues are significantly below management's original expectations due to the unexpected and continuing downturn of the market in the Czech Republic. The significant change from the prior year's total revenues for the Company is a combination of the effects of the disposition of the Hotel Fortuna a.s. and the acquisition of Eastbrokers AG on August 1, 1996. Quarterly information is generally not available for Eastbrokers AG for periods prior to the acquisition as there is no statutory reporting requirements other than year end.

     The Company incurred total consolidated costs and expenses of $1,773,706 for the three month period ended June 30, 1997, compared to $353,452 for the three month period ended June 30, 1996. For the corresponding period of the prior year, Eastbrokers AG generated total consolidated expenses of approximately $1,300,000. The change from the prior year to the current year is related to start up expenses in its New York operations and continuing consulting expenses related to potential corporate finance opportunities. Most of the increase for the Company is attributable to the primarily to the change from the hospitality industry to the securities industry.

     The Company incurred a consolidated net loss of $428,512 for the three month period ended June 30, 1997, compared to a consolidated net loss of $71,958 for the three month period ended June 30, 1996. For the corresponding period of the prior year, Eastbrokers AG generated net income of approximately $64,000. This change is primarily attributable to the significant downturn of the market in the Czech Republic, start up expenses related to the New York operations, continuing consulting expenses related to corporate finance opportunities, losses from WMP, and the development of the Company's Bulgarian operations. The Czech Republic operations contributed approximately $190,000 to the net loss for the quarter and the start up expenses related to the New York operations contributed approximately $120,000 to the net loss for the quarter. In response to the unexpected downturn in the Czech Republic, the Company has downsized its Prague based operations. The Company is also in the process of reviewing its Central and Eastern European operations to identify potential cost savings or additional revenue producing opportunities. Based on the results of this evaluation, management may determine to restructure or downsize other offices as appropriate. WMP total revenues are approximately 60 percent below the total revenues for the corresponding period of the prior year. This decrease is attributable to the introduction of the electronic trading system to the continuous trading section of the Vienna Stock Exchange which significantly reduced the volume of institutional trades handled by WMP. In response to this change, WMP has significantly reduced its operating costs to minimize its operating losses and is in the process of applying for an expanded banking license. At the present time, management expects the Company to report operating losses in each of the next two quarters.

     Other changes affecting the net loss for the quarter include the effects of income taxes and minority interest in the earnings of subsidiaries. The Company is subject to income taxation in multiple jurisdictions (countries). As such, losses in one jurisdiction can generally not be utilized to offset taxable income in another jurisdiction. Also, to utilize the tax losses incurred, the Company may be subject to jurisdictional audit requirements which require an audit by a governmental agency prior to their allowance as an offset to taxable income. Accordingly, certain jurisdictions may generate taxable income while others generate losses that will be suspended until such time the local jurisdictional authorities approve the utilization of the losses. The combined effective tax rate is the result of multiple jurisdictions and uncertainties related to the utilization of loss carryforwards in certain jurisdictions. These factors may vary from quarter to quarter. With regard to U.S. operations, the Company's policy is to suspend the losses incurred until such time as the loss carryforwards have a reasonable expectation of being utilized. Accordingly, no income tax benefit has been recorded for the current quarter related to U.S. operations. At the time the 10-KSB for the year ended March 31, 1997 was filed, the Company did not anticipate any significant changes in the effective tax rates being utilized. However, due to the effects created by multiple jurisdictions and the share of the net income or loss attributable to each jurisdiction, the effective tax rate is subject to change. During the prior year, the Company acquired the outstanding minority interest of two of its subsidiaries which significantly reduced the effect of minority interest to earnings. The minority interest in earnings for the current quarter is primarily attributable to the Company's Hungarian operations which had an exceptional quarter due to the continued influx of foreign investment.

     On June 30, 1997, the Company had total current assets of $21,825,359 and total current liabilities of $15,445,151, compared to $6,527,968 and $131,811, respectively, on June 30, 1996. As of the date of this filing, the Company believes that it has adequate liquidity to meet its current obligations. However, no assurances can be made as to the Company's ability to meet its cash requirements in connection with any expansion of the Company's operations or any possible business combinations.

     As a broker/dealer in securities, the Company will periodically acquire positions in securities on behalf of its clients. As disclosed in "Note 3 - Financial Instruments", the Company has title to various financial instruments in the countries in which it operates. Certain of these investments may be characterized as relatively illiquid and potentially subject to rapid fluctuations in liquidity. Those securities are classified as "available for sale securities". As of June 30, 1997, the Company's material concentration in the securities portfolio is limited to its investment in Vodni Stavby Praha a.s., a security traded on the Prague Stock Exchange Main Market (Czech
Republic). As of June 30, 1997, the market value of the Company's ownership interest in this security was approximately $1,110,000. At the present time, the securities market in the Czech Republic is under extreme pressure to initiate reforms to protect the interests of the minority shareholders. These pressures are depressing the market and it is possible that the Company will see a further devaluation in this investment. All other securities are relatively liquid and the carrying value approximates the market value as of the balance sheet date. The Company does not have any material concentrations or commitments to high-yield issuers as of the balance sheet date.

     The costs associated with the Company's involvement in privatization activities, its pursuit of corporate finance opportunities, the unexpected downturn of the economy of the Czech Republic and the effect this downturn has had on the Company's operations and the costs associated with the start up of the New York operations are the primary factors contributing to the negative operating cash flows experienced in the quarterly period ended June 30, 1997. Management anticipates that the Company will continue to generate negative cash flows through the next two quarters. Management also anticipates that preliminary work performed related to corporate finance activities will begin generating operating cash flows in the fourth quarter of the fiscal ending March 31, 1998 and its efforts in the various privatization activities will begin generating operating cash flows near the beginning of the Company's fiscal year beginning April 1, 1997. However, there is no guarantee that such operating cash flows will materialize by the anticipated dates or whether they will be sufficient to offset other operational expenses.

     The cash flows for quarterly period ended June 30, 1997 reflect the volatile nature of the securities industry and the reallocation of the Company's assets indicative of a growing organization. The change in the foreign currency translation adjustment is primarily related to the fluctuations in the Company's functional currencies to the U.S. dollar. The U.S. dollar and its unexpected strength coupled with the unexpected weakness of the European currencies (including the German Deutchmarke) have negatively impacted the Company's overall earnings as well as the cumulative translation adjustment. The primary functional currencies affecting the Company are as follows: U.S. Dollar, Austrian Schilling, Czech Koruna, Hungarian Forint, Slovak Koruna and the Polish Zloty. For the quarterly period ended June 30, 1997, the Company reported a foreign currency translation adjustment in its statement of cash flows of approximately $984,000. The effect of the exchange rate changes on a country by country basis are approximately as follows: Austria -- $680,000, Czech Republic -- $124,000, Hungary -- $110,000, Poland -- $70,000.

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

Proposed Public Offering

     The Company has signed a letter of intent relating to a proposed public offering of its securities (the "Offering"). The proposed Offering is anticipated to consist of units comprised of: (i) newly authorized and issued shares of preferred stock, $.01 par value per share ("Preferred Stock") which will be offered at a discount, not to exceed 20% of the closing bid price of the Common Stock the day before the Offering becomes effective; and (ii) warrants to purchase shares of Common Stock. This beneficial conversion discount will be accounted for as a preferred stock dividend that may materially impact earnings attributable to common shareholders. The Preferred

Stock will be convertible into one share of Common Stock on the second anniversary of the effective date of the Offering and will pay an annual dividend of six percent (6%) in respect of the two years before it is converted. The proposed Offering, which will be made only be means of a prospectus, is anticipated to occur in late 1997/early 1998 and to generate gross proceeds of approximately $7 million. These proceeds will be primarily used for working capital purposes. There can be no assurances that such Offering will be successfully completed.

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

Dated:  October 16, 1997

                               INDEX TO EXHIBITS


      Exhibit No.        Description
      -----------        -----------------------

        (27.1)           Financial Data Schedule (Electronic Filing Only).