Form 10QSB
period 1997-09-30
EASTBROKERS INTERNATIONAL INC
filed 1997-11-14
CIK 899627

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

                For the quarterly period ended September 30, 1997

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

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on November 10, 1997, was 3,063,000.

===============================================================================

                     EASTBROKERS INTERNATIONAL INCORPORATED

                                                                            Page
PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
       Consolidated Statements of Financial Condition .....................   2
       Consolidated Statements of Operations
         Quarterly Period and Six Months Ended September 30, 1997 .........   3
       Consolidated Statements of Cash Flows ..............................   4
       Notes to Consolidated Financial Statements .........................   6
    Item 2. Management's Discussion and Analysis or Plan of Operation .....  12

PART II -- OTHER INFORMATION
    Item 5. Other Information..............................................  17
    Item 6. Exhibits and Reports on Form 8-K ..............................  17
    Signature .............................................................  18


                        PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                     SEPTEMBER 30,
                                                                                          ------------------------------------
                                                                                                1996                1997
                                                                                          ----------------    ----------------
                                                                                                      (UNAUDITED)
ASSETS
    Cash and cash equivalents                                                             $     5,639,410     $     4,549,638
    Cash and securities segregated for regulatory
        purposes or deposited with clearing organizations                                          33,577             523,248
    Securities purchased under agreements to resell                                             6,687,236           2,890,428
    Receivables
        Customers                                                                               3,677,096           2,320,637
        Broker dealers and other                                                                  774,643             663,371
        Affiliated companies                                                                    1,531,703           3,960,207
        Other                                                                                   2,788,603           1,675,211
    Securities owned, at value
        Equities and other                                                                        967,572           3,537,125
    Buildings, furniture and equipment, at cost (net of
        accumulated depreciation and amortization of
        $178,714 and $1,066,458, respectively)                                                  2,135,336           1,031,420
    Deferred taxes                                                                                143,996             422,908
    Investments held for resale                                                                   262,300           1,491,945
    Investments in affiliated companies                                                         5,665,728           7,935,226
    Goodwill                                                                                      777,874           2,333,454
    Net assets of discontinued operations                                                       7,957,012                   -
    Other assets and deferred amounts                                                             751,013             888,284
                                                                                          ----------------    ----------------

           Total Assets                                                                   $    39,793,099     $    34,223,102
                                                                                          ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings
        Lines of credit                                                                   $     1,080,924     $     1,893,761
        Affiliated companies                                                                      297,697           3,291,069
    Securities sold under agreements to repurchase                                                      -           1,245,593
    Bonds payable                                                                                       -           2,307,500
    Payables
        Customers                                                                               9,490,175           3,337,766
        Broker dealers and other                                                                  887,197           2,567,255
    Accounts payable and accrued expenses                                                         765,788             498,175
    Other liabilities and deferred amounts                                                      1,097,301             597,871
                                                                                          ----------------    ----------------

                                                                                               13,619,082          15,738,990

    Long-term borrowings                                                                        5,632,434           1,307,419
                                                                                          ----------------    ----------------

           Total liabilities                                                                   19,251,516          17,046,409
                                                                                          ----------------    ----------------

    Minority interest in consolidated subsidiaries                                              2,510,546           1,594,029
                                                                                          ----------------    ----------------

    Stockholders' equity
        Common stock; $.05 par value; 10,000,000 shares
           authorized; 2,871,000 and 3,063,000 shares issued and
           outstanding at September 30, 1996 and 1997, respectively                               143,550             153,150
        Paid-in capital                                                                        19,089,233          20,183,308
        Retained earnings (accumulated deficit)                                                (1,201,746)         (1,614,876)
        Note receivable - common stock                                                                  -            (300,000)
        Unrealized gain/loss on available for sale investments                                          -            (954,110)
        Cumulative translation adjustment                                                               -          (1,884,808)
                                                                                          ----------------    ----------------

           Total stockholders' equity                                                          18,031,037          15,582,664
                                                                                          ----------------    ----------------

           Total Liabilities and Stockholders' Equity                                     $    39,793,099     $    34,223,102
                                                                                          ================    ================



                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE QUARTERLY PERIOD                   FOR THE SIX MONTHS
                                                              ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                                      ------------------------------------    ------------------------------------
                                                            1996                1997                1996                1997
                                                      ----------------    ----------------    ----------------    ----------------
                                                                  (UNAUDITED)                             (UNAUDITED)
Revenues
    Commissions                                       $             -     $       247,038     $             -     $       673,175
    Fees                                                            -             302,587                   -             335,266
    Interest and dividends                                          -             112,968                   -             199,313
    Principal transactions, net
       Trading                                                      -             237,865                   -           1,078,192
       Investment                                                   -             490,484                   -             640,272
    Other                                                      73,891             153,873             349,611             367,282
    Equity in earnings of unconsolidated affiliates                 -            (130,820)                  -            (269,529)
                                                      ----------------    ----------------    ----------------    ----------------

           Total revenues                                      73,891           1,413,995             349,611           3,023,971
                                                      ----------------    ----------------    ----------------    ----------------

Costs and expenses
    Compensation and benefits                                 137,500             585,669             231,700           1,026,428
    Interest                                                   41,355              61,936             133,425             100,384
    Brokerage, clearing, exchange fees and other                    -             206,202                   -             483,216
    Occupancy                                                       -             159,150                   -             336,084
    Office supplies and expenses                                    -              85,401                   -             162,218
    Communications                                                  -              93,640                   -             151,904
    Advertising                                                     -              23,298                   -              86,852
    Legal fees                                                      -              47,363                   -              52,740
    Consulting fees                                                 -             468,456                   -             741,499
    Travel                                                          -             154,489                   -             255,810
    Education                                                       -               6,495                   -              15,269
    Automotive                                                      -              17,747                   -              35,889
    General and administrative                                 82,161             608,098             210,899             674,942
    Depreciation and amortization                               4,487              75,134               4,487             176,000
    Loss on foreign currency transactions                           -                   -              38,444              67,549
                                                      ----------------    ----------------    ----------------    ----------------

           Total costs and expenses                           265,503           2,593,078             618,955           4,366,784
                                                      ----------------    ----------------    ----------------    ----------------

Income (loss) from continuing operations
    before provision for income taxes and
    minority interest in earnings of subsidiaries            (191,612)         (1,179,083)           (269,344)         (1,342,813)

Provision for income taxes                                          -             264,246                   -             116,843
Minority interest in earnings of subsidiaries                       -             246,102                   -             128,723
                                                      ----------------    ----------------    ----------------    ----------------

Income (loss) from continuing operations                     (191,612)           (668,735)           (269,344)         (1,097,247)

Income from discontinued operations                            36,125                   -              41,899                   -

Loss on sale of discontinued operations                    (1,323,083)                  -          (1,323,083)                  -
                                                      ----------------    ----------------    ----------------    ----------------

Net income (loss)                                     $    (1,478,570)    $      (668,735)    $    (1,550,528)    $    (1,097,247)
                                                      ================    ================    ================    ================


Weighted average number of shares outstanding               2,871,000           3,007,121           2,871,000           3,007,121
                                                      ================    ================    ================    ================


Income (loss) from continuing operations per share    $         (0.07)    $         (0.22)    $         (0.09)    $         (0.36)
                                                      ================    ================    ================    ================


Net income (loss) per share                           $         (0.52)    $         (0.22)    $         (0.54)    $         (0.36)
                                                      ================    ================    ================    ================





                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       FOR THE SIX MONTHS
                                                                                                       ENDED SEPTEMBER 30,
                                                                                               ------------------------------------
                                                                                                      1996               1997
                                                                                               -----------------  -----------------
                                                                                                           (UNAUDITED)
Cash flows from operating activities
    Net income (loss)                                                                          $     (1,550,528)  $     (1,097,247)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Minority interest in earnings of subsidiaries                                                       -           (128,723)
          Depreciation and amortization                                                                   4,487            176,000
          Deferred taxes                                                                                 76,565           (132,970)
          Loss on sale of discontinued operations                                                     1,323,083                  -
          Equity in earnings (loss) of unconsolidated affiliates                                              -            269,529

       Changes in operating assets and liabilities
          Cash and securities segregated for regulatory purposes
             or deposited with regulatory agencies                                                            -           (403,974)
          Securities purchased under agreements to resell                                                     -         (2,481,563)
          Receivables
             Customers                                                                                 (421,112)          (416,525)
             Brokers, dealers and others                                                                      -            (90,972)
             Affiliated companies                                                                    (2,215,772)        (2,448,290)
             Other                                                                                            -            368,095
          Securities owned, at value                                                                          -            716,039
          Other assets                                                                                  279,649            333,909
          Payables
             Customers                                                                                        -          2,285,956
             Brokers, dealers and others                                                                      -          1,607,029
          Accounts payable and accrued expenses                                                         399,097         (1,979,861)
                                                                                               -----------------  -----------------

Net cash provided by (used in) operating activities                                                  (2,104,531)        (3,423,568)
                                                                                               -----------------  -----------------

Cash flows from investing activities
    Net proceeds from (payments for)
       Acquisition of Eastbrokers Beteiligungs AG, net of cash acquired                                (245,107)                 -
       Investments in affiliates                                                                              -           (871,162)
       Investments held for resale                                                                    1,677,623            311,605
       Purchases of furniture and equipment                                                                   -           (280,855)
                                                                                               -----------------  -----------------

Net cash provided by (used in) investing activities                                                   1,432,516           (840,412)
                                                                                               -----------------  -----------------

Cash flows from financing activities
    Net proceeds from (payments for)
       Net proceeds from private placement                                                                    -            725,000
       Capital contributions by minority interests                                                            -                  -
       Short-term financings                                                                                  -            291,579
       Short-term borrowings from affiliated companies                                                1,191,210          1,810,369
       Other long-term debt                                                                             (97,007)           373,045
                                                                                               -----------------  -----------------

Net cash provided by (used in) financing activities                                                   1,094,203          3,199,993
                                                                                               -----------------  -----------------

Foreign currency translation adjustment                                                                  26,636         (1,253,999)
                                                                                               -----------------  -----------------

Increase (decrease) in cash and cash equivalents                                                        448,824         (2,317,986)

Cash and cash equivalents, beginning of period                                                        5,190,586          6,867,624
                                                                                               -----------------  -----------------

Cash and cash equivalents, end of period                                                       $      5,639,410    $     4,549,638
                                                                                               =================  =================



                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                       FOR THE SIX MONTHS
                                                                                                       ENDED SEPTEMBER 30,
                                                                                               ------------------------------------
                                                                                                     1996               1997
                                                                                               -----------------  -----------------
                                                                                                           (UNAUDITED)
Supplemental disclosure of cash flow information
    Cash paid for income taxes                                                                 $              -    $             -
                                                                                               -----------------  -----------------

    Cash paid for interest                                                                     $         92,070    $       100,384
                                                                                               -----------------  -----------------























                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997

                                   (UNAUDITED)


1.   INTERIM REPORTING

     The financial statements of Eastbrokers International Incorporated (the "Company") for the three months ended September 30, 1997 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

     The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997 include accounting policies and additional information pertinent to an understanding of these interim financial statements.

     For the six months ended September 30, 1996, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company and the discontinued operations of its subsidiary, Hotel Fortuna a.s., for the six months ended June 30, 1996.

     For the six months ended September 30, 1997, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company for the six months ended September 30, 1997. The financial position of its subsidiary, Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers AG") is as of June 30, 1997. The results of operations and cash flows of Eastbrokers AG are for the six months ended June 30, 1997.

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997

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

     The Company accounts for this investment using the equity method of accounting. The carrying value of this investment was approximately
     $6,080,000 on June 30, 1997. The summarized statement of financial condition and statement of operations information for WMP for the three months ended June 30, 1997 was as follows:
                                                                    June 30,
                                                                      1997
      Summarized Statement of Financial Condition                 -------------
           Total assets                                            $16,070,447
           Total liabilities                                         3,245,647
                                                                   ------------
            Stockholders' equity                                   $12,824,800
                                                                   ------------

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997

                                   (UNAUDITED)


4.   INVESTMENTS IN AFFILIATED COMPANIES (CONTINUED)

         INVESTMENT IN WMP BORSENMAKLER AKTIENGESELLSCHAFT (CONTINUED)

                                                                   June 30,
                                                                     1997
     Summarized Statement of Operations                        ---------------
        Revenues                                                $     992,131
        Expenses                                                    1,122,403
                                                                --------------
         Net income                                             $    (130,272)
                                                                --------------

     This summarized financial information has been translated from the Austrian Schilling into U.S dollars at the foreign currency exchange rates as of June 30, 1997. Fluctuations in the foreign currency exchange rates may affect the comparability of this information on a period to period basis.

         INVESTMENTS IN OTHER UNCONSOLIDATED AFFILIATES

     The Company also has other investments in unconsolidated affiliates through Eastbrokers Vienna. These affiliates are accounted for using the equity method of accounting. These investments are predominantly start-up operations. As of June 30, 1997, these unconsolidated affiliate investments included the following offices: Zagreb, Croatia; Ljubljana, Slovenia; Almaty, Kazakstan; Moscow, Russia; Sofia, Bulgaria; Slovakia Industries; and NIF TRUD Investment Fund. During the three months ended June 30, 1997, the Company's proportionate share of the losses related to these operations totaled approximately $139,000 USD.

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

5.   FINANCIAL INSTRUMENTS

     Financial instruments owned consist of the Company's proprietary trading and investment accounts, securities purchased under agreements to resell, and investments held for resale. The Company's financial instruments, at fair value, are as follows:

                                                                     June 30,
                                                                       1997
     Securities purchased under agreements to resell               ------------
         Sovereign government debt - Hungary                       $  2,052,204
         Corporate equities - Hungary                                   838,224
                                                                   ------------

                                                                   $  2,890,428
                                                                   ------------
     Securities owned at value
         Corporate equities - Austria                              $  1,485,239
         Sovereign government debt - Hungary                            938,399
         Corporate equities - Czech Republic                            264,577
         Corporate equities - Slovak Republic                           274,835
         Corporate equities - Poland                                    574,075
                                                                   ------------

                                                                   $  3,537,125
                                                                   ------------

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997

                                   (UNAUDITED)


5.   FINANCIAL INSTRUMENTS (CONTINUED)

                                                                     June 30,
                                                                       1997
     Available for sale securities                                 ------------
         Corporate equities - Austria                              $    352,396
         Corporate equities - Czech Republic                       $  1,139,519
                                                                   ------------

                                                                   $  1,491,945
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

     This Form 10-QSB for the quarterly period ended September 30, 1997, makes reference to the Company's Annual Report and amendments thereto on Form 10-KSB dated June 30, 1997 ("Report"). The Report includes information necessary or useful to an understanding of the Company's businesses and financial statement presentations. The Company will furnish a copy of this Report upon request made directly to the Company's headquarters at 15245 Shady Grove Road, Suite 340, Rockville, Maryland 20850, telephone number (301) 527-1110 and facsimile number
(301) 527-1112.

     The Company's principal activities changed dramatically during the 1997 fiscal year. During the fiscal year ending March 31, 1997, the Company completely disposed of its interest in the Hotel Fortuna, a.s. and acquired Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers AG"), an Austrian based securities broker-dealer providing financial services in Central and Eastern Europe through its network of subsidiaries and affiliate offices.

     The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations.

Plan of Operation

     On August 1, 1996, the Company consummated its acquisition of Eastbrokers AG reflecting its previously stated objective of seeking to invest into, merge with or acquire one or more companies in growth oriented industries. Although the Company's focus had been primarily in the Czech Republic, its original mission was to pursue investment opportunities throughout Eastern and Central Europe. Eastbrokers AG is a holding company providing financial services in Eastern and Central Europe through its network of subsidiaries. The acquisition of Eastbrokers AG is intended to not only provide a revenue stream from its core brokerage and trading business, but also positions the Company to access investment banking and corporate finance products throughout Central and Eastern Europe.

     The Company's business strategy is to (1) utilize its Central and Eastern Europe emerging market expertise to take advantage of opportunities and to service the global securities market; (2) develop an asset management business concentrating on Central and Eastern European debt and equity securities; (3) develop the Company's merchant banking activities; (4) identify potential corporate finance candidates for investment banking opportunities; (5) expand its privatization activities in Central and Eastern Europe; and (6) through its U.S. subsidiary, Eastbrokers North America, build a distribution network for financial products developed by the Central and Eastern European operations. Management also believes there are significant opportunities available in this region for specialized account and institutional sales.

     The Company intends to have its North American offices fully operational prior to the end of December 1997. After an extended regulatory review, Eastbrokers North America, Inc. ("Eastbrokers NA") obtained regulatory approval on November 4, 1997. Accordingly, Eastbrokers NA may now commence operations and begin accepting customer accounts. It may also actively pursue and solicit qualified institutional clients. This subsidiary will act as an introducing broker in that it does not clear its own securities transactions, but instead, it intends to contract to have such transactions cleared through clearing broker on a fully disclosed basis. In a fully disclosed clearing transaction, the identity of the Company's client is known to the clearing broker. Generally, a clearing broker physically maintains the client's account and performs a variety of services as agent for the Company, including clearing all securities transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds). The Company has executed clearing contracts with Bear Stearns Companies, Inc. ("Bear Stearns") and Herzog Heine Geduld, Inc. ("Herzog") to serve as its fully disclosed clearing brokers. Bear Stearns and Herzog are recognized as leading firms in clearing transactions.

     Eastbrokers NA intends to develop a U.S. client base to market various emerging market corporate securities and other proprietary corporate finance products originating from the Company's offices in Central and Eastern Europe. Eastbrokers NA also intends to offer domestic products. These domestic products will include not only the typical debt and equity securities, but also specialized products such as the U.S. Treasury Trading Program. This program is designed to be an "intraday" trading vehicle (i.e., no overnight positions will be held in this program) providing customers with next day access to their funds.

     The Company is currently in the process of developing a program utilizing Level One American Depository Receipts ("ADR") for several of its Central and Eastern European corporate clients. Under this ADR program, the shares of these corporate clients would be utilized to create an ADR which would be listed on the U.S. over-the-counter market.

     The Company is also in the process of developing its research department to provide clients with timely information on the general market conditions, specific industries, economic and currency trends and select individual companies throughout Central and Eastern Europe. As a significant portion of this development process, the Company has created a proprietary research product known as Eastbrokers Golden Wolves. Eastbrokers Golden Wolves provides information on growth companies in Central and Eastern Europe. The Company's research products are currently available through the internet at www.ebna.com. The potential fee for this service, if any, has not yet been determined.

     The Company believes that investment in the emerging markets of Central and Eastern Europe will continue to grow rapidly in the coming years. Currently, Hungary, Kazakhstan, Poland, and Romania are enjoying enhanced interest on the part of foreign investors. The Company has successfully marketed its Trud & Kapital Privatization Fund of Bulgaria ("Trud") to over 100,000 Bulgarian citizens. Trud has approximately 100,000 shareholders and owns interests in over 60 Bulgarian companies. The Company currently is the exclusive management company for Trud. The Company intends to provide ongoing management services to Trud and investment banking services to certain of the companies in its portfolio.

     The Bulgarian Stock Exchange is currently scheduled to open in late 1997/early 1998, In preparation for this opening, the Company has concentrated a significant portion of its assets in companies related to its Bulgarian operations. However, there is no guarantee that these operations will be successful.

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

     Due to the continued expansion of its operations in Central and Eastern Europe, the Company has determined that it will make a change in its auditors to a firm with more expertise and experience in the international marketplace. The Board of Directors has appointed Deloitte & Touche as independent public accountants of the Company for the fiscal year ending March 31, 1998. This appointment will be submitted to a vote of the stockholders of the Company for their ratification at the Company's next Annual Meeting which is scheduled for December 17, 1997.

     On October 31, 1997, a date subsequent to this report, the Company announced its intent to open a full service brokerage operation in the Ukraine prior to December 31, 1997 subject to obtaining the required regulatory approvals. International money managers anticipate that the Ukraine should continue to be one of the most important economies of the former Soviet Union, second only to Russia. As such, they have already committed several billion dollars for investment into the Ukraine.

     Results of Operations. See Note 1 of the Notes to Consolidated Financial Statements for the Six Months Ended September 30, 1997, for an explanation of the basis of presentation of the financial statements. For the quarterly period ended September 30, 1997, the Company generated consolidated revenues in the amount of $1,413,995, compared to $73,891 for the quarterly period ended September 30, 1996. For the quarterly period ended June 30, 1997, Eastbrokers AG generated consolidated revenues of $1,129,249. Quarterly information is not available for Eastbrokers AG for quarterly period ended June 30, 1996. The significant change from the prior year's total revenues for the Company is a combination of the effects of the disposition of the Hotel Fortuna a.s. and the acquisition of Eastbrokers AG on August 1, 1996. Quarterly information is generally not available for Eastbrokers AG for periods prior to the acquisition as there is no statutory reporting requirements other than year-end.

     The Company incurred total consolidated costs and expenses of $2,593,078 for the quarterly period ended September 30, 1997, compared to $265,503 for the quarterly period ended September 30, 1996. For the quarterly period ended June 30, 1997, Eastbrokers AG incurred total consolidated costs and expenses of $1,886,835. Quarterly information is not available for Eastbrokers AG for quarterly period ended June 30, 1996. A significant portion of the consolidated costs and expenses can be attributed to expenses incurred in the development of the Company's New York and Bulgarian operations and continuing consulting expenses incurred in the review and development of potential corporate finance opportunities.

     The Company incurred a consolidated net loss from continuing operations of $668,735 for the quarterly period ended September 30, 1997, compared to a consolidated net loss from continuing operations of $191,612 for the quarterly period ended September 30, 1996. For the quarterly period ended June 30, 1997, Eastbrokers AG incurred a consolidated net loss from continuing operations of $420,714. Quarterly information is not available for Eastbrokers AG for quarterly period ended June 30, 1996. This change is primarily attributable to the significant downturn of the market in the Czech Republic, expenses related to the development of the New York and Bulgarian operations, continuing consulting expenses related to corporate finance opportunities, and operating losses generated from WMP. The Czech Republic operations contributed approximately $230,000 to the net loss for the quarter and the start up expenses related to the New York operations contributed approximately $220,000 to the net loss for the quarter. The development of the Company's New York and Bulgarian operations has consumed a substantial amount of the Company's resources in that key members of management have devoted significant amounts of time and energy to these projects. These activities have contributed approximately $960,000 in costs and expenses for the first six months of the current fiscal year. Management has evaluated the costs incurred to date and has determined that these projects represent valuable worthwhile activities in the best interest of the Company. In response to the unexpected downturn in the Czech Republic, the Company has downsized its Prague based operations. The Company is also reviewing its Central and Eastern European operations to identify potential cost savings or additional revenue producing opportunities. Based on the results of this evaluation, management may determine to restructure or downsize other offices as appropriate. Based on the reviews of the operations to date, the Company plans to reduce costs by streamlining its Rockville, Maryland and Vienna, Austria operations. These cost cutting measures and the reduction of the Prague, Czech Republic office should result in significant expense reductions over the course of the next fiscal year. WMP total revenues are approximately 60 percent below the total revenues for the corresponding period of the prior year. This decrease is attributable to the introduction of the electronic trading system to the continuous trading section of the Vienna Stock Exchange which significantly reduced the volume of institutional trades handled by WMP. In response to this change, WMP has significantly reduced its operating costs to minimize its operating losses and is in the process of applying for an expanded banking license. WMP is also in the process of developing its EASDAQ trading department which should be fully operational during the first half of calendar 1998. At the present time, management expects the Company to report an operating loss in the next quarter.

     Other changes affecting the net loss for the quarter include the effects of income taxes and minority interest in the earnings of subsidiaries. The Company is subject to income taxation in multiple jurisdictions (countries). As such, losses in one jurisdiction can generally not be utilized to offset taxable income in another jurisdiction. Also, to utilize the tax losses incurred, the Company may be subject to jurisdictional audit requirements which require an audit by a governmental agency prior to their allowance as an offset to taxable income. Accordingly, certain jurisdictions may generate taxable income while others generate losses that will be suspended until such time the local jurisdictional authorities approve the utilization of the losses. The combined effective tax rate is the result of multiple jurisdictions and uncertainties related to the utilization of loss carryforwards in certain jurisdictions. These factors may vary from quarter to quarter. With regard to U.S. operations, the Company's policy is to suspend the losses incurred until such time as the loss carryforwards have a reasonable expectation of being utilized. Since the New York office has received regulatory approval to commence operations, the Company has recognized an estimated tax benefit of approximately $73,000 related to this office. No other income tax benefit has been recorded for the current quarter related to U.S. operations. At the time the 10-KSB for the year ended March 31, 1997 was filed, the Company did not anticipate any significant changes in the effective tax rates being utilized. However, due to the effects created by multiple jurisdictions and the share of the net income or loss attributable to each jurisdiction, the effective tax rate is subject to change. During the prior year, the Company acquired the outstanding minority interest of two of its subsidiaries which significantly reduced the effect of minority interest to earnings. The minority interest in earnings for the current quarter is primarily attributable to the Company's Hungarian operations which continued its strong results of the first quarter due to the continued influx of foreign investment.

     On September 30, 1997, the Company had total current assets of $20,119,865 and total current liabilities of $15,738,990, compared to $22,099,840 and $13,619,082, respectively, on September 30, 1996. As of the date of this filing, the Company believes that it has adequate liquidity to meet its current obligations. However, no assurances can be made as to the Company's ability to meet its cash requirements in connection with any expansion of the Company's operations or any possible business combinations.

     As a broker/dealer in securities, the Company will periodically acquire positions in securities on behalf of its clients. As disclosed in "Note 3 Financial Instruments", the Company has title to various financial instruments in the countries in which it operates. Certain of these investments may be characterized as relatively illiquid and potentially subject to rapid fluctuations in liquidity. Those securities are classified as "available for sale securities". As of June 30, 1997, the Company's material concentration in the securities portfolio is limited to its investment in Vodni Stavby Praha a.s., a security traded on the Prague Stock Exchange Main Market (Czech
Republic). As of June 30, 1997, the market value of the Company's ownership interest in this security was approximately $1,140,000. At the present time, the securities market in the Czech Republic is under extreme pressure to initiate reforms to protect the interests of the minority shareholders. These pressures are depressing the market and it is possible that the Company will see a further devaluation in this investment. All other securities are relatively liquid and the carrying value approximates the market value as of the balance sheet date. The Company does not have any material concentrations or commitments to high-yield issuers as of the balance sheet date.

     The costs associated with the Company's involvement in privatization activities, its pursuit of corporate finance opportunities, the unexpected downturn of the economy of the Czech Republic and the effect this downturn has had on the Company's operations and the costs associated with the start up of the New York operations are the primary factors contributing to the negative operating cash flows experienced in the quarterly period ended September 30, 1997. Management anticipates that the Company will continue to generate negative cash flows through the next quarter. Management also anticipates that preliminary work performed related to corporate finance activities will begin generating operating cash flows in the fourth quarter of the fiscal year ending March 31, 1998 and its efforts in the various privatization activities will begin generating operating cash flows near the beginning of the Company's fiscal year beginning April 1, 1998. However, there is no guarantee that such operating cash flows will materialize by the anticipated dates or whether they will be sufficient to offset other operational expenses.

     The cash flows for six month period ended September 30, 1997 reflect the volatile nature of the securities industry and the reallocation of the Company's assets indicative of a growing organization. The change in the foreign currency translation adjustment is primarily related to the fluctuations in the Company's functional currencies to the U.S. dollar. The U.S. dollar and its unexpected strength coupled with the unexpected weakness of the European currencies (including the German Deutchmarke) have negatively impacted the Company's overall earnings as well as the cumulative translation adjustment. The primary functional currencies affecting the Company are as follows: U.S. Dollar, Austrian Schilling, Czech Koruna, Hungarian Forint, Slovak Koruna and the Polish Zloty. For the six month period ended September 30, 1997, the Company reported a cumulative foreign currency translation adjustment in its statement of cash flows of approximately $1,254,000. The effect of the exchange rate changes on a country by country basis are approximately as follows: Austria -- $870,000, Czech Republic -- $160,000, Hungary -- $134,000, Poland -- $90,000.

                           PART II -- OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

Proposed Increase to the Company's Authorized Capital Stock

     The Board of Directors has adopted, subject to stockholder approval, an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of capital stock of the Company to a total of twenty million (20,000,000) shares, consisting of ten million (10,000,000) shares of Common Stock, pr value $.05 per share ("Common Stock") and ten million (10,000,000) shares of preferred stock, par value $.01 per share ("Preferred Stock"). The capital stock of the Company, prior to the approval of the amendment, consists solely of 10,000,000 shares of Common Stock, $.05 par value per share of which 3,063,000 were outstanding as of November 10, 1997.

     The Board of Directors believes that it is in the Company's best interests to have shares of preferred stock available for issuance to meet the Company's future business needs as they arise. In particular, a portion of the shares of Preferred Stock that would become available for issuance if the proposal were adopted may be used by the Company in connection with a public offering or private placement of the Company's securities. The Company has elected to defer consideration of the previously disclosed proposed public offering of its securities until mid 1998, at which time the advisability of such proposed transaction will be reconsidered. The Company's management has no present arrangements, agreements, understandings, or plans for the additional shares proposed to be authorized.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits required by Item 601 of Regulation S-B

      Exhibit No.        Description
      -----------        -----------------------

         (27)            Financial Data Schedule (Electronic Filing Only).



     b. No reports on Form 8-K were filed during the three month period ended September 30, 1997.

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


EASTBROKERS INTERNATIONAL INCORPORATED
             (Registrant)



By             /s/ Kevin D. McNeil
  ----------------------------------------------
                  Kevin D. McNeil
Vice President, Treasurer, and Chief Financial Officer

Dated:  November 14, 1997

                               INDEX TO EXHIBITS


      Exhibit No.        Description
      -----------        -----------------------

         (27)            Financial Data Schedule (Electronic Filing Only).