Form 10QSB
period 1997-12-31
EASTBROKERS INTERNATIONAL INC
filed 1998-02-23
CIK 899627

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

                For the quarterly period ended December 31, 1997

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

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on February 20, 1998, was 4,290,000.

===============================================================================

                     EASTBROKERS INTERNATIONAL INCORPORATED

                                                                            Page
PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
       Consolidated Statements of Financial Condition .....................   2
       Consolidated Statements of Operations
         Quarterly Period and Nine Months Ended December 31, 1997 .........   3
       Consolidated Statements of Cash Flows ..............................   4
       Notes to Consolidated Financial Statements .........................   6
    Item 2. Management's Discussion and Analysis or Plan of Operation .....  12

PART II -- OTHER INFORMATION
    Item 2. Changes in Securities..........................................  17
    Item 4. Submission of Matters to a Vote of Security Holders............  17
    Item 6. Exhibits and Reports on Form 8-K ..............................  18
    Signature .............................................................  19


                        PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                      DECEMBER 31,
                                                                                          ------------------------------------
                                                                                                1996                1997
                                                                                          ----------------    ----------------
                                                                                                      (UNAUDITED)
ASSETS
    Cash and cash equivalents                                                             $     8,248,411     $     2,626,579
    Cash and securities segregated for regulatory
        purposes or deposited with clearing organizations                                         744,310           1,098,073
    Securities purchased under agreements to resell                                             2,126,603           1,936,835
    Securities borrowed                                                                                               904,015
    Receivables
        Customers                                                                               6,492,493             100,054
        Broker dealers and other                                                                  446,539             732,517
        Affiliated companies                                                                    3,478,483           5,370,008
        Other                                                                                   3,250,809           9,439,123
    Securities owned, at value
        Equities and other                                                                     11,697,280           9,083,169
    Buildings, furniture and equipment, at cost (net of
        accumulated depreciation and amortization of
        $682,224 and $1,238,397, respectively)                                                  2,591,836             766,218
    Deferred taxes                                                                              2,645,623           2,827,446
    Investments held for resale                                                                 6,622,333             323,147
    Investments in affiliated companies                                                           587,145           1,315,840
    Goodwill                                                                                    2,128,641           2,299,802
    Net assets of discontinued operations                                                               -                   -
    Other assets and deferred amounts                                                             745,226           1,601,907
                                                                                          ----------------    ----------------

           Total Assets                                                                   $    51,805,732     $    40,424,733
                                                                                          ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings
        Lines of credit                                                                   $     4,922,396     $     1,341,999
        Affiliated companies                                                                    2,048,613           1,060,975
    Payables
        Customers                                                                               9,547,745           1,416,999
        Broker dealers and other                                                                  745,940           6,195,616
    Accounts payable and accrued expenses                                                       1,197,795             548,524
    Other liabilities and deferred amounts                                                      2,273,837             929,745
                                                                                          ----------------    ----------------

                                                                                               20,736,326          11,493,858

    Long-term borrowings                                                                        3,492,628           3,339,218
                                                                                          ----------------    ----------------

           Total liabilities                                                                   24,228,954          14,833,076
                                                                                          ----------------    ----------------

    Minority interest in consolidated subsidiaries                                              9,569,273           9,396,018
                                                                                          ----------------    ----------------

    Stockholders' equity
        Common stock; $.05 par value; 10,000,000 shares
           authorized; 2,871,000 and 3,063,000 shares issued and
           outstanding at December 31, 1996 and 1997, respectively                                143,550             153,150
        Paid-in capital                                                                        19,089,233          20,183,308
        Retained earnings (accumulated deficit)                                                (1,402,174)         (1,716,136)
        Note receivable - common stock                                                                  -            (300,000)
        Unrealized gain/loss on available for sale investments                                    435,177                   -
        Cumulative translation adjustment                                                        (258,281)         (2,124,683)
                                                                                          ----------------    ----------------

           Total stockholders' equity                                                          18,007,505          16,195,639
                                                                                          ----------------    ----------------

           Total Liabilities and Stockholders' Equity                                     $    51,805,732     $    40,424,733
                                                                                          ================    ================



                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE QUARTERLY PERIOD                  FOR THE NINE MONTHS
                                                               ENDED DECEMBER 31,                      ENDED DECEMBER 31,
                                                      ------------------------------------    ------------------------------------
                                                            1996                1997                1996                1997
                                                      ----------------    ----------------    ----------------    ----------------
                                                                  (UNAUDITED)                             (UNAUDITED)
Revenues
    Commissions                                       $       309,371     $       631,131     $       309,371     $     1,615,510
    Fees                                                      258,523              45,685             258,523             380,951
    Interest and dividends                                    240,139             166,479             360,176             394,675
    Principal transactions, net
       Trading                                                619,702             371,766             619,702           2,042,612
       Investment                                             227,034            (259,555)            456,608             380,717
    Other                                                     (64,140)            397,876             (64,140)            779,410
    Equity in earnings of unconsolidated affiliates          (187,969)             21,441            (187,969)           (117,832)
                                                      ----------------    ----------------    ----------------    ----------------

           Total revenues                                   1,402,660           1,374,823           1,752,271           5,476,043
                                                      ----------------    ----------------    ----------------    ----------------

Costs and expenses
    Compensation and benefits                                 349,387             467,355             581,087           1,803,672
    Interest                                                  199,277              35,724             332,702             173,560
    Brokerage, clearing, exchange fees and other              294,285              57,648             294,285             575,661
    Occupancy                                                 154,624             209,067             247,624             621,601
    Office supplies and expenses                               87,770             151,000             125,818             364,378
    Communications                                             87,687              92,726              87,687             340,290
    Advertising                                                80,661              37,084              80,661             131,815
    Legal fees                                                 83,472              46,323              83,472             122,441
    Consulting fees                                            79,288             192,782              79,288           1,020,189
    Travel                                                     79,723             125,656             139,160             400,454
    Education                                                  17,624               3,839              17,624              26,138
    Automotive                                                 35,148              65,044              35,148             114,907
    General and administrative                                101,437              48,844             121,851             867,548
    Depreciation and amortization                             325,826             171,939             330,313             375,099
    Loss on foreign currency transactions                     (49,850)                  -             (11,406)             67,549
                                                      ----------------    ----------------    ----------------    ----------------

           Total costs and expenses                         1,926,359           1,705,031           2,545,314           7,005,302
                                                      ----------------    ----------------    ----------------    ----------------

Income (loss) from continuing operations
    before provision for income taxes and
    minority interest in earnings of subsidiaries            (523,699)           (330,208)           (793,043)         (1,529,259)

Provision for income taxes                                    101,920             120,533             101,920              93,614
Minority interest in earnings of subsidiaries                 221,351             108,415             221,351             237,138
                                                      ----------------    ----------------    ----------------    ----------------

Income (loss) from continuing operations                     (200,428)           (101,260)           (469,772)         (1,198,507)

Income from discontinued operations                                 -                   -              41,899                   -

Loss on sale of discontinued operations                             -                   -          (1,323,083)                  -
                                                      ----------------    ----------------    ----------------    ----------------

Net income (loss)                                     $      (200,428)    $      (101,260)    $    (1,750,956)    $    (1,198,507)
                                                      ================    ================    ================    ================


Weighted average number of shares outstanding
    Basic                                                   2,871,000           3,063,000           2,871,000           3,063,000
                                                      ================    ================    ================    ================
    Diluted                                                 2,871,000           3,083,081           2,871,000           3,083,081
                                                      ================    ================    ================    ================

Income (loss) from continuing operations per share
    Basic                                             $         (0.07)    $         (0.03)    $         (0.16)    $         (0.39)
                                                      ================    ================    ================    ================
    Diluted                                           $         (0.07)    $         (0.03)    $         (0.16)    $         (0.39)
                                                      ================    ================    ================    ================

Net income (loss) per share
    Basic                                             $         (0.07)    $         (0.03)    $         (0.61)    $         (0.39)
                                                      ================    ================    ================    ================
    Diluted                                           $         (0.07)    $         (0.03)    $         (0.61)    $         (0.39)
                                                      ================    ================    ================    ================





                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       FOR THE NINE MONTHS
                                                                                                        ENDED DECEMBER 31,
                                                                                               ------------------------------------
                                                                                                      1996               1997
                                                                                               -----------------  -----------------
                                                                                                           (UNAUDITED)
Cash flows from operating activities
    Net income (loss)                                                                          $     (1,750,956)  $     (1,198,507)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Minority interest in earnings of subsidiaries                                                 403,577           (237,138)
          Depreciation and amortization                                                                 580,289            528,751
          Deferred taxes                                                                                 82,565            (49,423)
          Loss on sale of discontinued operations                                                     1,323,083                  -
          Equity in earnings (loss) of unconsolidated affiliates                                        117,832            117,832

       Changes in operating assets and liabilities
          Cash and securities segregated for regulatory purposes
             or deposited with regulatory agencies                                                      (17,391)           (29,425)
          Securities purchased under agreements to resell                                             4,331,950         (1,527,970)
          Receivables
             Customers                                                                               (2,118,931)         5,877,718
             Brokers, dealers and others                                                                379,459         (1,001,262)
             Affiliated companies                                                                    (3,425,052)        (2,005,968)
             Other                                                                                    3,841,458         (4,073,651)
          Securities owned, at value                                                                 (2,455,571)           676,602
          Other assets                                                                                  430,126           (323,700)
          Payables
             Customers                                                                                 (968,895)           365,189
             Brokers, dealers and others                                                               (475,589)         5,151,384
          Accounts payable and accrued expenses                                                        (360,383)        (2,957,979)
                                                                                               -----------------  -----------------

Net cash provided by (used in) operating activities                                                     (82,429)          (687,547)
                                                                                               -----------------  -----------------

Cash flows from investing activities
    Net proceeds from (payments for)
       Acquisition of Eastbrokers Beteiligungs AG, net of cash acquired                              (1,105,667)                 -
       Investments in affiliates                                                                     (1,353,530)          (896,688)
       Investments held for resale                                                                     (134,829)         2,054,907
       Purchases of furniture and equipment                                                            (236,081)          (280,855)
                                                                                               -----------------  -----------------

Net cash provided by (used in) investing activities                                                  (2,830,107)           877,364
                                                                                               -----------------  -----------------

Cash flows from financing activities
    Net proceeds from (payments for)
       Net proceeds from private placement                                                                    -            725,000
       Capital contributions by minority interests                                                    1,224,000                  -
       Short-term financings                                                                           (740,001)        (1,795,888)
       Short-term borrowings from affiliated companies                                                1,779,326           (823,113)
       Other long-term debt                                                                            (224,844)        (1,573,853)
                                                                                               -----------------  -----------------

Net cash provided by (used in) financing activities                                                   2,038,481         (3,467,854)
                                                                                               -----------------  -----------------

Foreign currency translation adjustment                                                               1,059,172         (1,351,177)
                                                                                               -----------------  -----------------

Increase (decrease) in cash and cash equivalents                                                        185,117         (4,629,214)

Cash and cash equivalents, beginning of period                                                        8,063,294          7,255,793
                                                                                               -----------------  -----------------

Cash and cash equivalents, end of period                                                       $      8,248,411    $     2,626,579
                                                                                               =================  =================



                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                       FOR THE NINE MONTHS
                                                                                                        ENDED DECEMBER 31,
                                                                                               ------------------------------------
                                                                                                     1996               1997
                                                                                               -----------------  -----------------
                                                                                                           (UNAUDITED)
Supplemental disclosure of cash flow information
    Cash paid for income taxes                                                                 $              -    $             -
                                                                                               -----------------  -----------------

    Cash paid for interest                                                                     $        332,702    $       173,560
                                                                                               -----------------  -----------------























                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

                                   (UNAUDITED)


1.   INTERIM REPORTING

     The financial statements of Eastbrokers International Incorporated (the "Company") for the nine months ended December 31, 1997 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

     The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997 and amendments thereto include accounting policies and additional information pertinent to an understanding of these interim financial statements.

     For the nine months ended December 31, 1996, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company, the financial position of Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers AG") as of August 1, 1996 (the date of acquisition), and the discontinued operations of its subsidiary, Hotel Fortuna a.s., for the nine months ended September 30, 1996.

     For the nine months ended December 31, 1997, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of the Company for the nine months ended December 31, 1997. The financial position of its subsidiary, Eastbrokers AG is as of September 30, 1997. The results of operations and cash flows of Eastbrokers AG are for the nine months ended September 30, 1997.

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

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

          EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128 (SFAS 128), "Earnings Per Share", effective for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. The Company has adopted the provisions of SFAS 128, as required, during the third quarter of its fiscal year ending March 31, 1998. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed using the weighted-average number of common shares and potential dilutive common shares outstanding during the period. All earnings per share

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

                                   (UNAUDITED)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS PER SHARE (CONTINUED)

     amounts for all periods have been presented, and where necessary, restated to conform to SFAS 128 requirements.

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

3.    ACQUISITION OF EASTBROKERS BETEILIGUNGS AKTIENGESELLSCHAFT

     Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers AG") is an Austrian based holding company that has established a presence in 12 Central and Eastern European countries through its network of subsidiaries and affiliate offices. On August, 1, 1996, the Company acquired 80 percent of the outstanding stock of Eastbrokers AG through the issuance of 1,080,000 shares of the Company's common stock valued at $5,400,000. At the time of the acquisition, the Company's stock was trading at approximately $7.50 per share. A discount to the per share price was recognized in consideration of the size of the block of shares with respect to the number of outstanding shares and because the stock issued was restricted stock. As a participant in Eastbrokers Vienna's capital increase, the Company later acquired an additional 245,320 of an available 270,000 shares for cash increasing its ownership percentage to 83.62 percent. In two separate transactions in November and December 1996, the Company purchased 67,756 additional shares, increasing its ownership percentage to approximately 92 percent.

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

4.    INVESTMENTS IN AFFILIATED COMPANIES

         INVESTMENT IN WMP BORSENMAKLER AKTIENGESELLSCHAFT

     Through its subsidiary, Eastbrokers Vienna, acquired an additional 2 percent of the outstanding shares during its most recent quarter and now owns a 51 percent interest in the outstanding capital stock of WMP

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

                                   (UNAUDITED)


4.    INVESTMENTS IN AFFILIATED COMPANIES

         INVESTMENT IN WMP BORSENMAKLER AKTIENGESELLSCHAFT (CONTINUED)

     Borsenmakler Aktiengesellschaft ("WMP"). The financial statements have been restated to reflect the consolidation of WMP. WMP is a stock broker-dealer and market maker in Vienna, Austria and is licensed as a Class B bank under Austrian law. A Class B bank may, at its discretion, conduct any of the normal activities associated with a bank with one major exception: it cannot accept customer deposits.

         INVESTMENTS IN OTHER UNCONSOLIDATED AFFILIATES

     The Company also has other investments in unconsolidated affiliates through Eastbrokers Vienna. These affiliates are accounted for using the equity method of accounting. These investments are predominantly start-up operations. As of September 30, 1997, these unconsolidated affiliate investments included the following offices: Zagreb, Croatia; Ljubljana, Slovenia; Almaty, Kazakstan; Moscow, Russia; Sofia, Bulgaria; Slovakia Industries; and NIF TRUD Investment Fund. For the period ended September 30, 1997, the Company's proportionate share of the losses related to these operations totaled approximately $118,000 USD.

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

5.    FINANCIAL INSTRUMENTS

     Financial instruments owned consist of the Company's proprietary trading and investment accounts, securities purchased under agreements to resell, and investments held for resale. The Company's financial instruments, at fair value, are as follows:

                                                                September 30,
                                                                     1997
                                                               ---------------
     Securities purchased under agreements to resell
         Sovereign government debt - Hungary                     $    769,505
         Corporate equities - Hungary                               1,167,330
                                                                 -------------

                                                                 $  1,936,835
                                                                 =============
     Securities owned at value
         Corporate equities - Austria                            $  7,536,895
         Corporate equities - Czech Republic                          428,113
         Corporate equities - Slovak Republic                         676,376
         Corporate equities - Poland                                  441,785
                                                                 -------------

                                                                 $  9,083,125
                                                                 =============
     Available for sale securities
         Corporate equities - Austria                            $    192,542
         Corporate equities - Czech Republic                          130,605
                                                                 -------------

                                                                 $    323,147
                                                                 =============

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

                                   (UNAUDITED)


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

     This Form 10-QSB for the quarterly period ended December 31, 1997, makes reference to the Company's Annual Report and amendments thereto on Form 10-KSB dated June 30, 1997 ("Report"). The Report includes information necessary or useful to an understanding of the Company's businesses and financial statement presentations. The Company will furnish a copy of this Report upon request made directly to the Company's headquarters at 15245 Shady Grove Road, Suite 340, Rockville, Maryland 20850, telephone number (301) 527-1110 and facsimile number
(301) 527-1112.

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

     The Company intends to have its North American offices fully operational prior to the end of its fiscal year ending March 31, 1998. After an extended regulatory review of seven months by the NASD, Eastbrokers North America, Inc. ("Eastbrokers NA") finally obtained regulatory approval on November 4, 1997. Accordingly, Eastbrokers NA may now commence operations and begin accepting customer accounts. It may also actively pursue and solicit qualified institutional clients. This subsidiary will act as an introducing broker in that it does not clear its own securities transactions, but instead, it intends to contract to have such transactions cleared through clearing broker on a fully disclosed basis. In a fully disclosed clearing transaction, the identity of the Company's client is known to the clearing broker. Generally, a clearing broker physically maintains the client's account and performs a variety of services as agent for the Company, including clearing all securities transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds). The Company intends to utilize the services of the Bear Stearns Companies, Inc. ("Bear Stearns") and Herzog Heine Geduld, Inc. ("Herzog") as its fully disclosed clearing brokers. Bear Stearns and Herzog are recognized as leading firms in clearing transactions.

     Eastbrokers NA intends to develop a U.S. client base whereby various emerging market corporate securities and other proprietary corporate finance products originating from the Company's offices in Central and Eastern Europe will be distributed in the U.S. Eastbrokers NA also intends to offer a U.S. Treasury Trading Program. This program is designed to be an "intraday" trading vehicle (i.e., no overnight positions will be held in this program) providing customers with next day access to their funds.

     The Company is currently in the process of developing a Level One ADR program ("ADR program") for several of its Central and Eastern European corporate clients. Under the ADR program, the shares of these corporate clients would be utilized to create an ADR which would be listed on the U.S. over-the-counter market.

     In preparation for the opening of the Bulgarian stock exchange in late 1997/early 1998, the Company has concentrated a significant portion of its assets in companies related to its Bulgarian operations. However, there is no guarantee that these operations will be successful.

     Due to the continued expansion of its operations in Central and Eastern Europe, the Company has determined that it will make a change in its auditors to a firm with more expertise and experience in the international marketplace. The Board of Directors has appointed Deloitte & Touche as independent public accountants of the Company for the fiscal year ending March 31, 1998. This appointment was submitted to a vote of the stockholders of the Company and ratified at the Company's Annual Meeting on December 17, 1997.

     On October 31, 1997, the Company announced its intent to open a full service brokerage operation in the Ukraine, subject to obtaining the required regulatory approvals. International money managers anticipate that the Ukraine should continue to be one of the most important economies of the former Soviet Union, second only to Russia. As such, they have already committed several billion dollars for investment into the Ukraine.

     RESULTS OF OPERATIONS. SEE Note 1 of the Notes to Consolidated Financial Statements for the Nine Months Ended December 31, 1997, for an explanation of the basis of presentation of the financial statements. For the quarterly period ended December 31, 1997, the Company generated consolidated revenues in the amount of $1,374,823, compared to $1,402,660 for the quarterly period ended December 31, 1996. For the quarterly period ended September 30, 1997, separate quarterly information for Eastbrokers AG is not available. Quarterly information is not available for Eastbrokers AG for quarterly period ended September 30, 1996. Total revenues are significantly below management's original expectations due to the unexpected and continuing downturn of the market in the Czech Republic. The significant change from the prior year's total revenues for the Company is a combination of the effects of the disposition of the Hotel Fortuna a.s. and the acquisition of Eastbrokers AG on August 1, 1996. Quarterly information is generally not available for Eastbrokers AG for periods prior to the acquisition as there is no statutory reporting requirements other than year-end.

     The Company incurred total consolidated costs and expenses of $1,705,031 for the quarterly period ended December 31, 1997, compared to $1,926,359 for the quarterly period ended December 31, 1996. For the quarterly period ended September 30, 1997, separate quarterly information for Eastbrokers AG is not available. Quarterly information is not available for Eastbrokers AG for quarterly period ended September 30, 1996. The change from the prior year to the current year is related to expenses incurred in the development of the Company's New York and Bulgarian operations and continuing consulting expenses related to potential corporate finance opportunities. Also contributing to the increase is the change from the hospitality industry to the securities industry.

     The Company incurred a consolidated net loss from continuing operations of $101,260 for the quarterly period ended December 31, 1997, compared to a consolidated net loss from continuing operations of $200,428 for the quarterly period ended December 31, 1996. For the quarterly period ended September 30, 1997, Eastbrokers AG incurred a consolidated net loss from continuing operations of $158,271. Separate quarterly information is not available for Eastbrokers AG for quarterly period ended September 30, 1996. The Company notes that this change is primarily attributable to the significant downturn of the market in the Czech Republic, expenses related to the development of the New York and
Bulgarian operations, continuing consulting expenses related to corporate finance opportunities, and operating losses generated from WMP. The Czech Republic operations contributed approximately $100,000 to the net loss for the quarter and the start up expenses related to the New York operations contributed approximately $175,000 to the net loss for the quarter. The development of the Company's New York and Bulgarian operations has consumed a substantial amount of the Company's resources in that key members of management have devoted significant amounts of time and energy to these projects. Management has evaluated the costs incurred to date and has determined that these projects represent valuable worthwhile activities in the best interest of the Company. In response to the unexpected downturn in the Czech Republic, the Company has downsized its Prague based operations. The Company is also reviewing its Central and Eastern European operations to identify potential cost savings or additional revenue producing opportunities. Based on the results of this evaluation, management may determine to restructure or downsize other offices as appropriate. Based on the reviews of the operations to date, the Company has undertaken the necessary steps to reduce certain costs by streamlining its Rockville, Maryland and Vienna, Austria operations. These cost cutting measures and the reduction of the Prague, Czech Republic office should result in expense reductions of approximately one million dollars per year. WMP total revenues are approximately 60 percent below the total revenues for the corresponding period of the prior year. This decrease is attributable to the introduction of the electronic trading system to the continuous trading section of the Vienna Stock Exchange which significantly reduced the volume of institutional trades handled by WMP. In response to this change, WMP has significantly reduced its operating costs to minimize its operating losses and is in the process of applying for an expanded banking license.

     Other changes affecting the net loss for the quarter include the effects of income taxes and minority interest in the earnings of subsidiaries. The Company is subject to income taxation in multiple jurisdictions (countries). As such, losses in one jurisdiction can generally not be utilized to offset taxable income in another jurisdiction. Also, to utilize the tax losses incurred, the Company may be subject to jurisdictional audit requirements which require an audit by a governmental agency prior to their allowance as an offset to taxable income. Accordingly, certain jurisdictions may generate taxable income while others generate losses that will be suspended until such time the local jurisdictional authorities approve the utilization of the losses. The combined effective tax rate is the result of multiple jurisdictions and uncertainties related to the utilization of loss carryforwards in certain jurisdictions. These factors may vary from quarter to quarter. With regard to U.S. operations, the Company's policy is to suspend the losses incurred until such time as the loss carryforwards have a reasonable expectation of being utilized. Since the New York office has received regulatory approval to commence operations, the Company has recognized an estimated tax benefit of approximately $127,000 related to this office. No other income tax benefit has been recorded for the current quarter related to U.S. operations. At the time the 10-KSB for the year ended March 31, 1997 was filed, the Company did not anticipate any significant changes in the effective tax rates being utilized. However, due to the effects created by multiple jurisdictions and the share of the net income or loss attributable to each jurisdiction, the effective tax rate is subject to change. During the prior year, the Company acquired the outstanding minority interest of two of its subsidiaries which significantly reduced the effect of minority interest to earnings. The minority interest in earnings for the current quarter is primarily attributable to the Company's Hungarian operations and WMP AG. The significant change in the minority interest is attributable to the consolidation of WMP AG.

     On December 31, 1997, the Company had total current assets of $31,290,373 and total current liabilities of $11,493,858, compared to $36,484,928 and $20,736,326, respectively, on September 30, 1996. As of the date of this filing, the Company believes that it has adequate liquidity to meet its current obligations. However, no assurances can be made as to the Company's ability to meet its cash requirements in connection with any expansion of the Company's operations or any possible business combinations.

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

     The costs associated with the Company's involvement in privatization activities, its pursuit of corporate finance opportunities, the unexpected downturn of the economy of the Czech Republic and the effect this downturn has had on the Company's operations and the costs associated with the start up of the New York operations are the primary factors contributing to the negative operating cash flows experienced in the quarterly period ended December 31, 1997. Management anticipates that the Company will continue to generate negative cash flows through the next quarter. Management also anticipates that preliminary work performed related to corporate finance activities will begin generating operating cash flows in the fourth quarter of the fiscal year ending March 31, 1998 and its efforts in the various privatization activities will begin generating operating cash flows near the beginning of the Company's fiscal year beginning April 1, 1998. However, there is no guarantee that such operating cash flows will materialize by the anticipated dates or whether they will be sufficient to offset other operational expenses.

     The cash flows for nine month period ended December 31, 1997 reflect the volatile nature of the securities industry and the reallocation of the Company's assets indicative of a growing organization. The change in the foreign currency translation adjustment is primarily related to the fluctuations in the Company's functional currencies to the U.S. dollar. The U.S. dollar and its unexpected strength coupled with the unexpected weakness of the European currencies (including the German Deutchmarke) have negatively impacted the Company's overall earnings as well as the cumulative translation adjustment. The primary functional currencies affecting the Company are as follows: U.S. Dollar, Austrian Schilling, Czech Koruna, Hungarian Forint, Slovak Koruna and the Polish Zloty. For the nine month period ended December 31, 1997, the Company reported a cumulative foreign currency translation adjustment in its statement of cash flows of approximately $1,351,000. The effect of the exchange rate changes on a country by country basis are approximately as follows: Austria -- $930,000, Czech Republic -- $170,000, Hungary -- $153,000, Poland -- $98,000.

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

     On February 20, 1998, the Company sold 1,227,000 newly issued units consisting of one share of Common Stock and one Class C warrants in a private placement for $6,135,000 in cash, or a price of $5.00 per unit (approximately 40 percent below the then current market price as of February 19, 1998.) The Class C warrants are convertible into one share of Common Stock at a price of $7.00 per share. These units were offered and sold to various accredited investors.

     In the above described sale, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended (the "Act") provided by Regulation D as promulgated under the Act.

                           PART II -- OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES

     On February 20, 1998, the Company sold 1,227,000 newly issued units consisting of one share of Common Stock and one Class C warrants in a private placement for $6,135,000 in cash, or a price of $5.00 per unit (approximately 40 percent below the then current market price as of February 19, 1998.) The Class C warrants are convertible into one share of Common Stock at a price of $7.00 per share. These units were offered and sold to various accredited investors.

     In the above described sale, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended (the "Act") provided by Regulation D as promulgated under the Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 17, 1997, the Company held the 1997 Annual Meeting of Stockholders of Eastbrokers International Incorporated ("Annual Meeting"). At this meeting, the Company's Board of Directors submitted one proposed amendment to the Company's Certificate of Incorporation to the stockholders and one proposed amendment to the Company's 1996 Stock Option Plan. The Board of Directors also submitted proposals to the stockholders to elect one new director and ratify the appointment of the Company's independent auditors for the current fiscal year. The holders of 2,634,292 shares of stock entitled to vote, which constituted a quorum, were present at the annual meeting in person or by proxy. As of the record date, there were 3,063,000 shares issued and outstanding.

     Proposal No. 1 - Election of Director. One nominee, Peter Schmid, was submitted to the stockholders. The nomination of Messr. Schmid to serve as directors for a three year term was approved by the stockholders., 2,591,598 voted for the proposal and 42,694 votes withheld with no votes against or abstained from voting.

     Proposal No. 2 - Amendment to the Certificate of Incorporation to Increase the Number of Authorized Shares of Capital Stock. 2,497,329 voted in favor of the proposal, 36,003 voted against the proposal, 1,160 abstained from voting and 99,800 did not vote.

     Proposal No. 3 - Amendment to the Company's 1996 Stock Option Plan. Amendment was not approved by the stockholders. The required affirmative vote of sixty-six and two thirds percent of the outstanding shares was not met. 1,522,542 voted in favor of the proposal, 37,723 voted against the proposal, 790 abstained from voting and 1,073,237 did not vote.


     Proposal No. 4 - Ratification of the Appointment of Auditors. The appointment of the accounting firm of Deloitte & Touche, LLP was approved by the stockholders. 2,630,032 voted in favor of the proposal, 2,500 voted against the proposal, 1,760 abstained from voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits required by Item 601 of Regulation S-B

      Exhibit No.        Description
      -----------        -----------------------

         (16)            Letter on Change in Certifying Accountant
                         Item 7 of Current Report on Form 8-K dated
                         November 4, 1997 (1)

         (16)            Letter on Change in Certifying Accountant
                         Item 7 of Current Report on Form 8-K dated
                         January 22, 1998 (2)

         (27)            Financial Data Schedule (Electronic Filing Only).



     b. One report on Form 8-K was filed during the quarterly period ended December 31, 1997.









     (1) Incorporated by reference from the Current Report on Form 8-K dated November 4, 1997 (File No. 0-26202).

     (2) Incorporated by reference from the Current Report on Form 8-K dated January 22, 1998 (File No. 0-26202).

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

Dated:  February 23, 1998

                               INDEX TO EXHIBITS


      Exhibit No.        Description
      -----------        -----------------------

         (27)            Financial Data Schedule (Electronic Filing Only).