Form 10QSB/A
period 1997-12-31
EASTBROKERS INTERNATIONAL INC
filed 1998-06-15
CIK 899627

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

                             -----------------------

               Amending Part 1 - Item 1. Financial Statements and
           Management's Discussion and Analysis or Plan of Operation

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


                        PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                      DECEMBER 31,
                                                                                          ------------------------------------
                                                                                                1996                1997
                                                                                          ----------------    ----------------
                                                                                            (AS RESTATED)
                                                                                                      (UNAUDITED)

ASSETS
    Cash and cash equivalents                                                             $     5,011,917     $     2,626,579
    Cash and securities segregated for regulatory
        purposes or deposited with clearing organizations                                          67,230           1,098,073
    Securities purchased under agreements to resell                                             2,126,603           1,936,835
    Securities borrowed                                                                                 -             904,015
    Receivables
        Customers                                                                               6,076,554             100,054
        Broker dealers and other                                                                  399,897             732,517
        Affiliated companies                                                                       43,486           5,370,008
        Other                                                                                     972,134           9,439,123
    Securities owned, at value
        Equities and other                                                                      3,172,553           9,083,169
    Buildings, furniture and equipment, at cost (net of
        accumulated depreciation and amortization of
        $682,224 and $1,238,397, respectively)                                                  2,213,747             766,218
    Deferred taxes                                                                                133,277           2,827,446
    Investments held for resale                                                                 6,622,333             323,147
    Investments in affiliated companies                                                         6,995,145           1,315,840
    Goodwill                                                                                    2,128,641           2,299,802
    Other assets and deferred amounts                                                             656,530           1,601,907
                                                                                          ----------------    ----------------

           Total Assets                                                                   $    36,620,047     $    40,424,733
                                                                                          ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings
        Lines of credit                                                                   $     1,782,442     $     1,341,999
        Affiliated companies                                                                    1,017,951           1,060,975
    Payables
        Customers                                                                               9,547,745           1,416,999
        Broker dealers and other                                                                  647,476           6,195,616
    Accounts payable and accrued expenses                                                         443,930             548,524
    Other liabilities and deferred amounts                                                        895,464             929,745
                                                                                          ----------------    ----------------

                                                                                               14,335,008          11,493,858

    Long-term borrowings                                                                        2,374,228           3,339,218
                                                                                          ----------------    ----------------

           Total liabilities                                                                   16,709,236          14,833,076
                                                                                          ----------------    ----------------

    Minority interest in consolidated subsidiaries                                              1,903,306           9,396,018
                                                                                          ----------------    ----------------

    Stockholders' equity
        Common stock; $.05 par value; 10,000,000 shares
           authorized; 2,871,000 and 3,063,000 shares issued and
           outstanding at December 31, 1996 and 1997, respectively                                143,550             153,150
        Paid-in capital                                                                        19,089,233          20,183,308
        Retained earnings (accumulated deficit)                                                (1,402,174)         (1,716,136)
        Note receivable - common stock                                                                  -            (300,000)
        Unrealized gain/loss on available for sale investments                                    435,177                   -
        Cumulative translation adjustment                                                        (258,281)         (2,124,683)
                                                                                          ----------------    ----------------

           Total stockholders' equity                                                          18,007,505          16,195,639
                                                                                          ----------------    ----------------

           Total Liabilities and Stockholders' Equity                                     $    36,620,047     $    40,424,733
                                                                                          ================    ================




                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE QUARTERLY PERIOD                  FOR THE NINE MONTHS
                                                               ENDED DECEMBER 31,                      ENDED DECEMBER 31,
                                                      ------------------------------------    ------------------------------------
                                                            1996                1997                1996                1997
                                                      ----------------    ----------------    ----------------    ----------------
                                                       (AS RESTATED)                           (AS RESTATED)
                                                                  (UNAUDITED)                             (UNAUDITED)

Revenues
    Commissions                                       $       226,950     $       631,131     $       226,950     $     1,615,510
    Fees                                                      258,523              45,685             258,523             380,951
    Interest and dividends                                    220,045             166,479             340,082             394,675
    Principal transactions, net
       Trading                                                343,034             371,766             343,034           2,042,612
       Investment                                             788,505            (259,555)            788,505             380,717
    Other                                                     (68,400)            397,876             161,174             779,410
    Equity in earnings of unconsolidated affiliates          (301,115)             21,441            (301,115)           (117,832)
                                                      ----------------    ----------------    ----------------    ----------------

           Total revenues                                   1,467,542           1,374,823           1,817,153           5,476,043
                                                      ----------------    ----------------    ----------------    ----------------

Costs and expenses
    Compensation and benefits                                 245,407             467,355             477,107           1,803,672
    Interest                                                   87,157              35,724             220,582             173,560
    Brokerage, clearing, exchange fees and other              378,716              57,648             378,716             575,661
    Occupancy                                                 110,535             209,067             203,535             621,601
    Office supplies and expenses                               97,722             151,000             135,770             364,378
    Communications                                             63,988              92,726              63,988             340,290
    Advertising                                                58,149              37,084              58,149             131,815
    Legal fees                                                 55,419              46,323              55,419             122,441
    Consulting fees                                            58,099             192,782              58,099           1,020,189
    Travel                                                     55,940             125,656             115,377             400,454
    Education                                                  16,556               3,839              16,556              26,138
    Automotive                                                 26,753              65,044              26,753             114,907
    General and administrative                                 83,949              48,844             104,363             867,548
    Depreciation and amortization                             292,051             171,939             296,538             375,099
    Loss on foreign currency transactions                     (49,850)                  -             (11,406)             67,549
                                                      ----------------    ----------------    ----------------    ----------------

           Total costs and expenses                         1,580,591           1,705,031           2,199,546           7,005,302
                                                      ----------------    ----------------    ----------------    ----------------

Income (loss) from continuing operations
    before provision for income taxes and
    minority interest in earnings of subsidiaries            (113,049)           (330,208)           (382,393)         (1,529,259)

Provision for income taxes                                    (50,501)            120,533             (50,501)             93,614
Minority interest in earnings of subsidiaries                 (36,878)            108,415             (36,878)            237,138
                                                      ----------------    ----------------    ----------------    ----------------

Income (loss) from continuing operations                     (200,428)           (101,260)           (469,772)         (1,198,507)

Income from discontinued operations                                 -                   -              41,899                   -

Loss on sale of discontinued operations                             -                   -          (1,323,083)                  -
                                                      ----------------    ----------------    ----------------    ----------------

Net income (loss)                                     $      (200,428)    $      (101,260)    $    (1,750,956)    $    (1,198,507)
                                                      ================    ================    ================    ================


Weighted average number of shares outstanding
    Basic                                                   2,871,000           3,063,000           2,871,000           3,063,000
                                                      ================    ================    ================    ================
    Diluted                                                 2,871,000           3,083,081           2,871,000           3,083,081
                                                      ================    ================    ================    ================

Income (loss) from continuing operations per share
    Basic                                             $         (0.07)    $         (0.03)    $         (0.16)    $         (0.39)
                                                      ================    ================    ================    ================
    Diluted                                           $         (0.07)    $         (0.03)    $         (0.16)    $         (0.39)
                                                      ================    ================    ================    ================

Net income (loss) per share
    Basic                                             $         (0.07)    $         (0.03)    $         (0.61)    $         (0.39)
                                                      ================    ================    ================    ================
    Diluted                                           $         (0.07)    $         (0.03)    $         (0.61)    $         (0.39)
                                                      ================    ================    ================    ================






                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                       FOR THE NINE MONTHS
                                                                                                        ENDED DECEMBER 31,
                                                                                               ------------------------------------
                                                                                                      1996               1997
                                                                                               -----------------  -----------------
                                                                                                 (AS RESTATED)
                                                                                                           (UNAUDITED)
Cash flows from operating activities
    Net income (loss)                                                                          $     (1,750,956)  $     (1,198,507)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Minority interest in earnings of subsidiaries                                                 403,577           (237,138)
          Depreciation and amortization                                                                 494,144            528,751
          Deferred taxes                                                                                 82,565            (49,423)
          Loss on sale of discontinued operations                                                     1,323,083                  -
          Equity in earnings (loss) of unconsolidated affiliates                                        301,115            117,832

       Changes in operating assets and liabilities
          Cash and securities segregated for regulatory purposes
             or deposited with regulatory agencies                                                      (34,801)           (29,425)
          Securities purchased under agreements to resell                                             4,331,950         (1,527,970)
          Receivables
             Customers                                                                               (2,199,261)         5,877,718
             Brokers, dealers and others                                                                348,256         (1,001,262)
             Affiliated companies                                                                    (3,388,705)        (2,005,968)
             Other                                                                                    1,721,108         (4,073,651)
          Securities owned, at value                                                                 (2,238,065)           676,602
          Other assets                                                                                  352,868           (323,700)
          Payables
             Customers                                                                                  382,105            365,189
             Brokers, dealers and others                                                               (479,519)         5,151,384
          Accounts payable and accrued expenses                                                         (85,296)        (2,957,979)
                                                                                               -----------------  -----------------

Net cash provided by (used in) operating activities                                                    (435,832)          (687,547)
                                                                                               -----------------  -----------------

Cash flows from investing activities
    Net proceeds from (payments for)
       Acquisition of Eastbrokers Beteiligungs AG, net of cash acquired                              (1,105,667)                 -
       Investments in affiliates                                                                     (2,577,530)          (896,688)
       Investments held for resale                                                                     (134,829)         2,054,907
       Purchases of furniture and equipment                                                            (236,081)          (280,855)
                                                                                               -----------------  -----------------

Net cash provided by (used in) investing activities                                                  (4,054,107)           877,364
                                                                                               -----------------  -----------------

Cash flows from financing activities
    Net proceeds from (payments for)
       Net proceeds from private placement                                                                    -            725,000
       Capital contributions by minority interests                                                      304,166                  -
       Short-term financings                                                                          1,013,156         (1,795,888)
       Short-term borrowings from affiliated companies                                                2,256,356           (823,113)
       Other long-term debt                                                                            (224,844)        (1,573,853)
                                                                                               -----------------  -----------------

Net cash provided by (used in) financing activities                                                   3,348,834         (3,467,854)
                                                                                               -----------------  -----------------

Foreign currency translation adjustment                                                                 962,436         (1,351,177)
                                                                                               -----------------  -----------------

Increase (decrease) in cash and cash equivalents                                                       (178,669)        (4,629,214)

Cash and cash equivalents, beginning of period                                                        5,190,586          7,255,793
                                                                                               -----------------  -----------------

Cash and cash equivalents, end of period                                                       $      5,011,917    $     2,626,579
                                                                                               =================  =================




                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                                       FOR THE NINE MONTHS
                                                                                                        ENDED DECEMBER 31,
                                                                                               ------------------------------------
                                                                                                     1996               1997
                                                                                               -----------------  -----------------
                                                                                                 (AS RESTATED)
                                                                                                           (UNAUDITED)
Supplemental disclosure of cash flow information
    Cash paid for interest                                                                     $        235,076    $       173,560
                                                                                               -----------------  -----------------


    Non-cash transactions
       Common shares of CEZ and Vodni Stavby, Praha
          received in the disposition of the Hotel Fortuna                                     $      7,957,012    $             -
                                                                                               -----------------  -----------------

       Common shares of CEZ and Vodni stavby, Praha transferred
          in lieu of cash payment for debt and accrued interest                                $      1,550,508    $             -
                                                                                               -----------------  -----------------

       Eastbrokers International shares issued for Eastbrokers Beteiligungs AG acquisition     $      5,450,000    $             -
                                                                                               -----------------  -----------------


























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

         INVESTMENT IN WMP BORSENMAKLER AKTIENGESELLSCHAFT (CONTINUED)


     Borsenmakler Aktiengesellschaft ("WMP"). The financial statements reflect the consolidation of WMP. WMP is a stock broker-dealer and market maker in Vienna, Austria and is licensed as a Class B bank under Austrian law. A Class B bank may, at its discretion, conduct any of the normal activities associated with a bank with one major exception: it cannot accept customer deposits.


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


     RESULTS OF OPERATIONS. SEE Note 1 of the Notes to Consolidated Financial Statements for the Nine Months Ended December 31, 1997, for an explanation of the basis of presentation of the financial statements. For the quarterly period ended December 31, 1997, the Company generated consolidated revenues in the amount of $1,374,823, compared to $1,467,542 for the quarterly period ended December 31, 1996. For the quarterly period ended September 30, 1997, Eastbrokers AG generated consolidated revenues in the amount of $2,560,087. Quarterly information is not available for Eastbrokers AG for quarterly period ended September 30, 1996. Total revenues are significantly below management's original expectations primarily due to the unexpected and continuing downturn of the market in the Czech Republic. The significant change from the prior year's total revenues for the Company is a combination of the effects of the disposition of the Hotel Fortuna a.s. and the acquisition of Eastbrokers AG on August 1, 1996. Quarterly information is generally not available for Eastbrokers AG for periods prior to the acquisition as there is no statutory reporting requirements other than year-end.

     The Company incurred total consolidated costs and expenses of $1,705,031 for the quarterly period ended December 31, 1997, compared to $1,580,591 for the quarterly period ended December 31, 1996. For the quarterly period ended
September 30, 1997, Eastbrokers AG incurred total consolidated costs and expenses of $2,428,396. Quarterly information is not available for Eastbrokers AG for quarterly period ended September 30, 1996. The change from the prior year to the current year is related to expenses incurred in the development of the Company's New York and Bulgarian operations and continuing consulting expenses related to potential corporate finance opportunities. Also contributing to the increase is the change from the hospitality industry to the securities industry.

     The Company incurred a consolidated net loss from continuing operations of $101,260 for the quarterly period ended December 31, 1997, compared to a consolidated net loss from continuing operations of $200,428 for the quarterly period ended December 31, 1996. For the quarterly period ended September 30, 1997, Eastbrokers AG reflected a consolidated net income from continuing operations of $158,271. Separate quarterly information is not available for Eastbrokers AG for quarterly period ended September 30, 1996. The Company notes that this change is primarily attributable to the significant downturn of the market in the Czech Republic, expenses related to the development of the New York and Bulgarian operations, continuing consulting expenses related to corporate finance opportunities, and operating losses generated from WMP. The Czech Republic operations contributed approximately $100,000 to the net loss for the quarter and the start up expenses related to the New York operations contributed approximately $175,000 to the net loss for the quarter. The development of the Company's New York and Bulgarian operations has consumed a substantial amount of the Company's resources in that key members of management have devoted significant amounts of time and energy to these projects. Management has evaluated the costs incurred to date and has determined that these projects represent valuable worthwhile activities in the best interest of the Company. In response to the unexpected downturn in the Czech Republic, the Company has downsized its Prague based operations. The Company is also reviewing its Central and Eastern European operations to identify potential cost savings or additional revenue producing opportunities. Based on the results of this evaluation, management may determine to restructure or downsize other offices as appropriate. Based on the reviews of the operations to date, the Company has undertaken the necessary steps to reduce certain costs by streamlining its Rockville, Maryland and Vienna, Austria operations. These cost cutting measures and the reduction of the Prague, Czech Republic office should result in expense reductions of approximately one million dollars per year. WMP total revenues are approximately 60 percent below the total revenues for the corresponding period of the prior year. This decrease is attributable to the introduction of the electronic trading system to the continuous trading section of the Vienna Stock Exchange which significantly reduced the volume of institutional trades handled by WMP. In response to this change, WMP has significantly reduced its operating costs to minimize its operating losses and is in the process of applying for an expanded banking license.

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

     On December 31, 1997, the Company had total current assets of $31,290,373 and total current liabilities of $11,493,858, compared to $25,149,237 and $14,335,008, respectively, on December 31, 1996. As of the date of this filing, the Company believes that it has adequate liquidity to meet its current obligations. However, no assurances can be made as to the Company's ability to meet its cash requirements in connection with any expansion of the Company's operations or any possible business combinations.

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

     On February 20, 1998, the Company sold 1,227,000 newly issued units consisting of one share of Common Stock and one Class C warrants in a private placement for $6,135,000 in cash, or a price of $5.00 per unit (approximately 40 percent below the then current market price as of February 19, 1998.) Each of the Class C warrants are convertible into one share of Common Stock at a price of $7.00 per share. These units were offered and sold to various accredited investors.

     In the above described sale, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended (the "Act") provided by Regulation D as promulgated under the Act.

                           PART II -- OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES

     On February 20, 1998, the Company sold 1,227,000 newly issued units consisting of one share of Common Stock and one Class C warrants in a private placement for $6,135,000 in cash, or a price of $5.00 per unit (approximately 40 percent below the then current market price as of February 19, 1998.) Each of the Class C warrants are convertible into one share of Common Stock at a price of $7.00 per share. These units were offered and sold to various accredited investors.

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

Dated:  June 15, 1998

                               INDEX TO EXHIBITS


      Exhibit No.        Description
      -----------        -----------------------

         (27)            Financial Data Schedule (Electronic Filing Only).