Form 10KSB
period 1998-03-31
EASTBROKERS INTERNATIONAL INC
filed 1998-11-02
CIK 899627

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                   FORM 10-KSB
                       ----------------------------------

         Mark One
             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

                                       OR

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       ----------------------------------

                         Commission file number 0-26202

                     EASTBROKERS INTERNATIONAL INCORPORATED
        (Exact name of small business issuer as specified in its charter)
                       ----------------------------------

            Delaware                                     52-1807562
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

          15245 Shady Grove Road, Suite 340, Rockville, Maryland 20850
               (Address of principal executive offices) (Zip Code)

                                 (301) 527-1110
                (Issuer's telephone number, including area code)
                       ----------------------------------

                Securities registered under Section 12(b) of the
                                 Exchange Act:
                                      None

                Securities registered under Section 12(g) of the
                                 Exchange Act:
                          Common Stock, $.05 par value
                                Class A Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year:  $10,138,881.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the bid and ask price of such common equity on October 26, 1998 was approximately $13,000,000.

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on October 26, 1998, was 4,767,750.

Transitional Small Business Disclosure Format:  Yes |_|     No  |X|


================================================================================

                    EASTBROKERS INTERNATIONAL INCORPORATED


                             INDEX TO FORM 10-KSB

                                                                        PAGE
                                    PART I

Item   1.   Description of Business.....................................  3
Item   2.   Description of Property..................................... 15
Item   3.   Legal Proceedings........................................... 15
Item   4.   Submission of Matters to a Vote of Security Holders......... 16


                                   PART II

Item   5.   Market for Common Equity and Related Stockholder Matters.... 17
Item   6.   Management's Discussion and Analysis or Plan of Operation... 18
Item   7.   Financial Statements
               Historical Financial Statements
               Independent Auditor's Report as at and for the period
                    ended March 31, 1998 ............................... 31
               Independent Auditor's Report as at and for the period
                    ended March 31, 1997 ............................... 32
               Consolidated Statements of Financial Condition as at
                    March 31, 1998 and 1997 ............................ 33
               Consolidated Statements of Operations for the 12 months
                    ended March 31, 1998 and 1997....................... 34
               Consolidated Statements of Changes in Shareholders'
                    Equity for the 12 months ended March 31, 1998
                    and 1997............................................ 35
               Consolidated Statements of Cash Flows for the 12 months
                    ended March 31, 1998 and 1997....................... 36
               Notes to Consolidated Financial Statements............... 38
Item   8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure................................. 56


                                   PART III

Item  9.    Directors and Executive Officers of the Registrant.......... 57
Item 10.    Executive Compensation...................................... 59
Item 11.    Security Ownership of Certain Beneficial Owners and
               Management............................................... 62
Item 12.    Certain Relationships and Related Transactions.............. 63
Item 13.    Exhibits and Reports on Form 8-K............................ 65
Signatures.............................................................. 66

                                     PART I


Item   1.      Description of Business

General

         Certain information set forth in this report under the captions Item 1 "Description of Business," and Item 6 "Management's Discussion and Analysis or Plan of Operation" includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company may publish "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospectus, projected ventures, new products, anticipated market performance and similar matters. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of the date hereof. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business,(v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company and (xi) the risks and uncertainties set forth under the caption "Risk Factors" which appears in Item
1. Eastbrokers International Incorporated undertakes no obligation to release publicly any revisions to the forward looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments. Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospectus, projected ventures, new products, anticipated market performance and similar matters. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of the date hereof. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company and (xi) the risks and uncertainties set forth under the caption "Risk Factors" which appears in Item 1.

Background

         Eastbrokers International Incorporated ("EII," and together with its subsidiaries the "Company") was incorporated in the State of Delaware on January 20, 1993, as the Czech Fund. The Company's initial goal was to take advantage of the rapid growth in business opportunities arising from the privatization of the newly-democratized Czech Republic by merging with or acquiring Czech businesses. From 1993 through 1996, the Company held an interest in a Czech hotel and an interest in a Czech department store.

         In 1996, the Company re-evaluated its business strategy and after considering a variety of investment opportunities, acquired Eastbrokers Beteiligungs AG, an Austrian brokerage company with offices throughout Central and Eastern Europe ("Eastbrokers Vienna"). This transaction enhanced the Company's prospects by both providing the Company with a vehicle for its existing acquisition strategy while extending its opportunities beyond the Czech Republic to the entirety of Central and Eastern Europe. Following the acquisition, the Company's name was changed to Eastbrokers International Incorporated, its present name.

         EII is primarily a holding company for sixteen subsidiaries and affiliates which are directly and indirectly owned. The Company generally owns at least 50 percent but less than 100 percent of each of the active subsidiaries and affiliates. Twelve of the Company's subsidiaries and affiliates are incorporated and located in Central and Eastern Europe. The Company also owns 100 percent of EBI Securities Corporation ("EBI Securities"), 100 percent of Eastbrokers Leasing Ltd., 90 percent of Eastbrokers North America, Inc. ("Eastbrokers NA") and 100 percent of an inactive U.S. subsidiary. All of the Company's subsidiaries and affiliates are engaged in the investment banking, broker-dealer, advisory and security business. The principal strategic objective of the Company has been to establish controlling ownership of independent broker-dealers located primarily in Central and Eastern Europe and to create a network that provides access to emerging market investment opportunities in Central and Eastern Europe. In fiscal year 1998, this objective was expanded to include establishing controlling ownership of independent broker-dealers in the United States.

Current Operations

         Through Eastbrokers Vienna, the Company provides financial services in Eastern and Central Europe. Eastbrokers Vienna's primary business is to provide its customers with stock brokering and investment banking services. Eastbrokers Vienna conducts business through its head office in Vienna, Austria and in its subsidiary and affiliate offices located in (a) Klagenfurt, Austria, (b) Budapest, Hungary, (c) Bratislava, Slovakia, (d) Almaty, Kazakhstan, (e) Istanbul, Turkey, (f) Moscow, Russia, (g) Bucharest, Romania, (h) Sofia, Bulgaria, (i) Ljubljana, Slovenia, (j) Zagreb, Croatia, and (k) Warsaw, Poland. Through its subsidiaries and affiliate offices, the Company is a member of the Vienna Stock Exchange, the Budapest Stock Exchange, the Bratislava Stock Exchange, the Zagreb Stock Exchange, the Ljubljana Stock Exchange, the Bucharest Stock Exchange, the Central Asian Stock Exchange, and the Warsaw Stock Exchange. Eastbrokers Vienna also owns 51% of WMP Bank AG (formerly WMP Borsenmakler AG) ("WMP"), a publicly-held Austrian investment banking and brokerage firm. Due to the continued decline in the Czech Republic markets and recurring operating losses generated through its subsidiary office located in Prague, Czech Republic, the Company determined that it was in the best interest of the Company and shareholders to dispose of this operation. 73.55% of the Company's interest in this subsidiary was sold in June 1998.

         Eastbrokers Vienna's brokerage, trading and market making business generated approximately 25 percent and 41 percent of all of the Company's revenues for the fiscal years ended March 31, 1997 and 1998, respectively. Eastbrokers Vienna conducts its sales activities as principal and agent on behalf of its clients. Eastbrokers Vienna primarily distributes and trades Eastern and Central European equity securities and to a lesser degree, debt securities. Eastbrokers Vienna, through WMP, actively makes a market in more than 800 debt and equity securities on the Vienna Stock Exchange.

         Eastbrokers Vienna is also a Central and Eastern European investment banking firm which provides advice to, and raises capital for, Eastern and Central European companies. Eastbrokers Vienna provides advisory services on key strategic matters such as mergers, acquisitions, privatizations, joint ventures as well as long range financial planning. Eastbrokers Vienna seeks to raise capital for its investment banking clients from institutional and commercial investors in Western Europe. Since 1993, Eastbrokers Vienna has assisted with over twenty-five investment banking transactions.

         The Company acquired Eastbrokers North America, Inc. ("Eastbrokers NA") in March 1997. Eastbrokers NA is a registered broker-dealer with the SEC and a member of the National Association of Securities Dealers ("NASD"). It commenced operations in October 1997. Eastbrokers NA is currently approved to do business in 17 states and the District of Columbia. Based primarily on the operating results of Eastbrokers NA for the year ended March 31, 1998, and the hurdles encountered in locating and marketing suitable investment products developed in Central and Eastern Europe, the Company determined that its plan to use Eastbrokers NA to complement the Company's European operations was no longer viable and a change in both focus and direction was required with respect to Eastbrokers NA. After the acquisition of EBI Securities in May 1998, the Company reduced the level of its operations in Eastbrokers NA and is in the process of evaluating how best to utilize this entity. The office space previously occupied by Eastbrokers NA is in the process of being converted into a branch office of EBI Securities.

         In October 1997, the Company announced its intention to establish a full service brokerage operation in Kiev, Ukraine subject to obtaining the required regulatory approvals. Due to the overall instability in the region caused by the economic crisis in Asia and potential currency problems in Russia, the Company has decided to continue its evaluation of this market and will delay this expansion until such time as it feels the expansion is economically viable.

         On February 20, 1998, the Company consummated a private placement. Under the terms of this private placement, the Company sold 1,227,000 units at $5.00 per unit, with each unit consisting of one share of the Company's common stock, par value $.05 per share (the "Common Stock"), and one Class C Common Stock purchase warrant with an exercise price of $7.00 per share. After expenses related to this private placement, the Company received approximately
$5,400,000.  As  provided  by the  terms  of the  Class A and  Class B  warrants outstanding at the time of this private placement, the Company also announced certain adjustments relating to the pricing of its Class A and Class B warrants. In conjunction with this private placement, the Company announced a 1-for-5 reverse split of its Class A and Class B warrants with corresponding changes in the number of warrants required for exercise. This reverse split was in proportion to the 1-for-5 reverse split of the Common Stock in September 1996 and caused each warrant again to be exercisable for one share of Common Stock. The effect of these changes resulted in there being at March 31, 1998 1,101,000 Class A warrants outstanding with an exercise price of $18.00 per share and 250,000 Class B warrants outstanding with an exercise price of $19.00 per share.

         During April 1998, a date subsequent to the date of this Report but prior to the filing date, the Company announced that a consortium in which the Company was participating was awarded the management contract for Polish National Investment Fund #9. This consortium consisted of the Company, Tonlor Finance, a Polish finance and investment company based in Warsaw, and General Partners AG, an Austrian investment and holding company. Subsequent to the signing of the preliminary agreement but prior to the signing and ratification of the final management agreement, the consortium was informed that the Polish national government had reached a strategic decision to change the focus, structure, and process related to the privatization of its national investment funds. The consortium was encouraged to resubmit its application and compete for a management contract under the new criteria. After considerable deliberation and an evaluation of the time, energy, effort, and financial commitment originally expended in the bidding process and an evaluation of the cost required to continue in the bidding process, the consortium determined that its resources, financial and human, were better allocated to other worthwhile projects.

         In May 1998, subsequent to the date of this Report, but prior to the filing date, the Company acquired all of the outstanding common stock of Cohig & Associates, Inc., a Denver, Colorado based investment banking and brokerage firm, in exchange for 445,000 unregistered shares of the Common Stock and an agreement to advance $1,500,000 in additional working capital to Cohig & Associates. Following the acquisition, the Company changed the name of Cohig & Associates, Inc. to EBI Securities Corporation ("EBI Securities"). The Company intends to develop EBI Securities as the foundation to expand its U.S. based investment banking and brokerage presence and anticipates that EBI Securities will be the first in a series of acquisitions targeting other successful medium size investment banking and brokerage firms both domestically and internationally. EII believes that its current organizational structure as an entrepreneurial, well-capitalized, and international publicly-traded company will be particularly appealing to potential acquisition candidates.

         EBI Securities is a full service brokerage firm specializing in providing investment advice and counsel to individuals and small to middle market institutions. At the present time, EBI Securities has approximately 150 licensed representatives. EBI Securities provides its brokerage clients with a broad range of traditional investment products and services. EBI Securities also strives to establish itself with investors and corporate finance clients through its commitment to a professional but personalized service. Its trading department makes a market in approximately 150 securities which include its investment banking clients and those securities that its research department has identified as promising, small to middle-market, potentially high growth companies. EBI Securities' investment banking department operates with a single goal in mind: to enhance and develop the capital structures of small to middle market emerging growth companies through private placements, bridge financing, and public offerings in order to enable the firm's corporate finance clients to capitalize on promising business opportunities, favorable market conditions, and/or late stage product development.

         EBI Securities is registered as a broker-dealer with the SEC and is licensed in 50 states and the District of Columbia. It is also a member of the NASD and the Securities Investor Protection Corporation ("SIPC"). Customer accounts are insured to $25 million under the SIPC excess insurance program. EBI Securities operates pursuant to the exemptive provisions of SEC Rule 15c3-3
(k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

         EBI Securities maintains its clearing arrangement with Fiserv Correspondent Services, Inc. ("Fiserv"), a subsidiary of Fiserv, Inc. (NASDAQ:
FISV). Fiserv provides EBI Securities with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables EBI Securities to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base. Fiserv has advised the Company that it is aware of the year 2000 computer issue and is working to mitigate the effect of the year 2000 issue on its operations. See Item 6 "Management's Discussion and Analysis or Plan of Operation - Impact of the Year 2000".

         In June 1998, subsequent to the date of this Report, but prior to the filing date, the Company's largest European subsidiary, WMP, successfully raised 60 million Austrian Schillings (approximately $4,800,000 USD) in a bond offering. The Company intends to utilize these proceeds to enhance and further develop its European trading activities. The bonds were issued in denominations of 10,000 Austrian Schillings (approximately $800 USD at the then current exchange rates), bear an annual interest rate of 7.5%, payable at maturity, and mature in June 2002.

         In June 1998, subsequent to the date of this Report, but prior to the filing date, the Company sold 73.55% of its interest in Eastbrokers Prague a.s. See "Acquisitions and Dispositions Subsequent to the Fiscal Year End" below in this Item 1 Description of Business.

         A key component of the Company's business plan is to grow through the purchase and roll-up of complementary businesses both in the United States and in Europe, with the acquisitions financed by the issuance of Common Stock.
Management believes that consolidation within the industry is inevitable. Concerns attributable to the volatility currently prevailing in the financial markets help explain the increasing number of acquisition opportunities being introduced to the Company. The Company is focused on maximizing the profitability of the acquisitions that have been consummated to date, while it continues to selectively seek additional complementary acquisition and/or merger candidates.

Acquisitions and Dispositions during the Fiscal Year

         In February 1998, the Company participated in a capital increase for its subsidiary, Eastbrokers Vienna. In this capital increase, the Company acquired 389,925 shares of the available 390,000 shares for approximately $4,000,000 USD. The shares were offered at a price of 130 Austrian Schillings per share (approximately $10.40 USD per share) and raised the Company's ownership interest in Eastbrokers Vienna from approximately 93.68% to approximately 95.73%.

         Through its subsidiary, Eastbrokers Vienna, the Company acquired a 48.1% interest in the outstanding capital stock of WMP on August 1, 1996. WMP is a stock broker-dealer and market maker in Vienna, Austria and is licensed as a class B bank under Austrian law. A Class B bank may, at its discretion, conduct any of the normal activities associated with a bank with one major exception; it cannot accept customer deposits. From time to time Eastbrokers Vienna has carried shares of WMP. Accordingly, since August 1996, the Company's ownership of WMP has exceeded 50% including WMP shares in its trading portfolio. At
December 31, 1996, the Company's aggregate ownership percentage in WMP, including its trading position, was 55%. This investment was accounted for using the equity method in the March 31, 1997 financial statements as the Company believed that its control of WMP may likely have been lost as the result of the probable occurrence of certain events that lay outside of its control. In September, 1997 circumstances surrounding these events were resolved such that these events were no longer considered probable of occurrence and the Company deemed its control of WMP was no longer temporary. Accordingly, the Company began consolidating its investment in WMP effective with its third quarter of fiscal 1998 financial statements. For the fiscal year ended March 31, 1998, WMP has been consolidated for the entire year. At December 31, 1997, the Company's aggregate ownership interest in WMP was 52%.

         In October 1997, WMP sold its interest in WMP Vermogensverwaltungs GmbH ("WMP GmbH") for 2.5 million Austrian Schillings (approximately $200,000 USD at the then current exchange rates). The sales price approximated the cost basis of WMP GmbH at the date of disposition. At the date of disposition, WMP GmbH was primarily an inactive subsidiary. WMP GmbH was originally created to hold the assets of WMP.

         In December 1997, Eastbrokers Vienna sold its 51 percent interest in Su(beta)warenindustrie Beteiligungs GmbH ("SWIB") to Peter Schmid, Chairman of the Board, President, Chief Executive Officer and a Director of EII, for 13 million Austrian Schillings (approximately $1,025,000 USD at the then current exchange rates). The Company acquired its ownership interest in SWIB in mid-1997 for 510,000 Austrian Schillings (approximately $40,000 USD at the then current exchange rates). At the time of acquisition, the principal asset of SWIB was an investment in a Company which was entering bankruptcy proceedings and there was considerable uncertainty regarding the future realizable value of this asset. By December 1997, bankruptcy proceedings had progressed to a point where an estimate could be made on the net realizable value of this primary asset. Based on the information available at that time SWIB's value at the date of disposition was determined by the Board of Directors of EII to be in the range of 12 million to 14 million Austrian Schillings (approximately $950,000 to $1,100,000 USD at the then current exchange rates).

         In December 1997, Eastbrokers Budapest Rt. sold its wholly owned subsidiary, 1001 Pengo Kft., to three directors of Eastbrokers Budapest Rt. for 100 million Hungarian Forints (approximately $500,000 USD at the then current exchange rates). As of the date of disposition, the sales price approximated the cost basis of 1001 Pengo Kft.

Acquisitions and Dispositions Subsequent to the Fiscal Year End

         In May 1998, subsequent to the date of this Report, but prior to the filing date, the Company acquired all of the outstanding common stock of EBI Securities in exchange for 445,000 unregistered shares of the Company's Common Stock and an agreement to advance $1,500,000 in additional working capital into EBI Securities. The Company intends to develop EBI Securities as the foundation to expand its U.S. based investment banking and brokerage presence and anticipates that EBI Securities will be the first in a series of acquisitions targeting other successful medium size investment banking and brokerage firms both domestically and internationally. EII believes that its current organizational structure as an entrepreneurial, well-capitalized, and international publicly traded company will be particularly appealing to potential acquisition candidates. The office space presently occupied by Eastbrokers NA is in the process of being converted to a branch office of EBI Securities.

         In June 1998, subsequent to the date of this Report, but prior to the filing date, the Company sold 73.55 percent of its interest in Eastbrokers Prague a.s. to a third party for 15 million Austrian Schillings (approximately $1,200,000 USD at the then current exchange rates).

Government Regulation

         The Company has operations based in the United States and 11 foreign countries. The Company's business is, and the securities industry generally is, subject to extensive regulation in each of these jurisdictions at both the federal and state level, as well as by industry self-regulatory organizations ("SROs"). The Company is also subject to regulation by various foreign financial regulatory authorities in the jurisdictions outside of the United States, Austria and Central and Eastern Europe where it does business, including for example by The Securities and Futures Authority of the United Kingdom.

         In the United States, the Company's business, and the securities industry generally, are subject to extensive regulation at both the federal and state levels. The U.S. Securities and Exchange Commission (the "SEC") is the agency primarily responsible for administration of federal securities laws. Much of the regulation of broker-dealers, however, has been delegated by the SEC to SROs, primarily the NASD. The NASD has the authority to adopt rules (which are subject to approval by the SEC) for governing the industry and the NASD conducts periodic examinations to ensure compliance. The scope of EBI Securities' and Eastbrokers NA's broker dealer operations are subject to the terms of their respective Restriction Agreements with the NASD. In the event that EBI Securities or Eastbrokers NA violates the terms of its Restriction Agreement or NASD rules, its NASD membership can be suspended or revoked and the NASD may impose fines upon it or censure it. Broker-dealers are also subject to regulation by state securities commissions in the states in which they are registered. EBI Securities is registered in all 50 states and Eastbrokers NA is registered in 17 states. EBI Securities and Eastbrokers NA are subject to the SEC net capital rules, which require them to maintain prescribed levels of capital in order to conduct business. Each of EBI Securities and Eastbrokers NA has capital in excess of the required capital.

         The Companies non-U.S. business is also subject to extensive regulation by various non-U.S. governments, securities exchanges, central banks and regulatory bodies, especially in Austria where the Company owns WMP, an Austrian bank that engages in the securities business, including on the Austrian Stock Exchange. Each of these authorities impose regulation the Company's activities within the scope of their respective jurisdictions. These regulations are generally intended to protect the integrity of the stock exchange, bank or financial market subject to regulation and to protect customers of the regulated agency, and not primarily to protect investors in the regulated entity. The Company is currently in compliance with the net capital requirements in each of the Eastern and Central European jurisdictions in which the Company operates.

         The SEC, the Austrian Ministry of Finance, other governmental authorities and SROs have the authority to institute administrative or judicial proceedings against any entity subject to their jurisdiction, and the officers and employees of any such entity. These proceedings may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the de-registration or suspension of a broker-dealer, investment adviser or futures commission merchant, the statutory disqualification of its officers or employees or other adverse consequences, and, even if none of such actions is taken, could have a material adverse effect on the Company's perceived creditworthiness, reputation and competitiveness. Customers of the Company or others who allege that they have been damaged by the Company's violation of applicable regulations also may seek to obtain compensation from the Company, including the unwinding of any transactions with the Company.

         In addition to the existing laws and regulations affecting the Company, additional legislation and regulations, amendments to existing laws and regulations may be adopted in the future, or changes in interpretations or enforcement of existing laws and regulations may be adopted in the future. Any such event could directly affect the manner and operation and profitability of the Company.

         In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of pending matters against EBI Securities will be. Management believes, based upon discussions with the Company's counsel, that the outcome of such matters will not have a material adverse affect on the consolidated financial condition of the Company but may be material to the Company's operating results for any particular period depending on the outcome of the matter and the level of the Company's income for such period.

Competition

         The Company is engaged in a highly competitive business. With respect to one or more aspects of its business, the Company encounters substantial competition from both foreign and domestic businesses in the United States and Central and Eastern Europe. Its competitors include an elite list comprised of member organizations of the New York Stock Exchange and other registered securities exchanges in North America and Central and Eastern Europe. A large number of established and well-financed entities including multinational businesses and investment banking firms such as Bank Austria, Creditanstaldt, Credit Suisse-First Boston, ING Bearings and ABN Amro have recently and substantially increased their business activities in Central and Eastern Europe. Nearly all of such entities have substantially greater financial resources, technical expertise and managerial capabilities than the Company. Discount brokerage firms affiliated with commercial banks and companies which provide electronic on-line trading provide additional competition. In many instances, the Company is also competing directly for customer funds with investment opportunities offered by real estate, insurance, banking, and savings and loan industries. The Company competes principally on the basis of service, product selection, location and reputation in its local markets.

Employees

         At October 30, 1998, the Company currently has approximately 450 full-time employees and 40 part-time employees. No employees are covered by collective bargaining agreements and the Company believes its relations are good with both its employees and its independent contractors and consultants.

Compliance with Environmental Regulations

         The Company must comply with various federal, state and local regulations relating to the protection of the environment. Federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not, in the opinion of the Company, have a material effect on the capital expenditures, earnings, or the competitive position of the Company.

Risk Factors

               The Company faces a variety of risks in the conduct of its business, any of which could result in a material adverse effect on the Company, its business and its financial performance. Certain of these risks are summarized below. This summary is not intended to be a complete list of all matters that could adversely affect the Company, and there are many factors beyond the Company's control that affect it, its business and its financial performance.

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

         A securities firm's business and its profitability are also affected by the firm's credit capacity or perceived creditworthiness and competitive factors, including the ability to attract and retain highly skilled employees. These and other factors may contribute to reduced levels of new issue or merger, acquisition, restructuring, and leveraged capital activities, including leveraged buyouts and high-yield financing, or the level of participation in financing and investment related to such activities, generally resulting in lower revenues from investment and merchant banking fees and underwriting and corporate development investments. Reduced volume of securities transactions and reduced market liquidity generally result in lower revenues from dealer and trading activities and commissions.

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

Business Subject to Extensive Federal, State and Foreign Regulations

         The Company's business is, and the securities industry generally is, subject to extensive regulation in the United States, Austria and all other Central and Eastern European states where its subsidiaries operate at the state level, as well as by industry SROs. The Company is also subject to regulation by various foreign financial regulatory authorities in the jurisdictions outside of the United States, Austria and Central and Eastern Europe where it does business, including by The Securities and Futures Authority of the United Kingdom. See "Description of Business - Governmental Regulation".

         The Company's business, and the securities industry generally, are subject to extensive regulation in the United States at both the federal and state levels. In addition, SROs such as the NASD require strict compliance with their rules and regulations. Failure to comply with any of these laws, rules or regulations could result in fines, suspension or expulsion, which could have a material adverse affect upon the Company.

         The scope of EBI Securities' and Eastbrokers NA's broker dealer operations are subject to the terms of their respective Restriction Agreements with the NASD. In the event that EBI Securities or Eastbrokers NA violates the terms of its Restriction Agreement, its NASD membership can be suspended or revoked and the NASD may impose fines upon or censure either EBI Securities or Eastbrokers NA.

         Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be unclear. The SEC, the Austrian Ministry of Finance (the "Ministry"), other governmental regulatory authorities, including state securities regulators, and SROs, including the Vienna Stock Exchange Chamber, may institute administrative or judicial proceedings or arbitrations which may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the de-registration or suspension of a broker-dealer, investment adviser or futures commission merchant, the statutory disqualification of its officers or employees or other adverse consequences, and, even if none of such actions is taken, could have a material adverse effect on the Company's perceived creditworthiness, reputation and competitiveness. Customers of the Company or others who allege that they have been damaged by the Company's violation of applicable regulations also may seek to obtain compensation from the Company, including the unwinding of any transactions with the Company.

         Additional legislation and regulations, including those relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the SEC, the Ministry or other Austrian or foreign governmental regulatory authorities and SROs or changes in the interpretation or enforcement of existing laws and rules may adversely affect the manner of operation and profitability of the Company.

         The Company's businesses may be materially affected not only by regulations applicable to it directly in the conduct of its business, but also by the effect laws, rules and regulations of general application may have on the market for the Company's products and services. For example, the volume of the Company's underwriting, merger and acquisition and merchant banking business in any year could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities. From time to time, various forms of anti-takeover legislation and legislation that could affect the benefits associated with financing leveraged transactions with high-yield securities have been proposed that, if enacted, could adversely affect the volume of merger and acquisition and investment banking business, which in turn could adversely affect the Company's underwriting, advisory and trading revenues related thereto.

Market, Credit and Liquidity Risks Associated with Underwriting and Trading Activities

         The Company's underwriting, securities trading, market-making and arbitrage activities are conducted by the Company as principal and subject the Company's capital to significant risks, including market, credit (including counterparty) and liquidity risks.

         The Company's underwriting, securities trading, market-making and arbitrage activities often involve the purchase, sale or short-sale of securities as principal in markets that may be characterized by relative illiquidity or that may be particularly susceptible to rapid fluctuations in liquidity. The Company from time to time has large position concentrations in certain types of securities or commitments and in the securities of or commitments to a single issuer, including sovereign governments and other entities, issuers located in a particular country or geographic area, or issuers engaged in a particular industry. Through its subsidiaries and affiliate offices, the Company engages in proprietary trading of Eastern European securities with an emphasis on government and corporate bonds, local debt instruments and Central and Eastern European equity securities, which involve risks associated with the political instability and relative currency values of the nations in which the issuer principally engages in business as well as the risk of nationalisation. In addition, the Company has, from time to time, substantial position concentrations in high yield issuers or commitments to high-yield issuers.

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

         The Company derives a significant portion of its revenue from commissions generated by its broker dealers from retail brokerage transactions in equity and debt securities, underwriting activities and private placements. The Company believes that as the business of the broker dealers develops, the broker dealers will engage in securities trading for their own accounts. These activities may involve the purchase, sale or short sale of securities as a principal and the risk of a change in the market price of such securities and of a decrease in the liquidity of markets, all of which may limit the broker dealer's ability to resell securities it purchased or to repurchase securities sold in such transactions. Principal and underwriting transactions also involve economic, political, credit, currency, interest rate and other related risks, any of which could result in an adverse change in the market price of the relevant securities. See "Management's Discussion and Analysis or Plan of Operation".

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

         There can be no assurance that the Company will not experience significant losses as a result of such activities. See Item 6 "Management's Discussion and Analysis or Plan of Operation".

Derivative Financial Instruments

         At the present time, the Company does not engage in the use of derivatives financial instruments. In many of the countries where the Company has operations (i.e., Russia, Kazakhstan and Bulgaria), the local currencies are referred to as "soft" or "exotic". As such, there are very few, if any, cost effective hedging strategies available to the Company or potential investors. The Company's inability to engage in currency hedging activities may result in its earnings being subject to greater volatility due to exchange rate fluctuations.

Requirements for Additional Capital

         The Company may need to raise additional funds to provide working capital or in order for the Company to respond to unforeseen needs or to take advantage of unanticipated opportunities. Over the longer term, it is likely that the Company will require substantial additional monies to continue to fund the Company's working capital needs. There can be no assurance that any such funds will be available at the time or times needed, or available on terms acceptable to the Company. If adequate funds are not available on acceptable terms, the Company may not be able to take advantage of market opportunities, to develop new services or products or otherwise respond to competitive pressures. Such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         All repurchase transactions and a portion of the Company's bank borrowings are made on a collateralized basis. Liquidity management includes the monitoring of assets available to hypothecate or pledge against short-term borrowing. The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others. The volume of the Company's borrowings generally fluctuates in response to changes in the amount of resale transactions outstanding, the level of the Company's securities inventories and overall market conditions. Availability of financing to the Company can vary depending upon market conditions, the volume of certain trading activities, credit ratings, credit capacity and the overall availability of credit to the securities industry and there can be no assurance that adequate financing to support the Company's businesses will continue to be available in the future. See Item 6 "Management's Discussion and Analysis or Plan of Operation".

Potential Restrictions on Business of, and Withdrawal of Capital from, Regulated Subsidiaries Resulting from Net Capital Requirements

         As a registered broker-dealer and member of numerous stock exchanges throughout Central and Eastern Europe, the Company is required to comply with each of the countries' regulatory authorities and net capital rules of the stock exchanges. These rules, which specify minimum net capital requirements for registered broker-dealers and stock exchange members, are designed to assure that broker-dealers maintain adequate regulatory capital in relation to their liabilities and the size of their customer business and have the effect of requiring that at least a substantial portion of their assets be kept in cash or highly liquid investments. Compliance with such net capital requirements could limit operations that require the intensive use of capital, such as underwriting and trading activities. These rules also could restrict the Company's ability to withdraw capital from the regulatory authorities, even in circumstances where these authorities hold more than the minimum amount of the Company's required capital, which in turn, could prevent or limit the Company's ability to pay dividends, repay debt and redeem or repurchase shares of its outstanding capital stock.

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

Dependence on Personnel and Certain Key Management

         Most aspects of the Company's business are dependent on highly-skilled individuals. The Company devotes considerable resources to recruiting, training and compensating such individuals and has taken further steps to encourage such individuals to remain in the Company's employ. Individuals employed by the Company may, however, choose to leave the Company at any time to pursue other opportunities. In addition, the operation of the Company's business is principally dependent on certain key management personnel. In particular, Martin
A. Sumichrast, Wolfgang Kossner, and Peter Schmid have played significant roles in the promotion, development and management of the Company. Wolfgang Kossner serves in an advisory role and is not compensated by the Company. If Mr. Kossner's affiliation to the Company were to cease, or he was unable to continue to serve in this role, there may be a significant adverse effect on the performance of the Company as a whole. Martin A. Sumichrast and Peter Schmid are officers, directors, and employees of the Company. If the employment by the Company of either of these two people terminates, or they are unable to perform their duties, there may be a significant adverse effect on the performance of the Company as a whole. The Company's potential growth and any expansion into areas and activities such as new markets or the development of new products requiring additional expertise will be expected to place additional demands on the Company's human resources. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could have a material adverse effect on the Company's prospects for success. Competition for such personnel is intense and no assurance can be given that the Company will be able to hire and/or retain adequate personnel. At the present time, the Company has a key-man life insurance policy in effect on Mr. Sumichrast. However, no assurance can be provided that the proceeds from such policy will be adequate to offset the loss of his services. The Company does not have key-man life insurance policies in effect with respect to Messr. Kossner or Schmid. See Item 9 "Directors and Executive Officers of the Registrant."

Operating Losses and Financial Condition

         Since its formation, the Company has suffered substantial cash flow deficits and operating losses. The net loss for the year ended March 31, 1998 was $4,947,557. As of such date, the Company had cash and cash equivalents of $7,156,702. There can be no assurance that the Company's future operations will be profitable or that it will have available funds adequate to fund its operations. Should the operations of the Company be profitable, it is likely that the Company would retain much or all of its earnings to finance future growth and expansion.

"Penny Stock" Regulations May Impose Certain Restrictions on Marketability of Securities

         The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price less than $5.00 per share, subject to certain exceptions. The Company's Common Stock is currently listed in the Nasdaq SmallCap Market and, as a result, such securities are currently exempt from the definition "penny stock." If the Common Stock is removed from listing on Nasdaq at any time, the Company's securities may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000, $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.
Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities in the secondary market.

Dilutive and Other Adverse Effects of Outstanding Options and Warrants

         Under the terms of the outstanding Class A, B and C warrants, options issued under the Company's 1996 Stock Option Plan, and other outstanding options and warrants, the holders thereof are given an opportunity to profit from a rise in the market price of the Common Stock with a resulting dilution in the interests of the other shareholders. The terms on which the Company may obtain additional financing may be adversely affected by the existence of such options and warrants. For example, the holders of the warrants could exercise them at a time when the Company was attempting to obtain additional capital through a new offering of securities on terms more favorable than those provided by the warrants and options.

Possible Adverse Effects of Authorization and Issuance of Preferred Stock

         As of December 1997, the Company's Board of Directors authorized the issuance of up to 10,000,000 shares of preferred stock. As of October 30, 1998, no shares of preferred stock were issued. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms, and all other rights, preferences and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the Common Stock may result in a decrease in the value or market price of the Common Stock and could be used by the Board of Directors as a means to prevent a change in control of the Company. Future issuances of preferred stock may provide for dividends, certain preferences in liquidation, as well as conversion rights. Such preferred stock issuance could make the possible takeover of the Company, or the removal of management of the Company, more difficult. The issuance of such preferred stock could discourage hostile bids for control of the Company in which shareholders could receive premiums for their Common Stock or warrants, could adversely affect the voting and other rights of the holders of the Common Stock, or could depress the market price of the Common Stock or warrants.

Delisting of Securities to Adversely Affect Market

                  In the event that the Common Stock were to no longer meet applicable Nasdaq requirements including timely reporting and were delisted from Nasdaq, the Company would attempt to have its securities traded in the over-the-counter market via the Electronic Bulletin Board or the "pink sheets." In such event, holders of the Company's securities would likely encounter greater difficulty in disposing of these securities and/or obtaining accurate quotations as to the prices of the Company's securities.

Specific Risks of the Geographic Area Covered by the Company

         The Company's investments will be primarily in securities of issuers resident in an area which is currently in a state of flux - Central and Eastern Europe and Central Asia. Its political institutions and economic policies now face the challenges of rapid change. Its population is ethnically diverse and cultural and religious tensions abound. Memories of conflicts, past injustices and the legacy of the denial of justice and the expropriation of property will continue to create tension for years to come. These problems will compound the difficulties of the change from a centrally planned economy to a market economy. For these reasons the Company's investments will be subject to risks of a nature and degree not normally encountered in relation to more developed economies and additional to those inherent in any equity investment. Specific examples of some of these risks are described below:

  - Liquidity of the Company's Investments: The nature of the Company's investments limits their potential secondary market. Accordingly, the Company may not be able to achieve the full value of its investments on disposal. Once local stock markets are operational, it is anticipated that liquidity will improve, but there exists no guarantee that the markets will be as liquid as those of developed countries.

  - Political and Economic Factors: The countries in which the Company's operations are concentrated had centrally-planned, socialist economies for many years. Attempts at political and economic reform have been made with limited success and it is impossible to foresee if such reforms will achieve their intended aims. Restrictions may be imposed on investing in specific companies or industries which may be considered to be important or sensitive to national interests and which may also represent the best investment opportunities. In addition, investments may be expropriated on a change of government policy.

  - Valuation Risk: Accounting and financial reporting standards in the selected countries are not equivalent to International Accounting Standards and, consequently, less information is available to investors in the selected countries than in more developed capital markets. Nevertheless, the Company will use valuations, financial reports issued by international auditing firms and all other means will be applied in order to monitor the unlisted investments.

  - Problems of Transition and Business Failure: Until very recently, virtually all industrial output within the Comecon and Warsaw Pact countries was from state-owned industry. As a result, few individuals understand basic capitalistic management skills and techniques. Privatization of much of the region's industry and the transition to a more market-orientated economy will be difficult. Industry in the region is considerably less developed and less efficient than industry in Western Europe and, in addition to doubts as to the continuing viability of much of the region's industry, those businesses which survive are likely to require considerable capital investment and restructuring. The failure of one or more businesses in which the Company has invested may have a significant adverse effect on the performance of the Company as a whole.

  - Legal Infrastructure: The Company and its advisors will be reliant on legal advisors in the jurisdictions in which it invests. Due to the inadequacy or immaturity of legal systems in some jurisdictions and the difficulty of obtaining adequate or satisfactory legal advice, it may be impossible to be certain that the Company has valid legal title to the investments located in such jurisdictions or to be able to protect its interests in such investments.

  - Changes  in  Law  and  Enforcement  of  Rights:   Legislation  relating  to
    securities, stock markets and property rights is either non existent or has been introduced very recently in several of the countries where the Company's operations are located. Existing legislation is likely to be subject to extensive amendment and significant new legislation may be introduced at any time. It may be difficult to enforce the Company's rights in cases where competing claims arise or in case of re-nationalization.

  - Investment  and  Repatriation  Restrictions:   Repatriation  of  investment
    income, capital and the proceeds of sales by foreign investors may require governmental registration and/or approval. A number of countries in which the Company may invest do not have freely convertible currencies or their currencies may only be convertible at rates determined by their governments. Repatriation restrictions may also be imposed at any time. Changes in the value of currencies in which the Company's investments are denominated will result in a corresponding change in the value of the Company's assets which are generally denominated in the local functional currencies. Investors should note that the local currencies involved may be subject to rapid devaluation against the major "hard" currencies, with the result that delays in currency conversion may cause significant losses.

  - Taxation: Taxation of dividends and capital gains received by non-residents varies among the selected countries. In addition, the selected countries generally have less well-defined tax laws and procedures, and such laws may permit retroactive taxation. As a result, the Company could in the future become subject to local tax liabilities that had not been anticipated in conducting its investment activities or valuing its assets.

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

         The Company does not own any real property. Its corporate offices are located in Rockville, Maryland. At March 31, 1998, the Company leased its office space in Rockville, Maryland and through its subsidiaries it leased office space in New York, New York; Vienna, Austria; Klagenfurt, Austria; Sofia, Bulgaria; Zagreb, Croatia; Budapest, Hungary; Almaty, Kazakhstan; Warsaw, Poland; Bucharest, Romania; Moscow, Russia; Bratislava, Slovak Republic; and Ljubljana, Slovenia. Commencing with the acquisition of EBI Securities in May 1998 the Company also leased office space in Denver, Colorado; Aspen, Colorado; Colorado Springs, Colorado; Meza, Arizona; La Jolla, California; Los Angeles, California; Newark, Delaware; Boca Raton, Florida; Baltimore, Maryland; Farmington, Michigan; Aberdeen, New Jersey; Sea Girt, New Jersey; Albuquerque, New Mexico; Charlotte, North Carolina; Seattle, Washington; and Spokane, Washington.

         The leases expire at various times over the next five years. At current production levels, the Company believes its leased space is suitable and adequate. However, if volume and activity increases, it may necessitate leasing additional office space.

Item   3.      Legal Proceedings

         Through its recently acquired subsidiary, EBI Securities, the Company is subject to several legal proceedings in various jurisdictions throughout the United States.

         USCAN Free Trade Zones v. Cohig & Associates, Inc. (EBI Securities), Et Al., United States District Court for the Western District of Washington. In March 1997, USCAN Free Trade Zones, Inc. ("USCAN") filed a complaint against EBI Securities and Steve Signer, an employee of EBI Securities, alleging that EBI Securities misled USCAN about the credit worthiness of a third party in connection with an introduction made by Mr. Signer. EBI Securities categorically denies this allegation. USCAN informed EBI Securities that it would be working with a certain third party to secure certain loans on behalf of USCAN which USCAN would then use to open a trading account with EBI Securities. Once EBI Securities learned of the relationship to this third party, it refused to enter into any business arrangements with USCAN as long as the third party was involved due to regulatory problems encountered in prior business dealings with this certain third party. Plaintiff alleges that as a result of Mr. Signer's referral, it lost the ability to obtain a loan and all lost profits that might have resulted. Mr. Signer was dismissed as a defendant is this case due to lack of personal jurisdiction and has received an award of fees. Plaintiff originally sought a judgment of approximately $86,000,000 in compensatory and punitive damages. However, USCAN recently stated in a pleading and during a court deposition taken in October 1998 that its damage claim had been reduced to $332,000. EBI Securities has filed counterclaims for defamation based upon certain false and defamatory representations regarding EBI Securities. A preliminary trial date has been scheduled for January 1999. EBI Securities believes it has meritorious defenses and intends to vigorously defend against USCAN's claims as well as aggressively pursue claims against USCAN and two of its officers for defamation, abuse of process, and civil conspiracy.

         Florida Department of Insurance as Receiver for United States Employer Insurance Consumer Self-Insurance Fund of Florida ("USEC") v. Debenture Guaranty Corporation, Et. Al., United States District Court for the Middle District of Florida. In November, 1995, the plaintiff, USEC, commenced the above entitled action against Debenture Guaranty Corporation ("Debenture") and certain other defendants, including EBI Securities and Steve Signer, an employee of EBI Securities. In 1994, USEC entered into an arrangement whereby USEC lent money to Debenture, and Debenture opened an account in Debenture's name to trade U.S. Treasuries. The note to USEC was in the amount by which the treasuries could be margined. This transaction was allegedly part of a scheme whereby USEC was attempting to inflate its assets for regulatory purposes. Debenture allegedly misappropriated the funds for its own benefit and USEC subsequently failed. Plaintiffs alleged that EBI Securities and Signer aided, abetted and conspired with Debenture to defraud USEC and claimed damages of $11,000,000. After a six week trial held from September 8, 1998, to October 14, 1998, a jury returned a verdict in favor of EBI Securities. The plaintiffs have filed a motion for a new trial. EBI Securities is in the process of preparing an objection to this motion. EBI Securities is also planning to file a motion for recovery of its attorney's fees incurred in connection with defending this action.

         Euro-American Insurance Company Ltd., Et. Al. v. National Family Care Life Insurance Company, Et. Al., 191st Judicial District of Dallas County, Texas (the "NFC Litigation"). In April, 1996, National Family Care Life Insurance Company ("NFC") commenced the above action against, among others, EBI Securities and Steve Signer, an employee of EBI Securities. In late 1994 or early 1995, NFC entered into an arrangement with Debenture Guaranty Corporation ("Debenture"), another defendant in the NFC Litigation, whereby NFC lent money to Debenture, and Debenture opened an account in Debenture's name to trade U.S. Treasuries. The note to NFC was in the amount by which the treasuries could be margined. This transaction was allegedly part of a scheme whereby NFC was attempting to inflate its assets for regulatory purposes. Debenture allegedly misappropriated the funds for its own benefit. NFC alleged that EBI Securities and Signer aided, abetted and conspired with Debenture in allegedly defrauding Plaintiff. NFC has reduced its damages demand from approximately $11,500,000 to $1,100,000. This case is related to the USEC litigation, described above, which also involves a claim of fraud against Debenture. EBI Securities believes it has meritorious defenses and intends to vigorously defend against NFC's claims.

         EBI Securities also is involved in an arbitration proceeding related to the NFC Litigation entitled National Family Care Life Insurance Co. v. Pauli Company, Inc., Et Al., NASDR Case No. 96-02673 (the "Arbitration"). The Arbitration panel entered an award against EBI Securities in July 1998 in favor of third-party plaintiff Pauli & Company, Inc. ("Pauli") of approximately 370,000, which was significantly below the initial award sought by Pauli of approximately $1,100,000. EBI Securities has filed a motion to vacate and plans to vigorously contest this award on appeal.

         In addition to the litigation described above, the Company, through its subsidiaries, is involved in various legal actions and claims arising in the ordinary course of business. Management believes that each of such matters will be resolved without material adverse effect on the Company's financial condition or operating results.

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

         The following table sets forth the reported high and low bid quotations on a calendar year basis (as adjusted for the one-for-five reverse split of the Company's Common Stock) of the Common Stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                 Common Stock
                                 ---------------------------------------------
                                         High                    Low
                                 ---------------------- ----------------------
               1996

    First Quarter                      $  9.0625            $   5.0000
    Second Quarter                     $ 13.7500            $   5.9375
    Third Quarter                      $ 11.2500            $   4.5625
    Fourth Quarter                     $  6.0000            $   3.7500

               1997
    First Quarter                      $  5.2500            $   3.3750
    Second Quarter                     $  7.5000            $   4.3125
    Third Quarter                      $  7.2500            $   6.5000
    Fourth Quarter                     $ 11.1250            $   6.3750

               1998
    First Quarter                      $ 11.0000            $   8.3750
    Second Quarter                     $ 10.5000            $   4.0000
    Third Quarter                      $ 14.0000            $   4.0000
    Fourth Quarter                     $  5.0000            $   3.8750
    (through October 26, 1998)

         On October 26, 1998, the closing bid price for the Company's Common Stock as reported on the NASDAQ SmallCap Market system was $5.00 per share. On that date there were approximately 70 holders of record of Common Stock (including entities which hold stock in street name on behalf of other beneficial owners).

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

         On December 10, 1996, the Board of Directors approved a plan whereby the Company was authorized to begin a buy-back program of its Common Stock. Under the terms of this plan, the Company was authorized to repurchase up to $1,000,000 of Common Stock at a price not to exceed $5.00 per share beginning in January 1997. On January 23, 1997, the Company repurchased 45,000 of its outstanding shares at $4.75 per share. Currently, no additional buy-backs are anticipated.

         The following information sets forth all securities of the Company sold by it within the past three years in transactions that were not registered under the Securities Act of 1933, as amended:

         On August 1, 1996, the Company issued 1,080,000 shares of its Common Stock to the selling security holders of Eastbrokers Vienna in a transaction valued at $5,400,000. During the period surrounding the acquisition, the Common Stock was trading approximately between $6.25 and $8.00 per share for its fully registered and unrestricted shares. Due to the nature of restricted shares and the various covenants restricting the transfer of these shares, the Board of Directors assigned a value of $5,400,000 to this transaction.

         On March 6, 1997, the Company issued 22,500 shares of Common Stock valued at $4.00 per share relating to the acquisition of Eastbrokers NA. In a separate but related transaction to the Eastbrokers NA acquisition, the Company sold 2,500 shares of the Common Stock to an officer of the Company in exchange for a promissory note. These shares were transferred to the selling shareholder of Eastbrokers NA as part of the acquisition. The shares were valued at $4.00 per share.

         On March 20, 1997 the Company entered into a consulting agreement with JB Sutton Group, Inc. ("Sutton") under which the Company granted to Sutton 150,000 warrants. Pursuant to a Termination Agreement between the Company and Sutton dated August 8, 1997, the consulting agreement was terminated and the 150,000 warrants were accordingly canceled.

         During the year ended March 31, 1997, the Company issued a total of 37,000 shares of Common Stock for consulting services at a per share price approximating the then current market price for services rendered to the Company.

         In April 1997, the Company sold 125,000 shares of Common Stock to three individuals: Calvin S. Caldwell, Frank Huang and Jay Raubvogel for a total offering price of $750,000 or $6.00 per share. The net proceeds to the Company were $723,195. There were no underwriting discounts or commissions.

         On February 20, 1998, the Company sold 1,227,000 newly issued units consisting of one share of Common Stock and one Class C Warrant in a private placement for $6,135,000 in cash, or a price of $5.00 per unit (approximately 40% below the then current market price as of February 19, 1998.) In connection with the private placement, 1,237,222 Class C Warrants were issued to the placement agents, including 312,583 Class C warrants issued to Eastbrokers NA as one of the placement agents.

         In September 1997, the Company issued 10,000 shares of Common Stock to Dr. Michael Sumichrast in compensation for services performed on behalf of the Company during the previous six months. The average price per share assigned to this transaction was $6.598 based on the average closing price for the period April 1, 1997 through September 30, 1997.

         In September 1997, Martin A. Sumichrast acquired 50,000 shares of Common Stock at a price of $6.00 per share in exchange for a note payable bearing 8 percent interest in the amount of $300,000 to the Company.

         On May 14, 1998 in connection with the acquisition of EBI Securities, the Company issued 445,000 shares of Common Stock to the selling corporation, Cherry Creek Investments, Ltd. During the five days before the effective date of the acquisition, the average closing price of the Common Stock was $9.375 per share for its fully registered and unrestricted shares. Due to the nature of the restricted shares, the relatively large block of shares transferred and other various restrictive covenants regarding the final allocation of these shares, the Board of Directors assigned a value of $5.00 per share for a total value of $2,225,000 to this transaction.

         Also in connection with the acquisition of EBI Securities, the Company incurred an obligation to deliver 25,000 shares of Common Stock to Sutton as an investment banking advisory fee. To maintain consistency with the assigned valuation on the acquisition of EBI Securities, the Board of Directors assigned a value of $5.00 per share for a total value of $125,000 to this transaction.

         Each of the foregoing issuances was made by the Company without registration under the Securities Act of 1933, as amended (the "Securities Act"). In each such case the Company relied upon the exemption from registration provided by Section 4(2) under the Securities Act and Regulation D promulgated under the Securities Act.

Item   6.         Management's Discussion and Analysis or Plan of Operation

         The information contained in this Item includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospectus, projected ventures, new products, anticipated market performance and similar matters. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of the date hereof. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company and (xi) the risks and uncertainties set forth under the caption "Risk Factors" which appears in Item
1. Further, the Company undertakes no obligation to release publicly any revisions to these forward looking statements to reflect events or circumstances occurring after the date hereof or to reflect unanticipated events or developments.

General

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

         The Company's principal activities changed dramatically during the fiscal year ended March 31, 1997. The Company completely disposed of its interest in the Hotel Fortuna, a.s. (the "Hotel") and acquired Eastbrokers Vienna, an Austrian based securities broker-dealer providing financial services in Central and Eastern Europe through its network of subsidiaries and affiliate offices.

         The earnings of the Company are subject to wide fluctuations since there are many factors over which the Company has little or no control. In particular, the overall volume of trading, the volatility and general level of market prices, and fluctuations in foreign currency exchange rates are important variables which may significantly affect its operations.

         Through its subsidiary, Eastbrokers Vienna, the Company acquired a 48.1% interest in the outstanding capital stock of WMP on August 1, 1996. WMP is a stock broker-dealer and market maker in Vienna, Austria and is licensed as a class B bank under Austrian law. A Class B bank may, at its discretion, conduct any of the normal activities associated with a bank with one major exception; it cannot accept customer deposits. From time to time Eastbrokers Vienna has carried shares of WMP. Accordingly, since August 1996, the Company's ownership of WMP has exceeded 50% including WMP shares in its trading portfolio. At
December 31, 1996, the Company's aggregate ownership percentage in WMP, including its trading position, was 55%. This investment was accounted for using the equity method in the March 31, 1997 financial statements as the Company believed that its control of WMP may likely have been lost as the result of the probable occurrence of certain events that lay outside of its control. In September, 1997 circumstances surrounding these events were resolved such that these events were no longer considered probable of occurrence and the Company deemed its control of WMP was no longer temporary. Accordingly, the Company began consolidating its investment in WMP effective with its third quarter of fiscal 1998 financial statements. For the fiscal year ended March 31, 1998, WMP has been consolidated for the entire year. At December 31, 1997, the Company's aggregate ownership interest in WMP was 52%.

Plan of Operation

         On  August  1,  1996,  the  Company   consummated  its  acquisition  of
Eastbrokers Vienna reflecting its previously stated objective of seeking to invest into, merge with or acquire one or more companies in growth oriented industries. Although the Company's focus had been primarily in the Czech Republic, its original mission was to pursue such investment opportunities throughout Eastern and Central Europe. The acquisition of Eastbrokers Vienna is intended to not only provide an earnings stream from its core brokerage business, but also positions the Company to provide investment banking and corporate finance services in an emerging market infrastructure and growth industries.

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

Results of Operations

     Fiscal Year 1997 Compared with the Fiscal Year 1998

         As noted in the "General" section, the Company's principal activities have changed dramatically during the past two fiscal years. During the fiscal year ended March 31, 1997, the Company completely disposed of its interest in the Hotel and acquired Eastbrokers Vienna, an Austrian based securities broker-dealer providing financial services in Central and Eastern Europe through its network of subsidiaries and affiliate offices. Readers of this Report are cautioned that a comparison between Fiscal Year Ended March 31, 1997 and the Fiscal Year Ended March 31, 1998 may provide only minimal meaningful information.

         A non-recurring item reflected in the operations of the Company for the year ended March 31, 1997 is the gain on the disposition of available for sale securities of Moravacentrum a.s. of $229,574. Other non-recurring items reflected in the operations for the year ended March 31, 1997 are the loss on discontinued operations of approximately $1,300,000 on the disposition of the Company's entire interest in the Hotel and the gain on the disposition of available for sale securities which resulted in a fourth quarter gain of approximately $655,000. A non-recurring item reflected in the operations of the Company for the year ended March 31, 1998 includes the sale of the 51 percent interest in Su(beta)warenindustrie Beteiligungs GmbH ("SWIB") to Peter Schmid for approximately $1,000,000.

         As an overview of the year ended March 31, 1997, Eastbrokers Vienna was first consolidated on August 1, 1996 and has a calendar year end. It is important to note that the Consolidated Statements of Operations includes the revenues and expenses of Eastbrokers Vienna for the period from the date of acquisition (August 1, 1996) through December 31, 1996 (a five month period) in accordance with Note 1 to the financial statements. See Item 7 "Financial Statements." The overall increase in the volume of revenue and expenses is indicative of a change from a one location, single operating unit to a multi-location, diverse entity.

         Pro forma results of operations as presented in Note 5 - "Business Acquisitions" reflect total revenues for the year ended March 31, 1997 as

$8,559,786. Comparing total revenues for the year ended March 31, 1998 (the first full year of consolidated operations) of $10,138,881 to pro forma results of operations for the year ended March 31, 1997, shows an increase of $1,579,095 USD.

         The net tax benefit represents the cumulative effect of individual subsidiaries' unique tax calculations. In some instances, certain revenue items are non-taxable in accordance with statutory requirements in the country in which the office is located. In others, net operating losses available for carryforward created a tax benefit. As discussed in Note 13 - "Income Taxes", the Company has approximately $12,850,000 USD in net operating loss carryforwards available in Austria and approximately $2,985,000 USD in net operating loss carryforwards available for future use in the U.S. The Company has established a valuation allowance for the Austrian net operating losses. The Company also expects its Austrian operations to return to profitability in the fiscal year ended December 31, 1998 as its efforts in various privatization activities are realized and such activities should generate an increase in the value of certain Company holdings. Further, the Austrian net operating losses are available for carryforward indefinitely. Accordingly, the Company believes it is more likely than not that these benefits will be realized in the future. Regulations in the Slovak Republic provide capital gain distribution income related to Slovak privatization activities is non-taxable. Eastbrokers Vienna was actively involved in such activities and received such income in the fiscal quarter ended March 31, 1998. It is unlikely that Eastbrokers Vienna will have similar transactions in the future. As noted in the following paragraph, other activities occurred in the fourth quarter that contributed to the current year's tax benefit. The U.S. net operating loss carryforwards will expire, if unused, in varying amounts through the year 2013. The Company does not anticipate any significant changes in the effective tax rates.

         In Europe, the expenses of the Company generally increase in the quarter ending December 31 as compared to the quarter ending September 30 due primarily to a "seasonal" effect. July and August are typically "holiday" (vacation) months in Europe. Revenues and expenses generally respond accordingly to this seasonal effect. The quarter ending December 31 is typically a strong quarter in Europe as people return from holiday and seek to complete pending transactions by calendar year end. The Company is also pursuing several corporate finance opportunities and has found that outsourcing portions of the work to industry experts is sound corporate policy to manage personnel and overhead costs. Many of the projects began in late September/early October 1996 and 1997 and continued through year end. General and administrative expenses, as well as other operational expenses, increased due to the Company's increased focus on privatization activities in countries that are currently in the process of opening their markets to western investors. Involvement in privatization activities generally involves much time and patience as the investments begin to come to fruition. Prior experience in the privatization process is one of the Company's more important abilities.

         The costs associated with the Company's involvement in privatization activities, its pursuit of corporate finance opportunities, the continued downturn of the economy of the Czech Republic and the effect this downturn has had on the Company's operations, the costs associated with the acquisition of Eastbrokers Vienna and the establishment of Eastbrokers NA and an overall increase in general and administrative expenses are the primary factors contributing to the negative operating cash flows experienced in the fiscal year ended March 31, 1998. The Company anticipated to offset many of these operating expenses with revenue generated from brokerage commissions of Eastbrokers NA and ongoing privatization projects in Central and Eastern Europe. With this unexpected decrease in revenue and increased cost, the Company's $4,947,557 operating loss was significantly larger than anticipated. The Company anticipates that preliminary work performed related to corporate finance activities will begin generating operating cash flows in the second quarter of the Company's fiscal year ending March 31, 2000 and its efforts in the various privatization activities will begin generating operating cash flows near the beginning of 1999. However, there is no guarantee that such operating cash flows will materialize by the anticipated dates or whether they will be sufficient to offset other operating expenses.

         Significant items on the statements of cash flows are primarily related to customers' receivables, payables, and the related underlying securities. The Company's policy is to close as many open positions as possible at fiscal year end and re-evaluate its strategic focus as it moves into the first quarter. Also, the regulatory bodies in several of the countries in which the Company operates prefer to see a strong, liquid balance sheet at year end. The Company strives to accommodate the needs of these regulatory agencies.

         As a broker/dealer in securities, the Company will periodically acquire positions in securities on behalf of its clients. As disclosed in Note 3 - "Financial Instruments", the Company has title to various financial instruments in the countries in which it operates. Certain of these investments may be characterized as relatively illiquid and potentially subject to rapid fluctuations in liquidity. Those securities are classified as "available for sale securities". As of March 31, 1997, the Company's material concentration in the securities portfolio is limited to its investment in Vodni Stavby Praha a.s., a security traded on the Prague Stock Exchange Main Market (Czech
Republic). As of March 31, 1997, the market value of the Company's ownership interest in this security was approximately $1,750,000. As of March 31, 1998, the Company has 3 significant concentrations in the securities portfolio. A description of these securities and their respective carrying amounts are as follows: a security of a Russian chemical producer traded on the OTC market of the Vienna Stock Exchange -- $1,030,270, a security of a Bulgarian pharmaceutical company traded on the Bulgarian Stock Exchange --$3,185,630, and a security of a Bulgarian oil refinery traded on the Bulgarian Stock Exchange -- $1,354,830. All other securities are relatively liquid and the carrying value approximates the market value as of the balance sheet date. The Company does not have any material concentrations to high yield issuers or commitments to high-yield issuers as of the balance sheet date.

         The Company recognizes it has concentrated a significant amount of its assets as advances to its affiliates and investments in affiliates. At the present time, the bulk of these loans have been related to privatization activities. Since the Company's affiliates are generally accounted for as equity investments, these advances do not eliminate on consolidation. Receivables from affiliated companies and other receivables are due on demand. The Company expects to collect these receivables within the next 12 months. For the years ended March 31, 1997 and 1998, the Company has investments in affiliated companies of $8,272,240 and $156,800, respectively, and receivables from affiliated companies of $1,511,917 and $2,286,277, respectively. The concentration of investments in affiliates by country are as follows: for 1997 - Austria -- $7,755,997, Bulgaria -- $332,584, Slovenia -- $114,529, Others --
$69,130; and for 1998 - Slovenia and Croatia -- $156,800. The significant decline in the investments in affiliated companies is primarily attributable to WMP and the conversion from the equity method to full consolidation for this subsidiary. The concentration of receivables from affiliates by country are as follows: for 1997 - Austria -- $675,456, Bulgaria -- $536,587, Slovenia -- $150,994, Czech Republic -- $72,994, Others -- $75,886; and for 1998 - Austria
-- $2,286,277. The cash investments noted in the statements of cash flows consist of direct investments in affiliates and the advances to affiliates. These cash investments in each affiliate for the year ended March 31, 1997 were as follows: WMP (Austria) -- $2,455,880, Bulgaria -- $894,513, Slovenia --
$150,994, Czech Republic -- $72,994, and Others -- $44,756. These cash investments in each affiliate for the year ended March 31, 1998 were as follows:
Eastbrokers NA -- $512,036. As noted elsewhere in this Form 10-KSB, Eastbrokers Vienna owns 51 percent of WMP. During the year ended March 31, 1997, Eastbrokers Vienna participated in a capital increase in WMP in which it acquired additional shares sufficient to maintain its proportionate ownership percentage.

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

         Austria. On July 1, 1996, the Vienna Stock Exchange ("VSE") introduced an electronic trading system to its continuous trading section which has significantly reduced the overall volume of institutional trades through independent brokers. Until that point in time, independent brokers such as WMP handled many of these types of trades. This change accounted for an approximately 25 percent decline in WMP's 1996 revenues. In response to this change by the VSE, WMP has applied for an expanded banking license which would allow it to hold customer accounts and perform other banking functions and develop new revenue streams. In addition, WMP has become a member of the European Association of Securities Dealers ("EASD") and is expected to begin market making activities on the EASDAQ within the next 12 months. There were no significant changes in the overall competitive conditions between brokerage companies except for the introductions of the electronic trading system to the continuous trading section of the VSE. The total volume of transactions handled by the Austrian offices increased in 1996 but the average profit per transaction decreased in 1996 as compared with 1995. At 2.5 percent, Austria's real economic growth in 1997 was higher than projected, mainly thanks to the solid expansion of real goods exports of 14.9 percent. This favorable development is to the most part attributable to stepped-up foreign trade activity and hefty gains recorded by Austria's export markets. Austria's accession to the European Union and the opening up of Eastern Europe have helped Austrian exports advance from 37 percent in 1994 to 44 percent in 1996. In addition, the stabilization of European exchange rates largely reversed the downtrend of the real effective exchange rate in the past few years. Starting in 1993, the devaluations of the weak currencies had gradually undermined Austria's competitiveness. This changed for the better in 1996 and 1997, not least owing to the prospect of the establishment of EMU, and resulted in a cumulative improvement of the real effective exchange rate of 5.4 percent in 1996 and 1997. The confluence of this development and wage moderation significantly shored up the competitiveness of the Austrian economy in the past two years, pushing it back to the level it held in the early 1990s. At 5.1 percent, the federal budget deficit posted its highest level in 1995. By 1997 it had been trimmed to 2.5 percent through subdued public consumption and tax hikes, so that Austria would meet the fiscal convergence criteria of the Maastricht Treaty. In the opinion of management, the outlook for the Austrian economy in 1998 and 1999 is very positive. In its most recent projections the Austrian Institute for Economic Research ("WIFO") projects growth rates of 3 percent and 3.2 percent for 1998 and 1999, respectively. Interest rates as measured by an average commercial credit declined from 7.82 percent in 1995 to 6.96 percent in 1996 to 6.50 percent in 1997 and further to 6.39 percent in August 1998. The overall economic and political situation in Austria has been very stable and the government has worked diligently to reduce budgetary pressure. The annual deficit peaked in 1995 with 82.3 billion ATS to 107.l billion ATS in 1996 and to 65.7 billion ATS 1997. Inflation peaked in 1992 with 4.1 percent annual increase and then continued to drop to 3.6 percent in 1993, 3.0 percent in 1994, 2.2 percent in 1995, 1.9 percent in 1996, 1.3 percent in 1997 and to 1.2 percent in the first half of 1998. There are no significant restrictions on transfers of funds to the parent company.

         Czech Republic. Between 1995 and 1996, the second wave of the mass privatization was ending and the "third wave" was beginning. During this time, foreign competitors began entering the brokerage and investment banking industry. In the fourth quarter of 1996, the Czech stock markets began showing signs of instability and the overall market began a steep decline. The market dropped because of the outflows of foreign capital due to profit taking and institutional investors adjusting their portfolios to focus on other, more regulated Eastern European markets. In addition, the Czech Republic has been criticized for not establishing proper securities regulations. In response to these criticisms, the Czech government recently adopted new securities legislation and is in the process of establishing a Securities Commission based upon the model provided by the U.S. Securities and Exchange Commission. Two of the major goals of this legislation are to increase the transparency of the market and to afford minority shareholders greater protection. Interest rates have been relatively stable between 1995 and 1997 at approximately 13 percent on an annualized basis. During 1997, the main index of the Prague Stock Exchange saw a gradual decline from 550 to 460. The overall volume, although relatively stable, was unusually low with an average turnover of approximately 100 million Czech Korunas. During the first half of 1998, the market index hovered between the 450 and 500 range before dropping approximately 30 percent in the first week of October 1998. This decline represented a 41 percent drop from the levels of the prior year and a historical low. Average daily turnover has shown some improvement but it remains uncertain whether these levels will be sufficient to maintain the market or if the market will be subject to additional corrections. The overall economic and political situation in the Czech Republic has undergone serious turmoil which has reduced the confidence of foreign investors in the market. Additionally, foreign investors appear to be moving into the Hungary and Poland where the markets appear to be more transparent and have greater protection for the minority investors. After remaining relatively stable for most of 1995 and 1996 at approximately 8 percent per annum, inflation in the Czech Republic declined slightly during 1997 followed by a dramatic increase in the first quarter of 1998 before settling in at approximately 10.5 percent by the end of the third quarter 1998. Much of the inflationary and overall market turmoil was believed to have been brought about the economic crises in Russia and Asia. There has been no significant change in the availability or cost of capital in the Czech Republic, although interest rates have increased by approximately 2.50 percent in 1997 to 13.00 percent. Interest rates have remained relatively constant at this level through 1998. The result of the decline in the overall market conditions has negatively affected the Czech brokerage industry, including the Company's Czech operations. The total volume of securities transactions in the Czech Republic has decreased substantially along with an overall reduction in average profit per transaction due to increased competition. This has caused a decrease in revenue in the Company's Prague operations and a net operating loss from this unit. In response to the unexpected downturn in the Czech Republic, the Company has sold its operations in the Czech Republic on June 1998.

         Hungary. The Budapest Stock Exchange ("BSE") became one of the pre-eminent emerging market stock exchanges in 1996 thanks to overall market gains of over 170 percent for the year ended December 31, 1996 which led the Budapest Stock Market Exchange Index ("BUX") to close the year at 4,134. During 1997, the BUX reached a high of 8,107 before retreating to the 6,000 level in November 1997. Positive developments helped the BUX recover to approximately 8,000 by the end of 1997. During 1998, the BUX reached a record high of approximately 9,100 and then dropped (due to global market turmoil) to approximately 3,600 before recovering to approximately 5,100 as of October 1998. Currently the BUX is approximately 5,100. As the index grew, so did overall market liquidity. Technology and regulations also continued to improve which contributed to the overall market gains. In 1995, interest rates in Hungary reached a high of 35-40 percent as inflation reached a high of 33 percent. In response to the high inflation and interest rates, Hungary initiated a new fiscal policy which included economic austerity measures and creating a crawling peg basket for the currency which tied the Hungarian Forint to leading currencies. The effect of these measures stabilized the currency, interest rates and overall inflation which served to generate increased investor interest in Hungary. By the end of 1996, interest rates and inflation stabilized at levels of 20-22 percent and 19 percent. Interest rates closed the 1997 year at approximately 24 percent and declined during the first half of 1998 to approximately 20 percent. Inflation was also curtailed and dropped to approximately 16.5 percent during 1997. The market continued its strong closing performance of 1997 into the first quarter of 1998. Through the end of March 1998, the BUX rose to approximately 8,600. The market capitalization of the Budapest Stock Exchange also grew during this quarterly period from approximately $15 billion to approximately $17 billion. Accompanying the stock market rally of 1997, a number of leading international investment banks including ABN Amro, ING Barings, Merrill Lynch, Morgan Stanley, and Salomon Brothers opened operations in Budapest and became member of BSE. Despite this influx of major competition, the Hungarian office maintained its client base and doubled its overall turnover. In response to this increased competition, the Hungarian office has expanded the services offered to clients. The overall economic and political situation appears to be relatively stable and continues to improve. This is evident from the level of investor confidence and the interest by major international investment banks. There has been no significant change in the availability or cost of capital to the other than the interest rate fluctuations. The total volume of transactions increased dramatically in 1996 (the last year for which the Company has data) with an overall reduction in the average profit per transaction. There are no significant restrictions on transfers of funds to the parent company.

         Poland. The Warsaw Stock Exchange ("WSE") is a highly regulated market following the French model. The transparency of this market and the protection afforded minority shareholders has generated both customer confidence and foreign investor interest. In 1996, the main market index rose nearly 90 percent while the index of the twenty most capitalized firms increased 82 percent. The stock market continued to perform well in 1997 and continued to reach even higher through May 1998. At that time, the Warsaw Stock Exchange Index ("WIG") reached a record high of over 18,000. Unfortunately, this market was unable to withstand the effects of the Asian and Russian economic crises. By mid-October 1998, the WIG had dropped over 40 percent to below 11,000. Interest rates remained high at approximately 22 percent through 1997 and increasing to 24.5 percent during the first half of 1998. Economic growth seems to have continued into 1998 with steady economic growth of approximately 7 percent. The brokerage industry in Poland is highly competitive due to restrictions on commissions and allowable spreads on securities transactions. As a result, many brokerage companies have merged or have been acquired by well-financed competitors. This political situation appears to have been stabilized in September 1997, when the Solidarity Electoral Action ("AWS") won the elections assumed control of the government. Currently the country is in a period of economic stability with interest rates and inflation heading lower and the currency appears to be stabilizing against the major currencies. For 1996, inflation was approximately 18 percent, a drop of approximately 3 percent from 1995 levels but still higher than in many transition economies. Inflation remained at approximately 18 percent for much of 1997 before dropping to approximately 14 percent by mid 1998. There are restrictions on transfers of funds to the parent company. In certain instances, such transfers may need the permission of the national bank.

         Slovak Republic. Due to the unstable political and economic situation in the Slovak Republic, investor interest remains very low when compared to other countries in the region. However, the September 1998 election ousted the current political party sending a clear signal that change was not only desired but expected. The overall trading volume in the market is very low and the shares that are listed are perceived to be fairly illiquid in part due to the dominance of direct trades. Inflation appeared to be heading lower in 1996 and interest rates followed. In the first quarter of 1997, inflation appeared to be on the rise again which moved the national bank to raise interest rates and restrict the money supply. In 1997, the monetary policy was aimed at maintaining internal and external stability. Inflation reached a rate of approximately 6.5 percent and GDP grew at a similar pace. For 1998, GDP appears to be growing at approximately 6.5 percent with inflation increasing to approximately 7.25 percent. Due to the restrictive monetary policy being followed by the government, credit is generally not available or comes with a very high interest rate. There are no significant restrictions on transfers of funds to the parent company.

Foreign Currency Translation Adjustments

         The unexpected strength of the U.S. Dollar as compared to the Austrian Schilling during the fiscal year ended March 31, 1997 had an adverse effect on the Company. The Company had collateralized a short term borrowing arrangement with approximately $1,500,000 in cash held in an Austrian Schilling account just as the U.S. Dollar began to increase in strength relative to the Austrian Schilling. During the term of this arrangement, the Austrian Schilling lost approximately 10 percent of its value relative to the U.S. Dollar. This single transaction makes up the majority of the loss on foreign currency transactions for the year ended March 31, 1997. The Company is no longer collateralizing its short term borrowing on a "soft currency" basis.

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

         Assets and liabilities of operations having foreign currencies are translated at year-end rates of exchange, and the income statements are translated at weighted average rates of exchange for the year. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign
Currency Translation," gains or losses resulting from translating foreign currency financial statements, net of hedge gains or losses and their related tax effects, are reflected in cumulative translation adjustments, a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in net income. Foreign currency transactions are generally completed transactions denominated in a currency other than the functional currency or changes in exchange rates that impact monetary assets and liabilities denominated in currencies other than the primary functional currency.

Calculation of Earnings Per Share

         The calculation of earnings per share on the financial statements included in this report is based on the weighted average number of shares outstanding, as calculated.

Viability of Operating Results

         The Company, like many other securities firms, is directly affected by general economic conditions and market conditions, changes in levels of interest rates, and demand for the Company's investment and merchant banking services in the countries where its primary operations are located. The Company is further affected by changes in valuations of the local currencies to the U.S. Dollar (the functional currency of the Company) in the regions in which it operates, the interest of foreign investors in the local economies, and governmental regulations restricting the repatriation of profits. In many of the countries where the Company's primary operations are located (i.e., Russia, Kazakhstan and Bulgaria), the local currency is considered to be "soft" or "exotic". As such, there are very few, if any, cost effective hedging strategies available to the Company or potential investors.

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

         Currently, the Slovak Republic market is experiencing extremely difficult economic conditions and market reforms may be necessary to restore this economy to health. In light of these developments, the Company has reduced the level of its operations in this country. The Company recognizes that it may be necessary to support negative cash flow from this operation in the next 12 to 24 months.

Liquidity and Capital Resources

         The Company's statements of financial position reflect a liquid financial position as cash and cash equivalents convertible to cash represent 21 percent and 16 percent of total assets at March 31, 1997, and March 31, 1998, respectively.

         The Company is subject to net capital and liquidity requirements in the local jurisdictions in which it operates. As of March 31, 1997 and 1998, the Company was in excess of its minimum net capital and liquidity requirements in all jurisdictions in which it operates.

         The Company finances its operations primarily with existing capital and funds generated from its diversified operations and financing activities.

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

         In April 1997, the Company sold 125,000 shares of Common Stock to three individuals: Calvin S. Caldwell, Frank Huang and Jay Raubvogel for a total offering price of $750,000 or $6.00 per share. The net proceeds to the Company were $723,195. There were no underwriting discounts or commissions. The Offering was made pursuant to an exemption from registration pursuant to Rule 506 under the Securities Act of 1933, as amended (the "Securities Act").

         On February 20, 1998, the Company sold 1,227,000 newly issued units for $6,135,000 in cash, or $5.00 per unit, with each consisting of one share of Common Stock and one Class C Warrant. This price was approximately 40% below the then current market price. These units were offered and sold to various accredited investors. With regard to this sale, the Company relied upon the exemption from registration pursuant to Rule 506 under the Securities Act.

         At March 31, 1997, the Company had $1,200,793 outstanding under repurchase agreements. The weighted average interest rate on these repurchase agreements was 12.91 percent. Securities listed on the Prague Stock Exchange Main Market with a market value of approximately $1,700,000 were used to collateralize this arrangement. During the fiscal year ending March 31, 1998, the underlying securities were sold to a third party for an amount approximating the Company's carrying basis. The repurchase agreements were transferred to the new owner at the date of sale.

Effects of Inflation

         The Company maintains operations in several economies that are considered inflationary. To the extent that inflation results in rising interest rates and devaluation of the local currencies in relation to the U.S. Dollar, or has other adverse affects on securities markets and on the value of securities held by the Company in inventory, it may affect the Company's financial position and results of operations. The 1996 inflation rates in the countries where Eastbrokers Vienna has significant operations are as follows: Austria - 2 percent, Czech Republic - 8 percent, Hungary - 19 percent, Poland - 18 percent, and Slovak Republic - 5 percent. The 1997 inflation rates in the countries where Eastbrokers Vienna has significant operations are as follows: Austria - 3 percent, Czech Republic - 10 percent, Hungary - 18 percent, Poland - 13 percent, and Slovak Republic - 6 percent.

New Accounting Standards

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128. The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 was adopted by the Company beginning with the interim reporting period ended December 31, 1997. The adoption did not impact previously reported earnings per share amounts.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purposes financial statements. This statement shall be effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. At this time, the Company does not believe that this statement will have a significant impact on the Company.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be retained. At this time, the Company does not believe that this statement will have a significant impact on the Company.

         In June 1998, the FASB issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. At this time, the Company does not believe that this statement will have a significant impact on the Company.

Impact of the Year 2000

Year 2000

          Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact.

         The Company is currently in the process of a systems upgrade unrelated to the Year 2000 issue. In conjunction with this upgrade, the Company is in the process of establishing a program to address issues associated with the Year 2000. To ensure that the Company's computer systems are Year 2000 compliant, the Company has been reviewing its systems and programs to identify those that contain two-digit year codes, and the Company intends to replace them in conjunction with the systems upgrade provided by the Baan Corporate Off. In addition, the Company is in the process of contacting its major external counterparties and suppliers to assess their compliance and remediation efforts and the Company's exposure to them.

          In addressing the Year 2000 issue, the Company has divided its program into six phases:

                  (1) the Inventory phase, involving the identification of items that may be affected by Year 2000 compliance issues, including facilities and related non-information technology systems (embedded technology), computer systems, hardware, and services and products provided by third parties;

                  (2) the Assessment phase, involving the evaluation of items identified in the Inventory phase to determine which will function properly with the change to the new century, and the prioritizing of items which will need remediation based on their potential impact to the Company;

                  (3) the Remediation phase, involving the analysis of the items that are affected by Year 2000, the identification of problem areas and the replacement of non-compliant items;

                  (4) the Testing phase involving the testing of all proposed repairs, including forward date testing which simulates dates in the Year 2000;

                  (5) the  Implementation  phase  consists  of placing all items
                  that  have  been  remediated  and  successfully   tested  into
                  operation; and

                  (6)  the  Integration  phase,  involving  the  testing  of the
                  Company's   business   critical   systems  in  a  future  time
                  environment with external entities.

          As of October 26, 1998, the Company had substantially completed the Inventory phase and was also conducting the procedures associated with the Assessment, Remediation, Testing and Implementation phases. The Company expects to complete the Inventory and Assessment phase in the fourth calendar quarter of 1998. The Remediation and Testing phases with respect to business critical applications are expected to be completed by the end of the first calendar quarter of 1999. The Implementation phase is expected to be completed by the end of the second calendar quarter of 1999. The Integration phase will commence at the time the Company receives its new operating system in the fourth calendar quarter of 1998 and will continue through 1999. In addition, the Company will identify the major business relationships of the Company by the end of the first calendar quarter of 1999, and many of them will be tested as soon thereafter as practicable. The Company will continue to survey and communicate with counterparties, intermediaries and vendors with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year 2000 issues. As of October 26, 1998, the Company has not yet received sufficient information from all parties about their remediation plans to predict the outcomes of their efforts. In particular, Management believes the level of awareness and remediation efforts relating to the Year 2000 is issue less advanced in the Eastern and Central European markets in which the Company conducts business than in the United States.

         There are many risks associated with the Year 2000 issue, including the possibility of a failure of the Company's computer and non-information technology systems. Such failures could have a material adverse effect on the Company and may cause systems malfunctions, incorrect or incomplete transaction processing resulting in failed trade settlements, the inability to reconcile accounting books and records, the inability to reconcile trading positions and balances with counterparties, inaccurate information to manage the Company's exposure to trading risks and disruptions of funding requirements. In addition, even if the Company successfully remediates its Year 2000 issues, it can be materially and adversely affected by failures of third parties to remediate their own Year 2000 issues. The failure of third parties with which the Company has financial or operational relationships such as securities exchanges, clearing organizations, depositories, regulatory agencies, banks, clients, counterparties, vendors and utilities, to remediate their computer and non-information technology systems issues in a timely manner could result in a material financial risk to the Company.

         If the  above  mentioned  risks  are  not  remedied,  the  Company  may experience business interruption or shutdown, financial loss, regulatory actions, damage to the Company's global franchise and legal liability. The Company is currently unable to quantify the adverse effect such risks impose, but management believes that if the Year 2000 issue is not remedied there could be a material adverse effect on the Company's financial position and results of operation.

         The Company does not have business continuity plans in place that cover the Year 2000 issue. The Company intends to evaluate Year 2000 specific contingency plans during 1999 as part of its Year 2000 risk mitigation efforts.

         Based upon current information, the Company estimates that the total cost of implementing its Year 2000 initiative will be between $750,000 and $1,500,000, including the cost of its general systems upgrade. The Year 2000 costs include all activities undertaken on Year 2000 related matters across the Company, including, but not limited to, remediation, testing (internal and external), third party review, risk mitigation and contingency planning. Through September 30, 1998, the Company estimates that it has expended approximately $350,000 on the Year 2000 project. These costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred.

         The Company's expectations about future costs and the timely completion of its Year 2000 modifications are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the effective timing of remediation efforts include the success of the Company in identifying computer programs and non-information technology systems that contain two-digit year codes, the nature and amount of programming and testing required to upgrade or replace each of the affected programs and systems, the nature and amount of testing, verification and reporting required by the Company's regulators around the world, including securities exchanges, central banks and various governmental regulatory bodies, the rate and magnitude of related labor and consulting costs, and the success of the Company's external counterparties and suppliers, as well as worldwide exchanges, clearing organizations and depositories, in addressing the Year 2000 issue.

Impact of the Euro

         The Euro issue is the result of the Economic and Monetary Union (the "EMU") which comes into effect on January 1 1999 and the conversion of member states to a single currency known as the Euro. The introduction of the Euro will have a profound impact on the way enterprises operate. Further, it will be one of the most important changes in the economic landscape of Europe in the next few years.

         The single currency is expected to contribute significantly to further market integration throughout the member countries. Prices will be easier to compare which should increase market transparency. As businesses recognize that they will no longer be exposed to foreign currency exchange rate risks and the related costs of currency conversion, cross-border transactions within the EMU are expected to become more attractive.

         The introduction of the Euro has been described as a unique event in history. This uniqueness is also the root of potential problems. During the transition period, companies will be required to use two different currency units. This could create a basic input functionality problem whereby enterprises will receive financial information in both the Euro and the national currency units. A potential output functionality problem may be that companies will be required to produce financial information in either the Euro or the national currency unit or in some cases both currencies. Further adding to potential problems is a requirement that historical financial information stored in the system must be converted to the Euro unit.

         The Company is currently in the process of a systems upgrade unrelated to the year 2000 or Euro issues. In the course of this upgrade and addressing the Year 2000 issue, the Company will be installing new software that is Euro capable and will evaluate any potential problems identified that could be related to the Euro issue. The Company is also monitoring the compliance of its software suppliers in addressing this issue. Based on a recent evaluation, the Company has determined that material costs and resources will not be required to permit its computer systems to properly handle Euro reporting and transactions.

 Item 7.                       Financial Statements

  Historical Financial Statements
    Independent Auditors' Report...........................................  31
    Independent Auditors' Report...........................................  32
    Consolidated Statements of Financial
     Condition as at March 31, 1998 and 1997...............................  33
    Consolidated Statements of Operations for
     the 12 months ended March 31, 1998 and 1997...........................  34
    Consolidated Statements of Changes in
     Shareholders' Equity for the 12 months
     ended March 31, 1998 and 1997.........................................  35
    Consolidated Statements of Cash Flows
     for the 12 months ended March 31, 1998 and 1997.......................  36
    Notes to Consolidated Financial Statements.............................  38

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Eastbrokers International Incorporated

We have audited the accompanying consolidated statement of financial condition of Eastbrokers International Incorporated and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastbrokers International Incorporated and subsidiaries as of March 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 12, the accompanying 1998 financial statements include a gain of $1,025,429 from a related party transaction.



Deloitte & Touche LLP




Baltimore, Maryland
October 30, 1998

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Eastbrokers International Incorporated

We have audited the accompanying consolidated statements of financial condition of Eastbrokers International Incorporated and subsidiaries as of March 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastbrokers International Incorporated and subsidiaries as of March 31, 1997, and the results of operations and its cash flows for the year ended March 31, 1997 in conformity with generally accepted accounting principles.

The financial statements as of March 31, 1997, have been restated.






                                                  Pannell Kerr Forster PC


June 23, 1997

                         EASTBROKERS INTERNATIONAL INCORPORATED
                                (A DELAWARE CORPORATION)

                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           MARCH 31,        MARCH 31,
                                                             1998             1997
                                                         --------------   -------------
                                                                          (As Restated)
ASSETS
Cash and cash equivalents                                $  7,156,702      $  6,867,624
Cash and securities deposited with clearing
  organizations or segregated under federal
  and other regulations                                       986,233           119,274
Securities purchased under agreements to resell               887,170           408,865
Receivables
    Customers                                               4,819,958         1,904,112
    Brokers, dealers and clearing organizations             4,404,608           572,399
    Affiliated companies                                    2,286,277         1,511,917
    Related to disposition of entity                        1,493,913                 -
    Financial institution                                   1,018,642                 -
    Receivable from executive officer                         517,221                 -
    Other                                                   3,384,125         2,043,306
Securities owned, at fair value
    Corporate equities                                      7,985,484         3,349,684
    Other sovereign government obligations                    692,428                 -
Net assets held for sale                                      868,960                 -
Office facilities, furniture and equipment, at cost
    (less accumulated depreciation and amortization of
    $766,898 and $628,014, respectively)                    1,153,439           926,565
Deferred taxes                                              4,558,801           492,098
Available for sale securities                                       -         2,378,054
Investments in affiliated companies                           156,800         8,272,240
Goodwill, net                                               2,073,774         1,894,398
Other assets and deferred amounts                             394,318         1,222,193
                                                         ------------      ------------
      Total Assets                                       $ 44,838,853      $ 31,962,729
                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings
    Lines of credit                                      $  2,570,499      $  1,602,182
    Affiliated companies                                       31,937         1,480,700
Securities sold under agreements to repurchase                      -         1,200,793
Bonds payable                                                       -         2,307,500
Payables
    Customers                                               5,405,464         1,051,810
    Brokers, dealers and clearing organizations             6,169,159           960,226
Accounts payable and accrued expenses                         727,512         1,573,104
Other liabilities                                           1,169,272         1,502,803
                                                         ------------      ------------
                                                           16,073,843        11,679,118
Deferred taxes                                                 84,382                 -
Long-term borrowings                                        2,020,087           934,374
                                                         ------------      ------------
      Total liabilities                                    18,178,312        12,613,492
                                                         ------------      ------------
Minority interest in consolidated subsidiaries              8,776,678         1,549,386
                                                         ------------      ------------

Commitments and contingencies

Shareholders' equity
    Preferred stock; $.01 par value; 10,000,000 shares
      authorized; no shares issued and outstanding at
      March 31, 1998 or March 31, 1997, respectively                -                 -
    Common stock; $.05 par value; 10,000,000 shares
      authorized; 4,297,750 and 2,923,000, shares
      issued and outstanding at March 31, 1998 and
      March 31, 1997, respectively                            214,888           146,150
    Paid-in capital                                        25,640,114        19,314,883
    Accumulated deficit                                    (5,517,386)         (569,829)
    Note receivable - common stock                           (313,133)                -
    Treasury stock, at cost                                         -          (213,750)
    Unrealized loss on available for sale investments               -          (246,794)
    Cumulative translation adjustment                      (2,140,620)         (630,809)
                                                         ------------      ------------
      Total shareholders' equity                           17,883,863        17,799,851
                                                         ------------      ------------
      Total Liabilities and Shareholders' Equity         $ 44,838,853      $ 31,962,729
                                                         ============      ============


                    See notes to consolidated financial statements.

                         EASTBROKERS INTERNATIONAL INCORPORATED
                                (A DELAWARE CORPORATION)

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS ENDED
                                                         -------------------------------
                                                           MARCH 31,      MARCH 31,
                                                             1998           1997
                                                         ------------   -------------
                                                                        (As Restated)
Revenues
   Commissions                                           $  2,521,031   $    439,531
   Investment banking                                         807,803      1,149,195
   Principal transactions
      Trading                                               4,735,825      1,806,278
      Investment                                             (560,802)     1,872,767
   Interest and dividends                                     391,121        557,188
   Equity in losses of unconsolidated
     subsidiaries                                             (38,388)      (396,209)
   Gain on sale of investment - related party               1,025,429              -
   Other                                                    1,256,862        312,725
                                                         ------------   ------------
      Total revenues                                       10,138,881      5,741,475
                                                         ------------   ------------
Costs and expenses
   Compensation and benefits                                3,748,948      2,181,419
   Consulting fees                                          2,177,145        743,397
   Brokerage, clearing, exchange fees and other             1,145,567              -
   Occupancy                                                  982,095        333,096
   Interest                                                   761,156        236,235
   Information processing and communications                  678,718        177,473
   Office supplies and expenses                               426,889        240,448
   Professional fees                                          235,642        123,905
   Travel                                                     593,898        209,977
   General and administrative                               3,698,052        806,056
   Depreciation and amortization                              590,743        274,573
   (Gain)/loss on foreign currency transactions               (29,384)       166,044
                                                         ------------   ------------
      Total costs and expenses                             15,009,469      5,492,623
                                                         ------------   ------------

   Income (loss) from continuing operations before
      provision for income taxes and minority
      interest in earnings of subsidiaries                 (4,870,588)       248,852
   Income tax benefit (expense)                              (285,830)         8,305
   Minority interest in earnings of subsidiaries              208,861        105,416
                                                         ------------   ------------
   Income from continuing operations                       (4,947,557)       362,573
   Discontinued operations
      Income (loss) from discontinued operations (net of
         income taxes of $0 for the year ended March 31,
         1997                                                       -         41,899
      Loss on sale of discontinued operations                       -     (1,323,083)
                                                         ------------   ------------
   Net loss                                              $ (4,947,557)  $   (918,611)
                                                         ------------   ------------

   Earnings (loss) per common share from
     continuing operations
      Basic                                                    $(1.57)         $0.15
                                                         ------------   ------------
      Diluted                                                  $(1.57)         $0.15
                                                         ------------   ------------

   Earnings per common share
      Basic                                                    $(1.57)        $(0.37)
                                                         ------------   ------------
      Diluted                                                  $(1.57)        $(0.37)
                                                         ------------   ------------

   Average common shares outstanding
      Basic                                                 3,149,009      2,497,137
                                                         ------------   ------------
      Diluted                                               3,149,009      2,497,137
                                                         ------------   ------------



                    See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1998


                                                                                          UNREALIZED
                                                                RETAINED      TREASURY    LOSS ON
                               COMMON STOCK                     EARNINGS      STOCK &     AVAILABLE    CUMULATIVE
                            --------------------    PAID-IN     (ACCUMULATED  NOTE        FOR SALE     TRANSLATION
                              SHARES   PAR VALUE    CAPITAL     DEFICIT)      RECEIVABLE  INVESTMENTS  ADJUSTMENT        TOTAL
                            ---------  ---------  ------------  ------------  ----------  -----------  ------------  -------------
Balances, April 1, 1996     1,781,000  $89,050    $13,693,733   $   348,782           -            -   $   558,090   $ 14,689,655
  Issuance of common
   stock in Eastbrokers
   AG acquisition           1,080,000   54,000      5,346,000             -           -            -             -      5,400,000
  Issuance of common
   stock in Eastbrokers
   NA acquisition              25,000    1,250         98,750             -           -            -             -        100,000
  Issuance of common
   stock in
   compensation for
   services                    37,000    1,850        176,400             -           -            -             -        178,250
  Acquisition of
   treasury stock                   -        -              -             -    (213,750)           -             -       (213,750)
  Net unrealized loss
   on investments                   -        -              -             -           -     (246,794)            -       (246,794)
  Net loss                          -        -              -      (918,611)          -            -             -       (918,611)
  Cumulative
   translation
   adjustment                       -        -              -             -           -            -    (1,188,899)    (1,188,899)
                            ---------  ---------  ------------  ------------  ----------  -----------  ------------  -------------
Balances at March 31,
 1997 (as restated)         2,923,000  $146,150   $19,314,883   $  (569,829)  $(213,750)  $ (246,794)  $  (630,809)  $ 17,799,851
  Issuance of common
   stock in private
   placement                  125,000     6,250       716,945             -           -            -             -        723,195
  Retirement of
   treasury stock             (45,000)   (2,250)     (211,500)            -     213,750            -             -              -
  Issuance of common
   stock in
   compensation for
   services                    10,000       500        65,480             -           -            -             -         65,980
  Issuance of common
   stock to officer for
   note receivable             50,000     2,500       297,500             -    (300,000)           -             -              -
  Net unrealized gain
   on investments                   -         -             -             -           -      246,794             -        246,794
  Issuance of common
   stock in private
   placement                1,227,000    61,350     5,354,619             -           -            -             -      5,415,969
  Exercise of stock
   options                      7,750       388        49,987             -           -            -             -         50,375
  Sale of Subsidiary Stock          -         -        52,200             -           -            -             -         52,200
  Net loss                          -         -             -    (4,947,557)          -            -             -     (4,947,557)
  Accrued interest on
   note receivable                  -         -             -             -     (13,133)           -             -        (13,133)
  Cumulative
   translation
   adjustment                       -         -             -             -           -            -    (1,509,811)    (1,509,811)
                            ---------  ---------  ------------  ------------  ----------  -----------  ------------  -------------
Balances at March 31,
  1998                      4,297,750  $214,888   $25,640,114   $(5,517,386)  $(313,133)   $       -   $(2,140,620)  $ 17,883,863
                            =========  =========  ============  ============  ==========  ===========  ============  =============

                 See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED
                                                       -------------------------------
                                                            MARCH 31,        MARCH 31,
                                                              1998             1997
                                                            ---------      -------------
                                                                           (As Restated)

    Cash flows from operating activities                  $(4,947,557)     $  (866,411)
       Net loss
       Adjustments to reconcile net loss to net Cash
         used in operating activities:
           Minority interest in earnings of subsidiaries     (208,861)        (105,416)
           Gain on the sale of investment                         -           (884,530)
           (Gain)/loss on sale of discontinued
             operations                                           -          1,323,083
           Depreciation and amortization                      590,743          274,573
           Deferred taxes                                  (1,696,396)         (69,377)
           Equity in (earnings) loss of
             unconsolidated affiliates                        (38,388)         396,209

          Changes in operating assets and liabilities
           Cash and securities segregated for
             regulatory purposes or deposited
             with regulatory agencies                          82,415          (85,696)
           Securities purchased under agreements to
             resell                                          (478,305)       6,278,371
           Receivables                                     (2,582,190)       2,041,221
           Securities owned, at value                      (5,382,949)      (3,285,493)
           Other assets and deferred amounts                  883,889         (214,931)
           Payables
             Customers                                      4,353,654       (8,529,846)
             Brokers, dealers and others                    5,124,927           77,726
           Accounts payable and accrued expenses           (2,539,464)       1,374,879
                                                          -----------      -----------
    Net cash used in operating activities                  (6,761,706)      (2,275,638)
                                                          -----------      -----------

    Cash flows from investing activities
       Net proceeds from (payments for)
           Acquisition of net assets of Eastbrokers
              Beteiligungs AG, net of cash acquired                 -       (1,389,577)
           Investments in affiliates                         (264,036)      (3,619,137)
           Available for sale securities                    2,378,054        6,277,191
           Capital expenditures                              (289,070)        (503,336)
                                                          -----------      -----------
    Net cash provided by (used in) investing
      activities                                           (2,353,020)         765,141
                                                          -----------      -----------
    Cash flows from financing activities
       Net proceeds from (payments for)
           Net proceeds from private placements             6,189,539                -
           Capital contributions by minority interests              -          304,166
           Short-term borrowings                             (968,317)         568,303
           Securities sold under agreements to
             repurchase                                    (1,200,793)       1,200,793
           Proceeds from long-term debt                    (2,167,160)               -
           Repurchase of common stock                               -         (213,750)
                                                          -----------      -----------

    Net cash provided by (used in) financing
      activities                                            3,789,903        1,859,512
                                                          -----------      -----------

    Foreign currency translation adjustment                   907,861        1,328,023
                                                          -----------      -----------

    Increase (decrease) in cash and cash
      equivalents                                             289,078        1,677,038

    Cash and cash equivalents, beginning of
      period                                                6,867,624        5,190,586
                                                          -----------      -----------

    Cash and cash equivalents, end of period              $ 7,156,702      $ 6,867,624
                                                          ===========      ===========


                 See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                   MARCH 31,     MARCH 31,
                                                                     1998          1997
                                                                   ---------     ---------
    Supplemental disclosure of cash flow information
       Cash paid for income taxes                                $     261,633  $       371,534
                                                                 =============  ===============
       Cash paid for interest                                    $     679,265  $        87,795
                                                                 =============  ===============

       Non-cash transactions

          Retirement of treasury stock                           $     213,750  $             -
                                                                 =============  ===============

          Common stock sold to a shareholder and
            office received in the diposition of the             $           -  $     7,957,012
             Hotel Fortuna                                       =============  ===============


          Common shares of CEZ and Vodni stavby,
            Praha transferred in lieu of cash
            payment for debt and accrued interest                $           -  $     1,550,508
                                                                 =============  ===============

          Eastbrokers International shares issued
            for acquisition of net assets of
            Eastbrokers Beteiligungs AG                          $          -   $     5,400,000
                                                                 =============  ===============

          Eastbrokers International shares issued
            in compensation for services                         $      65,980  $       178,250
                                                                 =============  ===============

          Eastbrokers International shares issued
            for acquisition of net assets of
            Eastbrokers North America, Inc.                      $           -  $        90,000
                                                                 =============  ===============


                 See notes to consolidated financial statements


                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                   Notes to Consolidated Financial Statements
                   For the Years Ended March 31, 1998 and 1997


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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates. See Note 18 -"Significant Estimates."

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

         Fiscal Year-End

     The fiscal year-end of Eastbrokers International Incorporated and its U.S. subsidiaries other than EBI Securities is March 31. At the time of the Company's acquisition of EBI Securities in May 1998 the fiscal year of EBI Securities ended September 30. The Company intends to change the fiscal year of EBI Securities to March 31 effective as of March 31, 1999.

         Fiscal Year-End of the Company's European Subsidiaries

     The fiscal year-end of the Company's European Subsidiaries is December 31. These subsidiaries are included on the basis of closing dates that precede the Company's closing date by three months.

         Financial Instruments

     Substantially all of the Company's financial assets and liabilities and the Company's trading positions are carried at market or fair values or are carried at amounts which approximate fair value because of their short-term nature. Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument, specifically, the value of the underlying financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. The Company has no investments in derivatives.

     Equity securities purchased in connection with merchant banking and other principal investment activities are initially carried at their original costs. The carrying value of such equity securities is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by listed market prices or transactions which directly affect the value of such equity securities. Downward adjustments relating to such equity securities are made in the event that the Company determines that the eventual realizable value is less than the carrying value.

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

     Securities purchased under agreements to resell are treated as financing arrangements and are carried at contract amounts reflecting the amounts at which the securities will be subsequently resold as specified in the respective agreements. The Company takes possession of the underlying securities purchased under agreements to resell and obtains additional collateral when the market value falls below the contract value. The maximum term of these agreements is generally less than ninety-one days.

         Other Receivables

     From  time to time,  the  Company  provides  operating  advances  to select
     companies  as  a  portion  of  its  merchant  banking   activities.   These
     receivables are due on demand.

         Underwritings

     Underwritings include gains, losses, and fees, net of syndicate expenses arising from securities offerings in which the Company acts as an underwriter or agent. Underwriting fees are recorded at the time the underwriting is completed and the income is reasonably determinable. The Company reflects this income in its investment banking revenue.

         Fees

     Fees are earned from providing merger and acquisition, financial restructuring advisory, and general management advisory services. Fees are recorded based on the type of engagement and terms of the contract entered into by the Company. The Company reflects this income in its investment banking revenue.

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

         Translation of Foreign Currencies

     Assets and liabilities of operations in foreign currencies are translated at year-end rates of exchange, and the income statements are translated at weighted average rates of exchange for the year. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," gains or losses resulting from translating foreign currency financial statements, net of hedge gains or losses and their related tax effects, are reflected in cumulative translation adjustments, a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in net income.

         Office Facilities, Furniture, and Equipment

     Office facilities and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful life of the related assets ranging from three to ten years.

         Common Stock Data

     Earnings per share is based on the weighted average number of common stock and stock equivalents outstanding. The outstanding warrants and stock options are currently excluded from the earnings per share calculation as their effect would be antidilutive.

         Stock-Based Compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

         Deferred Income Taxes

     Deferred income taxes in the accompanying financial statements reflect temporary differences in reporting results of operations for income tax and financial accounting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         Cash and Cash Equivalents

     For purposes of the consolidated financial statements, the Company considers all demand deposits held in banks and certain highly liquid investments with maturities of 90 days or less other than those held for sale in the ordinary course of business to be cash equivalents.

         Goodwill

     Goodwill is amortized on a straight line basis over periods from five to 25 years and is periodically evaluated for impairment on an undiscounted cash flow basis. The accumulated amortization was $132,015 and $46,987 for the periods ended March 31, 1998 and 1997, respectively.

         Reclassifications

     Certain amounts in prior periods have been reclassified to conform to the current presentation.

Restatement of 1997 Financial Statement

     During fiscal 1998, management determined that the Austrian net operating losses available for carryforward had been underreported on the consolidated statement of financial condition as of March 31, 1997. In addition, management determined that it had inappropriately recognized an unrealized gain and had incorrectly classified a portion of its investment in WMP. Accordingly, the accompanying 1997 financial statements have been restated.

     Following is a summary of the effects of the restatement:

                                                                     As Previously
                                                                        Reported          As Restated
                                                                     -------------        ------------

       Corporate equities                                               $4,253,164          $3,349,684
       Deferred tax asset                                                  289,938             492,098
       Investments in affiliated companies                               7,064,064           8,272,240
       Goodwill                                                          2,453,454           1,894,398
       Trading revenues                                                  1,886,478           1,806,278
       Net loss                                                           (866,411)           (918,611)
       Earnings per common share                                             (0.35)              (0.37)


2.   Cash and Securities Segregated Under Federal and Other Regulations

     Cash and securities segregated for regulatory purposes or as deposits with clearing organizations was $119,274 and $986,233 as of March 31, 1997 and 1998, respectively.

3.   Financial Instruments

     Financial instruments owned consist of the Company's proprietary trading and investment accounts, securities purchased under agreements to resell, and investments held for resale. The Company's financial instruments, at estimated fair market value, are as follows:

                                                                               March 31,           March 31,
                                                                                 1998                1997
                                                                               ---------         ------------

     Securities purchased under agreements to resell                                             (As Restated)
         Sovereign government debt - Austria                                $    887,170        $    --
         Sovereign government debt - Hungary                                     --                  228,965
         Corporate equities - Hungary                                            --                  179,900
                                                                            -------------        ------------

                                                                            $    887,170            $408,865
                                                                            -------------        ------------
     Securities owned at fair value
         Corporate equities - Austria                                       $  6,587,220*       $  1,305,143
         Corporate equities - Hungary                                            410,244             --
         Corporate equities - Czech Republic                                     --                  871,638
         Corporate equities - Slovak Republic                                     84,074             485,141
         Corporate equities - Poland                                             760,552             687,762
         Corporate equities - Other                                              143,394             --
                                                                            --------------       -----------

                                                                            $  7,985,484         $ 3,349,684
                                                                            --------------       -----------
       Sovereign government debt
         Austria                                                            $    621,353         $   --
         Hungary                                                                  71,075             --
                                                                            -------------        -----------

                                                                            $    692,428         $   --
                                                                            -------------        -----------
     Available for sale securities
         Corporate equities - Austria                                       $    --             $     40,321
         Corporate equities - Czech Republic                                     --                1,893,115
         Corporate equities - Hungary                                            --                  189,610
         Corporate equities - Slovak Republic                                    --                  255,008
                                                                            -------------       ------------

                                                                            $    --             $  2,378,054
                                                                            -------------       ------------

*As of March 31, 1998, the Company has 3 significant concentrations in the securities portfolio. A description of these securities and their respective carrying amounts are as follows: a security of a Russian chemical producer traded on the OTC market of the Vienna Stock Exchange -- $1,030,270, a security of a Bulgarian pharmaceutical company traded on the Bulgarian Stock Exchange --$3,185,630, and a security of a Bulgarian oil refinery traded on the Bulgarian Stock Exchange -- $1,354,830. All other securities are relatively liquid and the carrying value approximates the market value as of the balance sheet date. The Company does not have any material concentrations to high yield issuers or commitments to high-yield issuers as of the balance sheet date.

4.   Office Facilities, Furniture and Equipment

     Office facilities, furniture and equipment are summarized below:

                                               March 31,           March 31,
                                                 1998                1997
                                              -----------         ----------

         Furniture and equipment            $  1,920,337        $  1,554,579
         Less accumulated depreciation          (766,898)           (628,014)
                                            -------------       ------------
                                            $  1,153,439        $    926,565
                                            ------------        ------------

     Depreciation expense for the years ended March 31, 1997 and 1998, was $108,915 and $418,804, respectively.

5.   Business Acquisitions

         Eastbrokers Beteiligungs Aktiengesellschaft

     Eastbrokers Vienna is an Austrian based holding company that has established a presence in 12 Central and Eastern European countries through its network of subsidiaries and affiliate offices. On August, 1, 1996, the Company acquired 80 percent of the outstanding stock of Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers Vienna") through the issuance of 1,080,000 shares of the Company's common stock valued at $5,400,000. As a participant in Eastbrokers Vienna's capital increase in the fiscal year ended March 31, 1997, the Company later acquired an additional 245,320 (out of a total issue of 270,000 shares) for cash, increasing its ownership percentage to 83.62 percent. In three separate transactions in November and December 1996 and March 1997, the Company purchased 81,550 additional shares, increasing its ownership percentage to approximately 94 percent.

     The fair value of the net assets acquired under these transactions approximated $8,200,000. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired resulted in the Company recording approximately $1,950,000 in goodwill, which is being amortized over 25 years on a straight-line basis. The 1997 consolidated financial statements include the consolidated results of operations of Eastbrokers Vienna from the date of acquisition through December 31, 1996 in accordance with Note
     1. The purchase agreement contains certain provisions whereby the selling shareholders may be eligible to receive an additional 120,000 shares of the Company's common stock in the event certain earnings targets are achieved by December 31, 1998. No such shares have been earned to date.

     In a capital increase for Eastbrokers Vienna in the fiscal year ended March 31, 1998, the Company purchased 389,925 (out of a total issue of 390,000) for cash, increasing its ownership to 96%.

     Eastbrokers Vienna completed the acquisition of its subsidiary, Eastbrokers Warsaw, in September 1996. This acquisition has been accounted for under the purchase method of accounting. The fair value of the net assets acquired under this transaction approximated $1,124,000 as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired by Eastbrokers Vienna approximated $173,000 which has been recorded as goodwill and is being amortized over 25 years on a straight-line basis.

     In September 1996, Eastbrokers Vienna acquired additional shares of Eastbrokers Wertpapiervermittlungs-gesellschaft GmbH ("Eastbrokers GmbH") and Eastbrokers Slovakia a.s. from related parties (see Note 12). These acquisitions have been accounted for under the purchase method of accounting. The fair value of the net assets acquired under this transaction approximated $46,000 as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired by Eastbrokers Vienna approximated $438,000 which has been recorded as goodwill and is being amortized over 25 years on a straight-line basis.

         Eastbrokers North America, Inc.

     On March 6, 1997, the Company issued 22,500 shares of Common Stock valued at $4.00 per share relating to the acquisition of Eastbrokers North America, Inc. ("Eastbrokers NA"). In a separate but related transaction to the Eastbrokers NA acquisition, the Company sold 2,500 shares of Common Stock at $4.00 per share to an officer of the Company in exchange for a promissory note. These shares were transferred to the selling shareholder of Eastbrokers NA as part of the acquisition. The net assets acquired under this transaction approximated $90,000 and the acquisition has been accounted for under the purchase method of accounting. There was no excess of the purchase price over the fair value of the net assets received at the date of acquisition.

         Pro forma Results of Operations

     The following summarized, unaudited, pro forma results of operations for the year ended March 31, 1997 assumes the above listed acquisitions occurred at the beginning of fiscal 1997.

                                                                Year Ended
                                                              March 31, 1997
                                                              --------------
         Revenues from continuing operations                   $8,559,786
         Net income from continuing operations                    (14,097)
         Net income per share from continuing operations            (0.01)



6.   Investments in Affiliated Companies

         Investment in WMP Bank Aktiengesellschaft

         Through its subsidiary, Eastbrokers Vienna, the Company acquired a 48.1% interest in the outstanding capital stock of WMP on August 1, 1996. WMP is a stock broker-dealer and market maker in Vienna, Austria and is licensed as a class B bank under Austrian law. A Class B bank may, at its discretion, conduct any of the normal activities associated with a bank with one major exception; it cannot accept customer deposits. From time to time Eastbrokers Vienna has carried shares of WMP. Accordingly, since August 1996, the Company's ownership of WMP has exceeded 50% including WMP shares in its trading portfolio. At
December 31, 1996, the Company's aggregate ownership percentage in WMP, including its trading position, was 55%. This investment was accounted for using the equity method in the March 31, 1997 financial statements as the Company believed that its control of WMP may likely have been lost as the result of the probable occurrence of certain events that lay outside of its control. In September, 1997 circumstances surrounding these events were resolved such that these events were no longer considered probable of occurrence and the Company deemed its control of WMP was no longer temporary. Accordingly, the Company began consolidating its investment in WMP effective with its third quarter of fiscal 1998 financial statements. For the fiscal year ended March 31, 1998, WMP has been consolidated for the entire year. At December 31, 1997, the Company's aggregate ownership interest in WMP was 52%.

     The following unaudited pro forma information for the Company has been prepared as though WMP was acquired at the beginning of fiscal year 1997 and consolidated from that date:

                                                                   1997
                                                                   ----
                             Total revenues                     $10,138,350
                             Total assets                        44,405,383


     .

         Investments in Other Unconsolidated Affiliates

     The Company also has other investments in unconsolidated affiliates through Eastbrokers Vienna. These affiliates are accounted for using the equity method of accounting. These investments are predominantly start-up operations. At December 31, 1996, these unconsolidated affiliate investments included the following offices: Zagreb, Croatia; Ljubljana, Slovenia; Almaty, Kazakhstan; Moscow, Russia; Sofia, Bulgaria; and NIF TRUD Investment Fund. At December 31, 1997, these unconsolidated affiliate investments included the following offices: Zagreb, Croatia; Ljubljana, Slovenia; Moscow, Russia; Sofia, Bulgaria; and NIF TRUD Investment Fund. The combined carrying amounts of these investments as of December 31, 1996 and 1997 was $516,243 and $156,800, respectively. Losses from these operations totaled approximately $145,000 USD in the period from August 1, 1996 through December 31, 1996. Income from these operations totaled approximately $122,000 USD for the year ended December 31, 1997.

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

         Lines of Credit

     The Company had outstanding advances on its lines of credit totaling $1,602,182 and $2,570,499 as of March 31, 1997 and 1998, respectively. As of March 31, 1998, the Company had unsecured credit lines available of approximately $3.5 million. These lines of credit carry interest rates between 7.00 percent and 12.00 percent and between 6.500 percent and 9.125 percent for the years ended March 31, 1997 and 1998, respectively, as computed on an annual basis.

         Advances from Affiliated Companies

     Periodically, the Company's subsidiaries and affiliates will provide operating advances to other members in the affiliated group. These advances are generally due on demand and are not subject to interest charges.

         Securities Sold Under Agreements to Repurchase

     At March 31, 1997, the Company had $1,200,793 outstanding under repurchase agreements. The weighted average interest rate on these repurchase agreements was 12.91 percent. Securities listed on the Prague Stock Exchange Main Market with a market value of approximately $1,700,000 were used to collateralize this arrangement. During the fiscal year ending March 31, 1998, the underlying securities were sold to a third party for an amount approximating the Company's cost basis. The repurchase agreements were transferred to the new owner at the date of sale.

         Unsecured Bonds Payable

     The Company had unsecured bonds with a face value of 25 million Austrian Schillings requiring annual interest payments at 10 percent per annum which matured on July 31, 1997. At March 31, 1997, the amount due under these obligations was $2,307,500. These unsecured bonds were redeemed by the Company on July 31, 1997.

8.   Long-Term Borrowings

     Long-term borrowings consist of the following:

                                                                                        March 31,        March 31,
                                                                                          1998             1997
                                                                                       ----------      ------------

     Long-term borrowing arrangement with a financial institution requiring Note payable to a finance company,  requiring  annual interest  payments which
       cannot  exceed  the  10  year   government   bond  rate  plus  2  percent
       (approximately   10.00   percent),   principal  of  12,000,000   Austrian
       Schillings, principal due at maturity on December 31, 2001                       $ 948,000        $ --

     Notes  payable to a  financial  institution  requiring  quarterly  interest payments  computed at 6.50 percent on a 360 day year,  collateralized  by
       157,061 shares of WMP  (representing  approximately  24% of the Company's
       WMP  shares as of March  31,  1998),  principal  of  10,000,000  Austrian
       Schillings and accrued interest payable in full on  November 30, 2001              804,308         934,374

     Notes  payable  to  financial  institutions  requiring  quarterly  interest payments computed at varying percentages on a 360 day year, with varying
        maturity dates but all due in 1999                                                267,779          --
                                                                                        -----------     ---------
                                                                                        $ 2,020,087     $ 934,374


     The scheduled maturities of long-term debt outstanding at March 31, 1998 are summarized as follows: $267,779 in 1999, $0 in 2000, $0 in 2001, $1,752,308 in 2002 and $0 thereafter.

9.   Commitments and Contingencies

         Leases and Related Commitments

     The Company occupies office space under leases which expire at various dates through 2003. The various leases contain provisions for periodic escalations to the extent of increases in certain operating and other costs. The Company incurred rent expense under non-cancelable operating leases in the approximate amounts of $35,000 and $131,000 for the periods ended March 31, 1997, and March 31, 1998, respectively.

     Minimum future rentals under these non-cancelable leases for the fiscal years ending 1999 through 2003 are approximately as follows: 1999 -- $164,000; 2000 -- $164,000; 2001 -- $104,000; 2002 -- $84,000; and 2003 --
     $42,000 and in the aggregate $558,000.

     The Company's subsidiaries occupy office space under various operating leases which contain cancellation clauses whereby the Company may cancel the lease with thirty to ninety days written notice.

         Hotel Fortuna Leases

     During the year ended March 31, 1997, the Hotel was subject to land and equipment leases. Under the terms of these leases, the Hotel incurred rent expense in the approximate amounts of $310,000 during fiscal year 1997. These leases terminated with the disposition of the Hotel. See Note 15.

10.   Shareholders' Equity

         Stock Repurchase

     On December 10, 1996, the Board of Directors approved a plan whereby the Company was authorized to begin a buy-back program of its Common Stock. Under the terms of this plan, the Company is authorized to repurchase up to $1,000,000 of Common Stock at a price not to exceed $5.00 per share beginning in January 1997. On January 23, 1997, the Company repurchased 45,000 of its outstanding shares at $4.75 per share. Currently, no additional buy-backs are anticipated. This treasury stock was retired during the fiscal year ended March 31, 1998.

         Stock Transactions

     On August 1, 1996, the Company issued 1,080,000 shares of its Common Stock to the selling security holders of Eastbrokers Vienna in a transaction valued at $5,400,000. During the period surrounding the acquisition, the Company's common stock was trading approximately between $6.25 and $8.00 per share for its fully registered and unrestricted shares. Due to the nature of restricted shares and the various covenants restricting the transfer of these shares, the Board of Directors assigned a value of $5,400,000 to this transaction.

     On March 6, 1997, the Company issued 22,500 shares of Common Stock value relating to the acquisition of Eastbrokers NA, valued at $4.00 per share. In a separate but related transaction to the Eastbrokers NA acquisition, the Company sold 2,500 shares of the Company's stock to an officer of the Company in exchange for a promissory note. These shares were transferred to the selling shareholder of Eastbrokers NA as part of the acquisition. The shares were also valued at $4.00 per share.

     During the year ended March 31, 1997, the Company issued a total of 37,000 shares of Common Stock at a per share price approximating the then current market price for services rendered to the Company.

     In April 1997, the Company sold 125,000 shares of Common Stock to three individuals: Calvin S. Caldwell, Frank Huang and Jay Raubvogel for a total offering price of $750,000 or $6.00 per share. The net proceeds to the Company were $723,195. There were no underwriting discounts or commissions.

     In September 1997, the Company issued 10,000 shares of Common Stock to Dr. Michael Sumichrast in compensation for services performed on behalf of the Company during the previous six months. The average price per share assigned to this transaction was $6.598 per share based on the average closing price for the period April 1, 1997 through September 30, 1997.

     In September 1997, Martin A. Sumichrast acquired 50,000 shares of Common Stock at a price of $6.00 per share in exchange for a note payable bearing an interest rate of 8 percent in the amount of $300,000 to the Company.

     On February 20, 1998, the Company sold 1,227,000 newly issued units consisting of one share of Common Stock and one Class C Warrant in a private placement for $6,135,000 in cash, or a price of $5.00 per unit (approximately 40% below the then current market price as of February 19, 1998.) After deducting offering expenses of $899,031, the Company netted $5,415,969. These units were offered and sold to various accredited investors.

     Each of the foregoing issuances was made by the Company without registration under the Securities Act of 1933, as amended (the "Securities Act"). In each such case the Company relied upon the exemption from registration provided by Section 4(2) under the Securities Act and Regulation D promulgated under the Securities Act.

         Class A Warrants

     In connection with its June 1995 public offering, the Company issued 5,505,000 Class A Warrants. The Class A Warrants became exercisable on June 7, 1996. By reason of the Company's September 1996 1-for-5 reverse stock split, immediately after that stock split each five (5) Class A Warrants represented the right to acquire one (1) share of Common Stock for $20. The Class A Warrants include redemption provisions at the option of the Company and, upon thirty (30) days' written notice to all holders of Class A Warrants, the Company has the right to reduce the exercise price and/or extend the term of the Class A Warrants, subject to compliance with the requirements of certain SEC rules and regulations to the extent applicable. The Class A Warrant Holders are also entitled to certain antidilution privileges. In April 1998, the Company announced an amendment relating to the number of warrants outstanding and the exercise price. The adjustment to the number of warrants reflected the September 1996 reverse stock split and reduced the number of outstanding warrants by four-fifths (4/5's), such that one warrant again represents the right to purchase one share of Common Stock. An adjustment to the exercise price of the Class A Warrants to $18.00 per share resulted in connection with the February 1998 private placement. Subsequent to this adjustment, there are 1,101,000 Class A Warrants outstanding. The Class A Warrants expire in June 2000.

         Class B Warrants

     In connection with the aforementioned public offering whereby the Class A warrants were issued, the Company issued 1,250,000 Class B Warrants to certain bridge lenders. By reason of the September 1996 1-for-5 reverse stock split, immediately after that stock split each five (5) Class B Warrants represented the right to acquire one (1) share of Common Stock for $21. The other terms of the Class B Warrants are identical to the Class A Warrants, including the antidilution provisions. In April 1998, the Company announced an amendment relating to the number of warrants outstanding and the exercise price. The adjustment to the number of warrants reflected the September 1996 reverse stock split and reduced the number of outstanding warrants by four-fifths (4/5's), such that one warrant again represents the right to purchase one share of Common Stock. An adjustment to the exercise price of the Class B Warrants to $19.00 per share resulted in connection with the February 1998 private placement. Subsequent to this adjustment, there are 250,000 Class B Warrants outstanding. The Class B Warrants have not been registered. These warrants expire in June 2000.

         Class C Warrants

     In connection with the private placement in February 1998, the Company issued 1,227,000 units, each unit consisting of one share of common stock and one Class C Warrant. Each Class C Warrant entitles the holder to purchase one share of Common Stock during the period commencing February 20, 1999 and February 20, 2002 at an exercise price of $7.00 per share, subject to certain adjustments. Commencing February 20, 1999 these warrants will be redeemable at a price of $.10 per warrant at any time after the closing price of the Common Stock is above $10.00 for 20 consecutive trading days. The shares underlying these warrants are subject to a "demand registration" right upon receipt of a demand for registration from a majority of the holders of the common stock and the warrants issued in this private placement. In connection with the private placement, 1,237,222 Class C Warrants were issued to the placement agents, including 312,583 Class C Warrants issued to Eastbrokers NA as one of the placement agents.

         Other

     Certain U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

     Cumulative translation adjustments include gains or losses resulting from translating foreign currency financial statements from their respective currencies to USD Increases or decreases in the value of the Company's net foreign investments generally are tax-deferred for U.S. purposes. Certain of the markets in which the Company operates (i.e., Russia, Kazakhstan and Bulgaria) are generally reliant on the "soft" or "exotic" currencies. The Company generally elects not to hedge its net monetary investments in these markets due to the lack of availability of various currency contracts at acceptable costs.

11.   Stock Option Plan

     During 1996, the Company adopted a non-qualified stock option plan (the "plan") as part of an overall compensation strategy designed to facilitate a pay-for-performance policy and promote internal ownership in order to align the interests of employees with the long-term interests of the Company's shareholders.

     Under the terms of the plan, stock options granted will have an exercise price not less than the fair value of the Company's Common Stock on the date of grant. Such options generally become exercisable over a three-year period and expire 5 years from the date of grant.

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

     Had compensation cost been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's earnings and earnings per share would have been reduced to the pro forma amounts indicated below:



                                                              1998                        1997
                                                              ----                        ----
                                                                                      (As Restated)

Net loss - as reported                                     $(4,947,557)                  $(918,611)
         - pro forma                                        (4,998,993)                 (1,606,135)
Primary and fully diluted earnings per share
         - as reported                                          $(1.57)                      $(.37)
         - pro forma                                             (1.59)                       (.64)


     During the fiscal year ended March 31, 1997, an additional 200,000 options were granted outside of the plan at a weighted average exercise price of $10.00 per share and with an expiration date of August 1, 1999. At March 31, 1998 all 235,000 options outstanding were exercisable. The weighted average fair value of the options at the various grant dates was $5.24.

12.   Related Party Transactions

     Prior to the sale by the Company of the Hotel Fortuna a.s. (the "Hotel") on October 1, 1996, the Company owned 50.2 % of the Hotel. Stratego Invest a.s., a broker-dealer and financial consulting company organized under the laws of the Czech Republic, owned 20.6 % of the Hotel. Stratego Invest a.s. was at that time more than 50% owned by Stratego a.s., which was controlled by Ing. Petr Bednarik. Mr. Bednarik was President and CEO of the Company until August 1996. The sales transaction of the Hotel by the Company was arranged by Stratego Invest a.s. For providing services related to the transaction, Stratego Invest a.s. was to have received a commission fee of 1,000,000 CZK (approximately $37,000 USD), however, Stratego Invest a.s. waived its commission related to this transaction.

     In September 1996, Mr. Peter Schmid received from Eastbrokers Vienna 3,511,422 Austrian Schillings (approximately $340,000 USD) for his 49.95
     percent          ownership          interest         in         Eastbrokers
     Wertpapiervermittlungs-gesellschaft GmbH ("Eastbrokers GmbH"), an Austrian Securities Brokerage Company with limited liability. The nominal value of these shares was 500,000 Austrian Schillings. Mr. Schmid, Chairman, President, Chief Executive Officer, and Director of the Company, is also a Director of Eastbrokers GmbH.

     In September 1996, Mr. Schmid received 376,275 Austrian Schillings (approximately $36,500 USD) for his 5.60 percent ownership interest in Eastbrokers Slovakia a.s., Bratislava ("Eastbrokers Slovakia"). Eastbrokers Slovakia is the Company's subsidiary operating in the Slovak Republic. The nominal value of these shares was 280,000 Slovak Koruna.

     In September 1996, Mr. August de Roode received 1,110,250 Austrian Schillings (approximately $107,500 USD) for his 24.40 percent ownership interest in Eastbrokers Slovakia. The nominal value of these shares was 1,220,000 Slovak Koruna. Mr. de Roode was Chief Executive Officer, Chief Operating Officer and Director of the Company until March 1997 and he was also a Director of Eastbrokers Slovakia at the date of this transaction.

     The Company entered into various agreements with Randall F. Greene, a former director of the Company. Mr. Greene provided consulting services pursuant to an agreement dated July 26, 1996 in connection with the Company's acquisition of Eastbrokers Vienna. Pursuant to this agreement, Mr. Green received $20,000 as a non-accountable expense allowance and 10,000 shares of the Company's Common Stock. In addition, during the 1997 fiscal year Mr. Greene was paid $37,000 for consulting services provided to the Company in connection with potential mergers and/or acquisitions. In connection with Mr. Greene's resignation from the Board of Directors of the Company, the Company entered into a six month consulting agreement dated March 27, 1997 pursuant to which Mr. Greene was paid $24,000 and granted options to purchase 7,750 shares of the Company's Common Stock at $6.50 per share. A related letter agreement was entered into with Mr. Green on March 27, 1997, as amended by a letter dated April 29, 1997. Under the related letter agreement, Mr. Greene was paid $13,750 and granted 12,500 shares of the Company's Common Stock in full satisfaction for consulting services rendered during the period August 1, 1996 through March 31, 1997. Also pursuant to this agreement, the Company agreed to indemnify Mr. Greene against certain liabilities, the parties exchanged mutual releases and Mr. Greene agreed to sell his shares of the Company's common stock to the Company's primary market maker subject to certain conditions.

     The Company entered into a one year consulting agreement dated March 31, 1997 with Dr. Sumichrast, a Director of the Company, pursuant to which Dr. Sumichrast was granted 20,000 shares of the Company's Common Stock to vest ratably over the term of the agreement. Dr. Sumichrast provided services to the Company during the period April 1, 1997 through September 30, 1997 and received 10,000 shares at an average price of $6.598 per share as compensation for these services.

     In March 1997, Eastbrokers Vienna purchased 30,000 shares of Schneiders 1895 AG for 3,618,000 Austrian Schillings (approximately $302,000 USD). Mr. Peter Schmid is a Director of Schneiders 1895 AG and Mr. Schmid's father is an officer and Director of Schneiders 1895 AG.

     In December 1996, Eastbrokers Vienna loaned Dr. Muller-Tyl approximately $72,000 USD. Interest on the outstanding balance of this obligation is computed at 8 percent per annum until paid in full. Dr. Muller-Tyl was the Chief Operating Officer of the Company until his resignation in January 1998.

     The Company leases office space from General Partners Immobilenz ("GPI")(formerly Residenz Realbesitz AG ("Residenz")) for its Vienna operations pursuant to a month-to-month lease. Under the terms of the leases, the Company incurred occupancy costs of approximately 1,200,000 Austrian Schillings (approximately $95,000 USD) in the fiscal years ended March 31, 1997 and 1998. The terms of this lease were negotiated such that the Company is subject to occupancy expenses no greater than the current market rates. GPI is a subsidiary of General Partners Beteiligungs AG ("General Partners"), an Austrian holding company and the beneficial owner of 1,477,139 shares of Common Stock. Mr. Kossner, a Director of the Company and an officer of the Company from August, 1996 until November, 1996, owns approximately 30 percent of the outstanding shares of GP. He is a member of GP's Supervisory Board, WMP's Supervisory Board, the Eastbrokers AG Supervisory Board, and is a Director of the Company.

     During 1996, the Company entered into a verbal agreement with RealWorld, an internet software developer, to design and build an online stock exchange game and online trading system. The initial deposit to begin development of the game and system was 530,000 Austrian Schillings (approximately $50,000
     USD). Currently the Company has a liability to RealWorld of 208,000 Austrian Schillings (approximately $20,000 USD) representing amounts due on progress billings. The agreement states that costs will be charged on an hourly basis and monthly progress billings will be made once the original deposit has been depleted. Dr. Muller-Tyl is a member of the Supervisory Board for RealWorld. Venture Capital Holdings Gmbh, an Austrian company owned and controlled by Mr. De Roode and Mr. Muller-Tyl ("VCH") and Messrs. Schmid, Kossner, and Muller-Tyl were at that time shareholders of RealWorld and represented a combined ownership interest of 26 percent.

     At December 31, 1996,  the Company has a receivable  related to  securities
     transactions  from  Mr.  Kossner  in  the  amount  of  2,269,198   Austrian
     Schillings (approximately $209,000 USD).

     At December 31, 1996, the Company has a receivable related to share transactions from Z.E. Beteiligungs AG ("ZE") in the amount of 5,537,202 Austrian Schillings (approximately $511,000 USD). ZE is a subsidiary of General Partners.

     WMP is an Austrian broker-dealer, market maker, and member of the Vienna Stock Exchange. WMP's common stock is publicly traded on the Main Market of the Vienna Stock Exchange. From time to time, WMP will make a market in stock of companies that have a direct relationship to the Company through its Directors.

     In October 1997, WMP sold its interest in WMP Vermogensverwaltungs GmbH ("WMP GmbH"), primarily an inactive subsidiary to COR Industrieberatung GmbH, for 2.5 million Austrian Schillings (approximately $200,000 USD). The sales price approximated the cost basis of WMP GmbH at the date of disposition.

     In December 1997, Eastbrokers Vienna sold its 51 percent interest in Su(beta)warenindustrie Beteiligungs GmbH ("SWIB") to Mr. Schmid for 13 million Austrian Schillings (approximately $1,025,000 USD). The Company acquired its ownership interest in SWIB in mid-1997 for 510,000 Austrian Schillings (approximately $40,000 USD). At the time of acquisition, the principal asset of SWIB was an investment in a company which was entering bankruptcy proceedings and there was considerable uncertainty regarding the future realizable value of this asset. By December 1997, bankruptcy proceedings had progressed to a point where an estimate could be made on the net realizable value of this asset. Based on the information available at that time, SWIB's value at the date of disposition was determined by the Board of Directors to be in the range of 12 million to 14 million Austrian Schillings (approximately $950,000 to $1,100,000 USD). The sale of SWIB resulted in a gain of approximately $1.0 million USD and is included in the accompanying consolidated statement of operations.

     As of December 31, 1997, ZE, a 26.27% owned subsidiary of General Partners, owned approximately 25% of UCP Beteiligungs AG ("UCP AG"), an Austrian holding company. UCP AG, in turn, owns 27.7% of a Russian chemical company, UCP AOOT. Shares of UCP AOOT are listed over-the-counter on the Vienna Stock Exchange. WMP is a market maker in the shares of UCP AOOT on the Vienna Stock Exchange. During 1997, WMP facilitated the purchase and sale of several blocks of UCP AOOT shares. As of year end, the Company held approximately 38,000 shares of UCP AOOT as an investment. At this time, the estimated value of these shares was approximately $1,030,270. This amount is reported in the Securities owned at value, Corporate equities section of the financial statements. Subsequent to year end, the Company sold approximately 8,000 shares in 6 separate transactions for approximately $400,000. As of October 26, 1998, the current market price of UCP AOOT shares was approximately $54 per share on the Vienna Stock Exchange. For the fiscal year ended March 31, 1998, the Company recorded, as a charge to earnings, a market value adjustment of approximately ($610,000). Although the UCP AOOT shares are trading at a premium to the original cost basis, the Company wrote down the carrying value of this item based on an independent valuation of UCP AOOT and the uncertainty surrounding the Russian economy.

     Upon acquiring Eastbrokers Beteiligungs AG on August 1, 1996, the Company assumed a receivable in the amount of 7,387,697 ATS (approximately $704,000) from Peter Schmid. As of December 31, 1997, the receivable increased due to cash advances to 8,046,177 ATS (approximately $635,000) at the then current exchange rates. These cash advances included the U.S. Dollar denominated amount fluctuates based on the foreign currency exchange rate. On May 31, 1998, Mr. Schmid entered into a Non-Negotiable Term Note in the amount of 8,046,177 Austrian Schillings. This amount is reported in the Receivable from executive officer in the consolidated statement of financial condition. This Note bears interest at 8% per annum and matures May 31, 2000. It was collateralized by 150,000 shares of the Common Stock. On October 8, 1998, Mr. Schmid repaid 6,748,111 Austrian Schillings of the total amount due. Mr. Schmid has informed the Company that he intends to repay the remaining outstanding balance by December 31, 1998.

     Periodically, the Company engages in securities transactions with URBI S.A., ("URBI"), a Spanish investment company. Mr. Kossner was a member of URBI's Supervisory Board from November 1996 through June 1998 and Mr. Schmid was a member until May 1997. All transactions between URBI and the Company were consummated at the then current market prices. At December 31, 1997, the amount due from URBI was 7,023,576 Austrian Schillings or approximately $555,000, arising exclusively from various securities transactions. This amount is reported in the Receivable from affiliated companies in the consolidated statement of financial condition. Prior to June 30, 1998, URBI had repaid all amounts due with respect to the transactions open at December 31, 1997. As of June 30, 1998, the Company had a receivable from URBI in the amount of 4,698,215 Austrian Schillings or approximately $370,000 related to transactions occurring subsequent to December 31, 1997. In addition, the Company entered into a repurchase agreement with URBI in June 1997. This repurchase agreement and the related shares of Vodni Stavby a.s., a Czech construction company, were sold to a non-affiliated Czech Republic company in October 1997.

     During October 1997, WMP entered into a stock loan transaction with VCH in the amount of 4,065,000 Austrian Schillings (approximately $325,000). In August, 1998, VCH repaid the Company in full for this stock loan transaction. WMP periodically engages in stock loan transactions as a portion of its normal business operations.

     In December 1997, WMP purchased 7,200,000 ATS (approximately $576,000) of 8% bonds due April 1, 2000 of ZE. This amount is reported in the Securities owned at value, Corporate equities in the consolidated statement of financial condition. The ZE bonds earn a comparatively higher interest rates (350 basis point above comparable Austrian governmental rates).

     As of December 31, 1997, the Company had a receivable from C.R.F. a.s., a Slovak privatization company, related to a stock sale transaction and consulting fees. The total amount due from these transactions was 7,078,500 Austrian Schillings (approximately $559,000). This amount is reported in the Receivable from affiliated companies in the consolidated statement of financial condition. Mr. Schmid was the Chairman of the Board of C.R.F. a.s. from November 1995 through October 1997.

     In September 1997, Martin A. Sumichrast acquired 50,000 shares of Common Stock at a price of $6.00 per share in exchange for a note payable in the amount of $300,000 to the Company. This amount is recorded in the Note receivable-common stock in the consolidated statement of financial condition. This note bears interest at 8% per annum and is due September 15, 1999.

13.   Income Taxes

     The tax expense recorded of $265,078 for the year ended March 31, 1998 results principally from foreign taxes on earnings at the Company's subsidiaries.

     The differences between the tax provision (benefit) calculated at the statutory federal income tax rate and the actual tax provision (benefit) for each period is shown in the table below:


                                                                              Year Ended          Year Ended
                                                                               March 31,           March 31,
                                                                                 1998                1997
                                                                           ---------------     -------------

       Tax benefit at federal statutory rate                                $(1,656,000)           $  84,678
       State income taxes, net of federal benefit                                (93,962)             14,402
       Foreign taxes                                                             265,078             --
       Unrecognized benefit of net operating losses                            1,164,189             697,301
       Discontinued operations                                                   --                 (510,975)
       Non-taxable income from Slovak Republic                                   --                 (191,515)
       Other                                                                      34,865            (102,196)
                                                                            -------------       -------------

                                                                            $    285,830             $(8,305)
                                                                            --------------      -------------

     The significant components of the Company's deferred tax asset and liability are as follows:

       Depreciation                                                         $      4,259        $      6,020
       Unrecognized gain from marketable securities                               83,437            (105,385)
       Accrued expenses                                                            9,390
       Capital loss carryforward                                                  45,445
       Foreign tax credit carryfoward                                             32,652
       Other                                                                       6,468             (11,425)
       Net operating loss carryforward                                         5,748,282           1,112,193
                                                                               ---------        -------------
                                                                               5,929,933           1,001,403
           Valuation allowance                                                (1,455,514)           (697,301)
                                                                            -------------       -------------
                                                                               4,474,419             304,102
       Eastbrokers AG deferred taxes acquired                                    --                  187,996
                                                                            -------------       -------------

                                                                            $  4,474,419            $492,098
                                                                            -------------       -------------

     At March 31, 1998, the Company has a U.S. federal net operating loss carryforward of approximately $2,985,000 that may be used against future U.S. taxable income until it expires between the years March 31, 2012 and March 31, 2013. The Company also has a U.S. capital loss carryforward of approximately $118,000 USD that expires March 31, 2002 and a U.S. foreign tax credit carryforward of approximately $33,000 USD that expires between the years March 31, 2010 and March 31, 2013. At December 31, 1997, the Company has an Austrian federal net operating loss carryforward of approximately $12,850,000 USD that has no expiration period.

     The non-taxable income from the Slovak Republic is from privatization activities in which Eastbrokers Vienna was actively involved. This income was received in the fourth quarter of the fiscal year ended December 31, 1997. Distributions of this nature are non-taxable under Slovak Republic regulations.

     The undistributed earnings of the foreign subsidiaries are intended to be permanent in duration.

14.   Segment Information

     Segment information is as follows for the year ended March 31, 1998:

                                                           Share of
                                                          (Loss) of
                                                        Unconsolidated     Identifiable              Net
                                       Revenues            Entities           Assets               (Loss)
                                       --------         --------------     ------------            ------

         Austria                    $    4,152,076     $    (38,388)          $22,762,098         $ (1,764,309)
         Czech Republic                  1,100,457               --               868,961             (279,568)
         Hungary                         2,108,992               --             7,533,072              214,017
         Poland                          1,372,325               --             2,529,672               33,585
         Slovak Republic                     9,842               --             1,945,028             (428,439)
         United States                     218,199               --             8,062,958           (2,746,065)
         Other                           1,176,990               --             1,137,064               23,222
                                    ---------------    ----------------    ---------------     ---------------
                Total               $   10,138,881     $       (38,388)       $44,838,853         $ (4,947,557)
                                    ---------------    ----------------    ---------------     ---------------

     Segment  information  is as follows  for the year ended  March 31, 1997 (As
Restated):

                                                           Share of
                                                          (Loss) of
                                                        Unconsolidated     Identifiable              Net
                                       Revenues            Entities           Assets               (Loss)
                                       --------         --------------     ------------           ---------

         Austria                    $    1,433,897     $      (396,209)       $13,023,750        $     165,188
         Czech Republic                    656,079               --             2,202,134             (130,214)
         Hungary                           387,519               --             2,117,066               56,166
         Poland                            921,856               --             2,341,507              (20,705)
         Slovak Republic                 1,124,339               --             3,071,805              596,560
         United States                   1,161,940               --             9,136,486           (1,606,814)
         Other                              55,845               --                69,981               21,208
                                    ---------------    ----------------    ---------------     ---------------
                Total               $    5,741,475     $      (396,209)       $31,962,729        $    (918,611)
                                    ---------------    ----------------    ---------------     ---------------

15.   Discontinued Operations

     In October 1996, the Company agreed to sell its interest in the Hotel for 100,000 shares of Ceske energeticke zavody a.s. and 86,570 shares of Vodni stavby Praha a.s., based on the then current market prices for each stock. In November 1996, the sales transaction was completed. As of the sale date, the Company revised its estimate of the net realizable value of the shares received based on the then current market prices for each stock. As a result, the Company recognized a loss on the sale of discontinued operations of ($1,323,083 USD). Income from discontinued operations was $41,899 through the sale date.

16.   Subsequent Events  (Unaudited)

     In May 1998, a date subsequent to the fiscal year end date of March 31, 1998, the Company acquired all of the outstanding common stock of EBI Securities, a Denver, Colorado based investment banking and brokerage firm, in exchange for 445,000 unregistered shares of the Company's Common Stock and an agreement to advance $1,500,000 in additional working capital to EBI Securities.

     EBI Securities is subject to the following legal proceedings.

     USCAN Free Trade Zones v. Cohig & Associates, Inc. (EBI Securities), Et Al., United States District Court for the Western District of Washington. In March 1997, USCAN Free Trade Zones, Inc. ("USCAN") filed a complaint against EBI Securities and Steve Signer, an employee of EBI Securities, alleging that EBI Securities misled USCAN about the credit worthiness of a third party in connection with an introduction made by Mr. Signer. EBI
     Securities categorically denies this allegation. USCAN informed EBI Securities that it would be working with a certain third party to secure certain loans on behalf of USCAN which USCAN would then use to open a trading account with EBI Securities. Once EBI Securities learned of the relationship to this third party, it refused to enter into any business arrangements with USCAN as long as the third party was involved due to regulatory problems encountered in prior business dealings with this certain third party. Plaintiff alleges that as a result of Mr. Signer's referral, it lost the ability to obtain a loan and all lost profits that might have resulted. Mr. Signer was dismissed as a defendant is this case due to lack of personal jurisdiction and has received an award of fees. Plaintiff originally sought a judgment of approximately $86,000,000 in compensatory and punitive damages. However, USCAN recently stated in a pleading and during a court deposition taken in October 1998 that its damage claim had been reduced to $332,000. EBI Securities has filed counterclaims for defamation based upon certain false and defamatory representations regarding EBI Securities. A preliminary trial date has been scheduled for January 1999. EBI Securities believes it has meritorious defenses and intends to vigorously defend against USCAN's claims as well as aggressively pursue claims against USCAN and two of its officers for defamation, abuse of process, and civil conspiracy.

     Florida Department of Insurance as Receiver for United States Employer Insurance Consumer Self-Insurance Fund of Florida ("USEC") v. Debenture Guaranty Corporation, Et. Al., United States District Court for the Middle District of Florida. In November, 1995, the plaintiff, USEC, commenced the above entitled action against Debenture Guaranty Corporation ("Debenture") and certain other defendants, including EBI Securities and Steve Signer, an employee of EBI Securities. In 1994, USEC entered into an arrangement whereby USEC lent money to Debenture, and Debenture opened an account in Debenture's name to trade U.S. Treasuries. The note to USEC was in the amount by which the treasuries could be margined. This transaction was allegedly part of a scheme whereby USEC was attempting to inflate its assets for regulatory purposes. Debenture allegedly misappropriated the funds for its own benefit and USEC subsequently failed. Plaintiffs alleged that EBI Securities and Signer aided, abetted and conspired with Debenture to defraud USEC and claimed damages of $11,000,000. After a six week trial held from September 8, 1998, to October 14, 1998, a jury returned a verdict in favor of EBI Securities. The plaintiffs have filed a motion for a new trial. EBI Securities is in the process of preparing an objection to this motion. EBI Securities is also planning to file a motion for recovery of its attorney's fees incurred in connection with defending this action.

     Euro-American Insurance Company Ltd., Et. Al. v. National Family Care Life Insurance Company, Et. Al., 191st Judicial District of Dallas County, Texas (the "NFC Litigation"). In April, 1996, National Family Care Life Insurance Company ("NFC") commenced the above action against, among others, EBI Securities and Steve Signer, an employee of EBI Securities. In late 1994 or early 1995, NFC entered into an arrangement with Debenture Guaranty Corporation ("Debenture"), another defendant in the NFC Litigation, whereby NFC lent money to Debenture, and Debenture opened an account in Debenture's name to trade U.S. Treasuries. The note to NFC was in the amount by which the treasuries could be margined. This transaction was allegedly part of a scheme whereby NFC was attempting to inflate its assets for regulatory purposes. Debenture allegedly misappropriated the funds for its own benefit. NFC alleged that EBI Securities and Signer aided, abetted and conspired with Debenture in allegedly defrauding Plaintiff. NFC has reduced its damages demand from approximately $11,500,000 to $1,100,000. This case is related to the USEC litigation, described above, which also involves a claim of fraud against Debenture. EBI Securities believes it has meritorious defenses and intends to vigorously defend against NFC's claims.

     EBI Securities also is involved in an arbitration proceeding related to the NFC Litigation entitled National Family Care Life Insurance Co. v. Pauli Company, Inc., Et Al., NASDR Case No. 96-02673 (the "Arbitration"). The Arbitration panel entered an award against EBI Securities in July 1998 in favor of third-party plaintiff Pauli & Company, Inc. ("Pauli") of approximately 370,000, which was significantly below the initial award sought by Pauli of approximately $1,100,000. EBI Securities has filed a motion to vacate and plans to vigorously contest this award on appeal.

     In addition to the litigation described above, the Company, through its subsidiaries, is involved in various legal actions and claims arising in the ordinary course of business. Management believes that each of such matters will be resolved without material adverse effect on the Company's financial condition or operating results.

     In June 1998, subsequent to the date of this report, but prior to the filing date, the Company's largest European subsidiary, WMP, successfully raised 60 million Austrian Schillings (approximately $4,800,000 USD) in a bond offering. The Company intends to utilize these proceeds to enhance and further develop its European trading activities. The bonds were issued in denominations of 10,000 Austrian Schillings (approximately $800 USD at the then current exchange rates), bear an annual interest rate of 7.5%, payable at maturity, and mature in June 2002.

     In June 1998, the Company sold a 73.55% interest in Eastbrokers Prague a.s. for 15 million Austrian Schillings (approximately $1,200,000 USD at the then current exchange rate). The net assets related to this transaction are presented in the accompanying balance sheet as "Net assets held for sale."

17.   Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128. The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 was adopted by the Company beginning with the interim reporting period ended December 31, 1997. The adoption did not affect previously reported earnings per share amounts.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purposes financial statements. This statement shall be effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. At this time, the Company does not believe that the addition of this statement will have a significant impact on the Company.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. At this time, the Company does not believe that this statement will have a significant impact on the Company.

     In June 1998, the FASB issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. At this time, the Company does not believe that this statement will have a significant impact on the Company.

18.  Significant Estimates

     As part of the preparation of its fiscal 1998 financial statements, the Company has made several valuation estimates. Such estimates could be impacted by changes in facts and circumstances in the near term. Such changes, if they occur, could have a significant effect on the Company's financial position and results of operations. The net amounts recorded related to these estimates are summarized as follows:

               - An approximate $1 million receivable from a Serbian financial institution related to the Company selling its creditor position with a bankrupt company. This amount is included in financial institution receivable in the accompanying 1998 balance sheet.

               - An approximate $1 million investment in the shares of UCP AOOT (See Note 12), a Russian chemical company. This
                      amount  is  included  in  securities   owned  -  corporate
                      equities in the accompanying 1998 balance sheet.

               -      An   approximate   $724,000   receivable   related  to  a
                      repurchase agreement and the related shares of Vodni Stavby, a.s. This amount is included in other receivables in the accompanying 1998 balance sheet.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         The Company has changed its accountants from Pannell Kerr Forster PC to Deloitte & Touche LLP. This change was reported in the Company's Current Reports on Form 8-K dated November 4, 1997 and January 22, 1998, which are incorporated by reference herein in their entirety. The Company did not have any disagreements with its former independent accountant regarding accounting principles and practices or financial statement disclosures within its two most recent fiscal years.

                                    PART III

Item   9.      Directors and Executive Officers of the Registrant

A.       Directors and Executive Officers

         Biographical information, including the age, position held with the Company, term of office as officer or director, employment during the past five years, and certain other directorships of each officer or director is set forth below. Mr. Kossner has been elected to serve as director until the annual meeting of stockholders to be held during the year 1999. Messrs. Michael Sumichrast, Ph.D. and Martin A. Sumichrast have been elected as directors, each to serve until the annual meeting of stockholders to be held during the year 1998. Mr. Schmid was re-elected to serve as a director for an additional three year period at the annual meeting of stockholders held on December 17, 1997. There are no family relationships among any officers and directors of the Company, except that Michael Sumichrast, Ph.D. and Martin A. Sumichrast are father and son, respectively.

PETER SCHMID, 32, Chairman of the Board and Chief Executive Officer of the Company since March 1997; President of the Company since August 1996, a Director of the Company since January 1994. Since 1991, Mr. Schmid is the co-founder, Chairman of the Board, Chief Executive Officer, and Member of the Supervisory Board of Eastbrokers Beteiligungs AG, a Vienna based securities brokerage firm which was acquired by the Company in August 1996. Mr. Schmid is also a Member of the Supervisory board of WMP Borsenmakler AG, a Vienna based investment firm; and Schneiders 1895 AG, a retailing firm. In addition, Mr. Schmid serves as a Director of Eastbrokers North America, Inc., a subsidiary and New York , New York-based securities brokerage firm. Mr. Schmid currently serves on the Supervisory Boards of Eastbrokers' subsidiaries in Bratislava, Zagreb, Warsaw, Sofia, Budapest, Bucharest and Ljubljana.

MARTIN A. SUMICHRAST, 31, Vice Chairman of the Company since March 1997; Secretary, and a Director of the Company since its inception in 1993. Mr. Sumichrast is a founder of the Company and was formerly Executive Vice President and Chief Financial Officer. Mr. Sumichrast is also Chairman of Eastbrokers North America, Inc., a subsidiary of the Company and a New York, New York-based brokerage firm. From 1987 until 1992, Mr. Sumichrast served as the President of Sumichrast Publications, Inc., a real estate publication located in Rockville, Maryland. Mr. Sumichrast also serves as President of Sumichrast Enterprises, Inc., a holding company located in Rockville, Maryland.

KEVIN D. MCNEIL, 38, Vice President, Treasurer and Chief Financial Officer since March 1997. Since August 1996, Mr. McNeil had been the comptroller of the Company. Mr. McNeil is also Secretary/Treasurer of Eastbrokers North America, Inc., a subsidiary of the Company and a New York, New York-based securities brokerage firm. From 1994 to 1996, Mr. McNeil served as a supervising auditor for Pannell Kerr Forster PC, an international accounting firm. From 1990 until 1994, Mr. McNeil served as a supervising auditor for Schoenadel, Marginot & Company, CPAs, a Washington D.C. regional accounting firm. Mr. McNeil is a member of the American Institute of Certified Public Accountants, the Virginia Society of Certified Public Accountants and the International Auditors Division of the Securities Industry Association.

MICHAEL SUMICHRAST, Ph.D., 77, Director of the Company since 1993, was Chairman of the Board of the Company since its inception in 1993 until March 1997. From 1990 to 1994, Dr. Sumichrast served as Chairman of the Board of Sumichrast Publications, Inc., a real estate publication located in Rockville, Maryland. During this time, he also served as an economic adviser and representative of various international American companies. From 1963 to 1990, Dr. Sumichrast was the senior vice president and chief economist of the National Association of Home Builders (NAHB), a home builders' professional association.

WOLFGANG KOSSNER, 29, Director of the Company since August 1996. Mr. Kossner was Executive Vice President of the Company from August 1996 until November 1, 1996. Mr. Kossner is the co-founder of Eastbrokers Beteiligungs AG. From 1993 through 1995, Mr. Kossner served as the managing director of WMP Borsenmakler AG. Prior to that, Mr. Kossner was the manager of securities trading at WMP Borsenmakler from 1991 to 1993. Mr. Kossner presently serves on the Supervisory Boards of Eastbrokers' subsidiaries in Vienna, Budapest, Ljubljana and Zagreb.

SIEGFRIED SAMM, Ph.D., 51, Director of the Company since January 1998. Since 1980, Dr. Samm has been the Professor of Economy at Handels Academy in Villach, Austria. Dr. Samm also serves as the Managing Director of Samm GmbH, an Austrian based company which provides investment advice on currency matters. From 1977 until 1979, Dr. Samm taught at the Handels Acadamie in Volkermarkt. From 1976 to 1977, Dr. Samm worked as an assistant director for Volksbank, an Austrian commercial bank. From 1976 until 1977, Dr. Samm was an assistant manager at Geiler & Perh, an Austrian based export company. From 1973 until 1976, Dr. Samm was an auditor at BAWAG, a Vienna, Austria based commercial bank.

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

         Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company, or written representations from certain reporting persons that such persons have filed on a timely basis all reports required by Section 16 (a), and without researching or making any inquiry regarding delinquent Section 16 (a) filings, the Company believes that, during the fiscal year ended March 31, 1998, other than initial statement of beneficial ownership by Dr. Samm, all such reports were filed on a timely basis.

Item  10.      Executive Compensation

         The following Summary Compensation Table sets forth the compensation for the named executives for the years ended March 31, 1998 and 1997, the three month transition period ended March 31, 1996, and the twelve month periods ended December 31, 1995 and December 31, 1994. No other executive officer had total annual salary and bonus during any such period equal to or greater than $100,000.


                                                                                        Long Term Compensation
                                                                      ---------------------------------------------------
                                        Annual Compensation                       Awards                  Payouts
                             ---------------------------------------  ---------------------------------------------------

        (a)                  (b)    (c)         (d)         (e)          (f)           (g)            (h)        (i)

                                                                      RESTRICTED    SECURITIES
                                                        OTHER ANNUAL    STOCK       UNDERLYING       LTIP     ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR   SALARY     BONUS    COMPENSATION   AWARDS($)  OPTIONS/SARs(#)   PAYOUTS  COMPENSATION
---------------------------  ----   ------     -----    ------------   ---------  ---------------   -------  ------------

Peter Schmid(1)              1998   $138,305  $30,000        --           --             --            --         --
  Chairman, President        1997*  $129,988     --          --           --             --            --         --
  and Chief Executive        1996**     --       --          --           --             --            --         --
  Officer                    1995       --       --          --           --             --            --         --
                             1994       --       --          --           --             --            --         --

Martin A. Sumichrast(2)      1998   $120,000  $20,000        --           --             --            --         --
  Vice-Chairman of the       1997*  $120,000  $11,000        --           --             --            --         --
  Board and Secretary        1996** $ 30,000     --          --           --             --            --         --
                             1995   $107,500     --          --           --             --            --         --
                             1994       --       --          --           --             --            --         --

Petr Bednarik, Ing.(1)       1998       --       --          --           --             --            --         --
  Former President and       1997*  $ 49,000     --       $24,000***      --             --            --         --
  Chief Executive Officer    1996** $ 10,000     --          --           --             --            --         --
                             1995   $107,500     --          --           --             --            --         --
                             1994       --       --          --           --             --            --         --

August A. de Roode(1)(4)     1998       --       --          --           --             --            --         --
  Former Chief Executive     1997*  $ 72,094     --          --           --             --            --         --
  Officer and Chief          1996**     --       --          --           --             --            --
  Operating Officer          1995       --       --          --           --             --            --         --
                             1994       --       --          --           --             --            --         --

Michael Sumichrast, Ph.D.(3) 1998       --       --       $65,980         --             --            --         --
  Former Chairman of the     1997*  $100,000     --       $75,000***      --             --            --         --
  Board                      1996** $ 24,999     --          --           --             --            --         --
                             1995$  $100,000     --          --           --             --            --         --
                             1994       --       --          --           --             --            --         --


         *for the fiscal year ended March 31, 1997.

         **for the three month transition period ended March 31, 1996.

         ***these amounts constitute severance pay.

(1)Mr. Schmid has been Chairman of the Board and Chief Executive Officer since March 1997 and President of the Company since August 1996. Mr. Bednarik was President and Chief Executive Officer from the time of the Company's inception in 1993 until August 1996. Mr. De Roode was Chief Executive Officer and Chief Operating Officer from August 1996 to March 1997.

(2)Martin A. Sumichrast became Vice Chairman of the Board in March 1997. Prior to that, he was Executive Vice President and Chief Financial Officer.

(3)Dr. Sumichrast was Chairman of the Board from the time of the Company's inception in 1993 until March 1997.

(4)Dr. de Roode's compensation was paid through VCH Vermogensverwaltung Und Holding GmbH at his direction.

Employment Agreements

         Effective January 1995, the Company entered into employment agreements ("Employment Agreements") with Messrs. Michael Sumichrast, Ph.D., Petr Bednarik, Ing., and Martin A. Sumichrast. Mr. Bednarik's employment was terminated effective August 1, 1996 in connection with the acquisition of Eastbrokers Vienna. Under the terms of Mr. Bednarik's Employment Agreement, Mr. Bednarik received $24,000 in severance compensation in August 1996 as a result of such termination of employment. Dr. Sumichrast's Employment Agreement was terminated upon his resignation as Chairman effective March 20, 1997 and he was awarded a sum of $75,000. Mr. Martin Sumichrast's Employment Agreement will expire in
December 1999, and will renew for a period of five years following the expiration date, unless contrary notice is given by either party. The Company also entered into Employment Agreements with Messrs. August de Roode and Peter Schmid, effective as of August 1, 1996. Mr. De Roode's agreement expired upon his resignation on March 15, 1997. Mr. Schmid's agreement will expire on August 1, 1999, and he will have a three-year renewal option, unless contrary notice is given by either party. The annual salaries for Martin A. Sumichrast and Peter Schmid were initially fixed at $120,000 each. The salaries under the agreements may be increased to reflect annual cost of living increases and may be supplemented by discretionary merit and performance increases as determined by a compensation committee to consist of three outside directors of the Company, except that during the three years following June 8, 1995, Mr. Martin Sumichrast's salary may not exceed $150,000. In the first three years following August 1, 1996, Mr. Schmid's salary may not exceed $150,000. Messrs. Martin A. Sumichrast and Schmid are each eligible to receive an annual bonus of up to 25% of their salary under their respective agreements, such bonuses to be determined by the Board and not subject to any specified performance criteria. The agreements provide, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in employee benefits applicable to employees and executives of the Company. The agreements provide that the Company will establish a performance incentive bonus plan providing each executive the opportunity to earn an annual bonus of up to five percent of the increase in the Company's pretax income, based upon the attainment of performance goals to be established by the Compensation Committee of the Company. The agreements further provide for the use of an automobile and other fringe benefits commensurate with their duties and responsibilities. The agreements also provide for benefits in the event of disability.

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

         Under the agreements, the Company is obligated to purchase insurance policies on the lives of Messrs. Martin A. Sumichrast and Schmid. The Company will pay the premiums on these policies and upon the death of the employee, the Company will receive an amount equal to the premiums it paid under the policy and the remaining proceeds will go to the employee's designated beneficiary. The Company has a one million dollar key man life insurance policy on Martin A. Sumichrast with the Company as its beneficiary. To date, the Company does not have a life insurance policy on Mr. Schmid due to the prohibitive cost of obtaining such a policy.

Option/SAR Grants

         There were no grants to any of the named executive officers or Directors of options, stock appreciation rights or similar instruments during the fiscal year ended March 31, 1998.

Option/SAR Exercises

         There were no exercises of options during the fiscal year ended March 31, 1997. Options for 7,750 shares of Common Stock were exercised during the fiscal year ended March 31, 1998.

Fiscal Year End Option/SAR Values

                        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                               OPTION/SAR VALUES
                                                                                          Value of Unexercised
                                                                Number of Securities          In-The-Money
                                                               Underlying Unexercised       Options/SARs at
                                                  Value        Options/SARs at FY-End    FY-End($) Exercisable/
                            Shares Acquired      Realized         (#) Exercisable/           Unexercisable
           Name             on Exercise (#)        ($)              Unexercisable                 (e)
           (a)                    (b)              (c)                   (d)
--------------------------- ----------------- --------------- -------------------------- -----------------------

Peter Schmid                       0                -                 33,000/0                     -
Wolfgang Kossner                   0                -                 100,000/0                    -


Compensation of Directors

         Each Director of the Company is entitled to receive $1,500.00 plus reasonable expenses, for attending scheduled board meetings at which members meet in person. Directors are not entitled to receive compensation for board meetings held by telephonic conference. During the fiscal year ended March 31, 1997, three former Directors received fees totaling $4,500. All current directors have waived such fees for the fiscal years ending March 31, 1997 and 1998.

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

         The total number of shares of Common Stock reserved and available for distribution as Awards under the Plan is 400,000. In October 1997, the Plan was amended to provide an additional 200,000 shares available for distribution. Total number of shares of Common Stock available after the amendment is 600,000.

         In the fiscal year ended March 31, 1997, an aggregate of 25,000 shares of Common Stock and options to purchase 35,000 shares were awarded pursuant to the Plan.

         During the fiscal year ended March 31, 1997, an additional 12,000 shares of Common Stock were issued outside of the Plan as compensation for services to the Company. During the fiscal year ended March 31, 1998, an additional 10,000 shares were issued outside of the Plan as compensation for services to the Company.

Item  11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the number of shares of the Company's Common Stock owned as of October 26, 1998 by (I) each person who is known by the Company to own beneficially more than five percent of the Company's Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group. Except as otherwise noted, the persons named in the table below do not own any other capital stock of the Company and have sole voting and investment power with respect to all shares as beneficially owned by them.

                                                                                                 Percentage of
       Name and Address (1)              Position with Company             Number of Shares         Shares
   ------------------------------ -------------------------------------  ---------------------- ----------------
   Peter Schmid (2)               Chairman of the Board,                         587,659             12.24
                                      President and Chief Executive
                                     Officer, Director
   Martin A. Sumichrast (3)       Vice-Chairman of the                           101,000              2.12
                                      Board and Secretary, Director
   Michael Sumichrast, Ph.D.      Director                                          - 0 -              *
   Segfried Samm, Ph.D.           Director                                          - 0 -              *
   Wolfgang Kossner (4)           Director                                     1,776,639             33.30
   General Partners AG                                                         1,477,139             28.04
   Kevin D. McNeil                Chief Financial Officer                        2,495                 *
   All Officers and Directors as                                               2,467,793             45.97
           a Group (6 persons)

-----------
*   Less than 1%

    (1) Except as otherwise noted, c/o Eastbrokers International Incorporated, 15245 Shady Grove Road, Suite 340, Rockville, Maryland 20850.

    (2) 359,925 shares are owned by Karntner Landes und Hypothekenbank AG as nominee for the Tsuyoshi Trust Vaduz and 194,734 are owned by said bank as nominee for Mr. Schmid. Mr. Schmid has sole voting and investment power with respect to the trust shares and is a beneficiary of this trust. Includes 33,000 shares issuable upon exercise of options to acquire Common Stock at $10.00 per share.

    (3) 50,000 shares are owned directly by Martin A. Sumichrast, 50,000 shares are owned by Sumichrast Enterprises, Inc., a corporation of which Martin A. Sumichrast is an officer and director and the owner. Includes 1,000 shares issuable upon exercise of Class A Warrants to acquire Common Stock at $18.00 per share.

    (4) 977,139 shares are owned indirectly through General Partners Beteiligungs AG, formerly KHS Beteiligungs AG ("GP") of which Mr. Kossner is a principal stockholder. 200,000 shares were owned by Karntner Landes und Hypothekenbank AG (the "Bank") as nominee for GP. Mr. Kossner may be deemed to have shared voting and investment power with respect to these shares. Also includes 32,500 shares held by the Bank as nominee for Central and Eastern European Fund ("Fund"), of which Mr. Kossner is a director. This inclusion of such Fund shares shall not be construed as an admission that Mr. Kossner is the beneficial owner of such shares. Includes 67,000 shares issuable upon exercise of options to acquire Common Stock at $10.00 per share held by Mr. Kossner, 100,000 shares issuable upon the exercise of options to acquire Common Stock at $10.00 per share held by GP and 400,000 shares issuable upon the exercise of warrants to acquire Common Stock at $7.00 per share held by GP.

Item  12.      Certain Relationships and Related Transactions

         Prior to the sale by the Company of the Hotel Fortuna a.s. (the "Hotel") on October 1, 1996, the Company owned 50.2 % of the Hotel. Stratego Invest a.s., a broker-dealer and financial consulting company organized under the laws of the Czech Republic, owned 20.6 % of the Hotel. Stratego Invest a.s. was at that time more than 50% owned by Stratego a.s., which was controlled by Ing. Petr Bednarik. Mr. Bednarik was President and CEO of the Company until August 1996. The sales transaction of the Hotel by the Company was arranged by Stratego Invest a.s. For providing services related to the transaction, Stratego Invest a.s. was to have received a commission fee of 1,000,000 CZK (approximately $37,000 USD), however, Stratego Invest a.s. waived its commission related to this transaction.

         In September 1996, Mr. Peter Schmid received from Eastbrokers Vienna 3,511,422 Austrian Schillings (approximately $340,000 USD) for his 49.95 percent ownership interest in Eastbrokers Wertpapiervermittlungs-gesellschaft GmbH ("Eastbrokers GmbH"), an Austrian Securities Brokerage Company with limited liability. The nominal value of these shares was 500,000 Austrian Schillings. Mr. Schmid, Chairman, President, Chief Executive Officer, and Director of the Company, is also a Director of Eastbrokers GmbH.

         In September 1996, Mr. Schmid received 376,275 Austrian Schillings (approximately $36,500 USD) for his 5.60 percent ownership interest in Eastbrokers Slovakia a.s., Bratislava ("Eastbrokers Slovakia"). Eastbrokers Slovakia is the Company's subsidiary operating in the Slovak Republic. The nominal value of these shares was 280,000 Slovak Koruna.

         In September 1996, Mr. August de Roode received 1,110,250 Austrian Schillings (approximately $107,500 USD) for his 24.40 percent ownership interest in Eastbrokers Slovakia. The nominal value of these shares was 1,220,000 Slovak Koruna. Mr. de Roode was Chief Executive Officer, Chief Operating Officer and Director of the Company until March 1997 and he was also a Director of Eastbrokers Slovakia at the date of this transaction.

         The Company entered into various agreements with Randall F. Greene, a former director of the Company. Mr. Greene provided consulting services pursuant to an agreement dated July 26, 1996 in connection with the Company's acquisition of Eastbrokers Vienna. Pursuant to this agreement, Mr. Green received $20,000 as a non-accountable expense allowance and 10,000 shares of the Company's Common Stock. In addition, during the 1997 fiscal year Mr. Greene was paid $37,000 for consulting services provided to the Company in connection with potential mergers and/or acquisitions. In connection with Mr. Greene's resignation from the Board of Directors of the Company, the Company entered into a six month consulting agreement dated March 27, 1997 pursuant to which Mr. Greene was paid $24,000 and granted options to purchase 7,750 shares of the Company's Common Stock at $6.50 per share. A related letter agreement was entered into with Mr. Green on March 27, 1997, as amended by a letter dated April 29, 1997. Under the related letter agreement, Mr. Greene was paid $13,750 and granted 12,500 shares of the Company's Common Stock in full satisfaction for consulting services rendered during the period August 1, 1996 through March 31, 1997. Also pursuant to this agreement, the Company agreed to indemnify Mr. Greene against certain liabilities, the parties exchanged mutual releases and Mr. Greene agreed to sell his shares of the Company's common stock to the Company's primary market maker subject to certain conditions.

         The Company entered into a one year consulting agreement dated March 31, 1997 with Dr. Sumichrast, a Director of the Company, pursuant to which Dr. Sumichrast was granted 20,000 shares of the Company's Common Stock to vest ratably over the term of the agreement. Dr. Sumichrast provided services to the Company during the period April 1, 1997 through September 30, 1997 and received 10,000 shares at an average price of $6.598 per share as compensation for these services.

         In March 1997, Eastbrokers Vienna purchased 30,000 shares of Schneiders 1895 AG for 3,618,000 Austrian Schillings (approximately $302,000 USD). Mr. Peter Schmid is a Director of Schneiders 1895 AG and Mr. Schmid's father is an officer and Director of Schneiders 1895 AG.

         In December 1996, Eastbrokers Vienna loaned Dr. Muller-Tyl approximately $72,000 USD. Interest on the outstanding balance of this obligation is computed at 8 percent per annum until paid in full. Dr. Muller-Tyl was the Chief Operating Officer of the Company until his resignation in January 1998.

         The Company leases office space from General Partners Immobilenz ("GPI")(formerly Residenz Realbesitz AG ("Residenz")) for its Vienna operations pursuant to a month-to-month lease. Under the terms of the leases, the Company incurred occupancy costs of approximately 1,200,000 Austrian Schillings (approximately $95,000 USD) in the fiscal years ended March 31, 1997 and 1998. The terms of this lease were negotiated such that the Company is subject to occupancy expenses no greater than the current market rates. GPI is a subsidiary of General Partners Beteiligungs AG ("General Partners"), an Austrian holding company and the beneficial owner of 1,477,139 shares of Common Stock. Mr. Kossner, a Director of the Company and an officer of the Company from August, 1996 until November, 1996, owns approximately 30 percent of the outstanding shares of GP. He is a member of GP's Supervisory Board, WMP's Supervisory Board, the Eastbrokers AG Supervisory Board, and is a Director of the Company.

         During 1996, the Company entered into a verbal agreement with RealWorld, an internet software developer, to design and build an online stock exchange game and online trading system. The initial deposit to begin development of the game and system was 530,000 Austrian Schillings (approximately $50,000 USD). Currently the Company has a liability to RealWorld of 208,000 Austrian Schillings (approximately $20,000 USD) representing amounts due on progress billings. The agreement states that costs will be charged on an hourly basis and monthly progress billings will be made once the original deposit has been depleted. Dr. Muller-Tyl is a member of the Supervisory Board for RealWorld. Venture Capital Holdings Gmbh, an Austrian company owned and controlled by Mr. De Roode and Mr. Muller-Tyl ("VCH") and Messrs. Schmid, Kossner, and Muller-Tyl were at that time shareholders of RealWorld and represented a combined ownership interest of 26 percent.

         At December 31, 1996, the Company has a receivable related to share transactions from Mr. Kossner in the amount of 2,269,198 Austrian Schillings (approximately $209,000 USD).

         At December 31, 1996, the Company has a receivable related to share transactions from Z.E. Beteiligungs AG ("ZE") in the amount of 5,537,202 Austrian Schillings (approximately $511,000 USD). ZE is a subsidiary of General Partners.

         WMP is an Austrian broker-dealer, market maker, and member of the Vienna Stock Exchange. WMP's common stock is publicly traded on the Main Market of the Vienna Stock Exchange. From time to time, WMP will make a market in stock of companies that have a direct relationship to the Company through its Directors.

         In October 1997, WMP sold its interest in WMP Vermogensverwaltungs GmbH ("WMP GmbH"), primarily an inactive subsidiary to COR Industrieberatung GmbH, for 2.5 million Austrian Schillings (approximately $200,000 USD). The sales price approximated the cost basis of WMP GmbH at the date of disposition.

         In December 1997, Eastbrokers Vienna sold its 51 percent interest in Su(beta)warenindustrie Beteiligungs GmbH ("SWIB") to Mr. Schmid for 13 million Austrian Schillings (approximately $1,025,000 USD). The Company acquired its ownership interest in SWIB in mid-1997 for 510,000 Austrian Schillings (approximately $40,000 USD). At the time of acquisition, the principal asset of SWIB was an investment in a company which was entering bankruptcy proceedings and there was considerable uncertainty regarding the future realizable value of this asset. By December 1997, bankruptcy proceedings had progressed to a point where an estimate could be made on the net realizable value of this asset. Based on the information available at that time, SWIB's value at the date of disposition was determined by the Board of Directors to be in the range of 12 million to 14 million Austrian Schillings (approximately $950,000 to $1,100,000
USD).

         As of December 31, 1997, ZE, a 26.27% owned subsidiary of General Partners, owned approximately 25% of UCP Beteiligungs AG ("UCP AG"), an Austrian holding company. UCP AG, in turn, owns 27.7% of a Russian chemical company, UCP AOOT. Shares of UCP AOOT are listed over-the-counter on the Vienna Stock
Exchange. WMP is a market maker in the shares of UCP AOOT on the Vienna Stock Exchange. During 1997, WMP facilitated the purchase and sale of several blocks of UCP AOOT shares. As of year end, the Company held approximately 38,000 shares of UCP AOOT as an investment. As of March 31, 1998, at this time, the estimated value of these shares was approximately $1,030,270. Subsequent to year end, the Company sold approximately 8,000 shares in 6 separate transactions for approximately $400,000. As of October 26, 1998, the current market price of UCP AOOT shares was approximately $54 per share on the Vienna Stock Exchange. For the fiscal year ended March 31, 1998, the Company recorded, as a charge to earnings, a market value adjustment of approximately ($610,000). Although the UCP AOOT shares are trading at a premium to the original cost basis, the Company wrote down the carrying value of this item based on an independent valuation of UCP AOOT and the uncertainty surrounding the Russian economy.

         Upon acquiring Eastbrokers Beteiligungs AG on August 1, 1996, the Company assumed a receivable in the amount of 7,387,697 ATS (approximately $704,000) from Peter Schmid. As of December 31, 1997, the receivable increased due to cash advances to 8,046,177 ATS (approximately $635,000) at the then current exchange rates. These cash advances included the U.S. Dollar denominated amount fluctuates based on the foreign currency exchange rate. On May 31, 1998, Mr. Schmid entered into a Non-Negotiable Term Note in the amount of 8,046,177 Austrian Schillings. This Note bears interest at 8% per annum and matures May

31, 2000. It was collateralized by 150,000 shares of the Common Stock. On October 8, 1998, Mr. Schmid repaid 6,748,111 Austrian Schillings of the total amount due. Mr. Schmid has informed the Company that he intends to repay the remaining outstanding balance by December 31, 1998.

         Periodically, the Company engages in securities transactions with URBI S.A., ("URBI"), a Spanish investment company. Mr. Kossner was a member of URBI's Supervisory Board from November 1996 through June 1998 and Mr. Schmid was a member until May 1997. All transactions between URBI and the Company were consummated at the then current market prices. At December 31, 1997, the amount due from URBI was 7,023,576 Austrian Schillings or approximately $555,000, arising exclusively from various securities transactions. Prior to June 30, 1998, URBI had repaid all amounts due with respect to the transactions open at December 31, 1997. As of June 30, 1998, the Company had a receivable from URBI in the amount of 4,698,215 Austrian Schillings or approximately $370,000 related to transactions occurring subsequent to December 31, 1997. In addition, the Company entered into a repurchase agreement with URBI in June 1997. This repurchase agreement and the related shares of Vodni Stavby a.s., a Czech construction company, were sold to a non-affiliated Czech Republic company in October 1997.

         During October 1997, WMP entered into a stock loan transaction with VCH in the amount of 4,065,000 Austrian Schillings (approximately $325,000). In August, 1998, VCH repaid the Company in full for this stock loan transaction. WMP periodically engages in stock loan transactions as a portion of its normal business operations.

         In December 1997, WMP purchased 7,200,000 ATS (approximately $576,000) of 8% bonds due April 1, 2000 of ZE. The ZE bonds earn a comparatively higher interest rates (350 basis point above comparable Austrian governmental rates).

         As of December 31, 1997, the Company had a receivable from C.R.F. a.s., a Slovak privatization company, related to a stock sale transaction and consulting fees. The total amount due from these transactions was 7,078,500 Austrian Schillings (approximately $559,000). Mr. Schmid was the Chairman of the Board of C.R.F. a.s. from November 1995 through October 1997.

         In September 1997, Martin A. Sumichrast acquired 50,000 shares of Common Stock at a price of $6.00 per share in exchange for a note payable in the amount of $300,000 to the Company. This note bears interest at 8% per annum and is due September 15, 1999.

Item  13.      Exhibits and Reports on Form 8-K

     a.   Exhibits required by Item 601 of Regulation S-B

              1. See Index to Exhibits on page 67 which is  incorporated  herein in its entirety.

     b.   Reports on Form 8-K

         Current Report on Form 8-K filed on November 6, 1997 - change in auditor.

         Current Report on Form 8-K filed on January 27, 1998 - appointment of new auditor.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EASTBROKERS INTERNATIONAL INCORPORATED
                             (Registrant)



By                         /s/ Peter Schmid                                         October 30, 1998
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



                           /s/ Peter Schmid                                         October 30, 1998
            ----------------------------------------------                        ---------------------
                             Peter Schmid                                                 Date
      Chairman, President, Chief Executive Officer, and Director



                       /s/ Martin A. Sumichrast                                     October 30, 1998
            ----------------------------------------------                        ---------------------
                         Martin A. Sumichrast                                             Date
          Vice Chairman of the Board, Secretary, and Director



                          /s/ Kevin D. McNeil                                       October 30, 1998
            ----------------------------------------------                        ---------------------
                            Kevin D. McNeil                                               Date
        Vice President, Treasurer, and Chief Financial Officer
             (Principal Financial and Accounting Officer)



                       /s/ Michael Sumichrast                                       October 30, 1998
            ----------------------------------------------                        ---------------------
                       Michael Sumichrast, Ph.D.                                          Date
                               Director



                         /s/ Wolfgang Kossner                                       October 30, 1998
            ----------------------------------------------                        ---------------------
                           Wolfgang Kossner                                               Date
                               Director



                          /s/  Siegfried Samm                                       October 30, 1998
            ----------------------------------------------                        ---------------------
                         Siegfried Samm, Ph.D.                                            Date
                               Director

                                INDEX TO EXHIBITS

                                                                           Page
                                                                           ----
Exhibit No.        Description
-----------        -----------
   (2.1)           Agreement  and Plan of Merger dated May 14, 1998 by and
                   among the Registrant, East Merger Corporation,  Cohig &
                   Associates, Inc., and Cherry Creek Investments, Ltd., incorporated by reference to the Current Report on Form
                   8-K dated May 14, 1998 (File No. 0-26202).

   (2.2) Amended Independent Auditor's Report, incorporated by reference to the Current Report on Form 8-K, as amended, dated August 1, 1996.

   (3.1) Certificate of Incorporation, as amended, incorporated by reference to the Company's Form 10-QSB for the nine months ended December 31, 1996.

   (3.2) Amendments to the Bylaws, incorporated by reference to the Company's Form 10-QSB for the three months ended June 30, 1996.

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

  (10.8) The 1996 Stock Option Plan of the Company, incorporated by reference to the Company's Report on Form 10-QSB for the nine months ended December 31, 1996.

  (10.9)           Consulting Agreement between Michael Sumichrast,  Ph.D.
                   and the Company dated April 1, 1997, incorporated by reference to the Company's Form 10-KSB for the year ended March 31, 1997.

 (10.10)           Subscription Agreement for the Private Placement of the
                   Company's shares                                           69

                   Letter on Change in Certifying Accountant

                   Item 7 of Current Report on Form 8-K dated November 4, 1997; incorporated by reference to the Current Report on Form 8-K dated November 4, 1997 (File No. 0-26202).

  (16.1)           Letter on Change in Certifying Accountant

                   Item 7 of Current Report on Form 8-K dated January 22, 1998; incorporated by reference to the Current Report on Form 8-K dated January 22, 1998 (File No. 0-26202).

  (21.1)           Subsidiaries of the Company.                              79

    (27)           Financial Data Schedule (Electronic Filing Only).