Form 10QSB
period 1998-06-30
EASTBROKERS INTERNATIONAL INC
filed 1998-11-02
CIK 899627

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

                  For the quarterly period ended June 30, 1998

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

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Transitional Small Business Disclosure Format:  Yes [ ]    No [x]

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on October 26, 1998, was 4,767,750.

===============================================================================

                     EASTBROKERS INTERNATIONAL INCORPORATED

                                                                            Page
PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
       Historical Financial Statements
           Consolidated Statements of Financial Condition .................   2
           Consolidated Statements of Operations
              Quarterly Period Ended June 30, 1998 ........................   3
           Consolidated Statements of Cash Flows ..........................   4
           Notes to Consolidated Financial Statements .....................   6
    Item 2. Management's Discussion and Analysis or Plan of Operation .....  11

PART II -- OTHER INFORMATION
    Item 6. Exhibits and Reports on Form 8-K ..............................  19
    Signature .............................................................  20


                        PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                 Consolidated Statements of Financial Condition

                                                                                                      June 30,
                                                                                        ------------------------------------
                                                                                              1998                1997
                                                                                        ----------------    ----------------
                                                                                                    (Unaudited)
ASSETS
    Cash and cash equivalents                                                           $     3,767,529     $     5,866,770
    Cash and securities segregated for regulatory
       purposes or deposited with clearing organizations                                         81,891             434,597
    Securities purchased under agreements to resell                                             874,042           1,399,147
    Receivables
       Customers                                                                              2,305,706           3,612,495
       Broker dealers and other                                                              10,850,996           1,396,304
       Affiliated companies                                                                   1,090,413           1,648,608
       Other                                                                                  8,026,368           3,285,194
    Securities owned, at value
       Corporate equities                                                                    15,158,443           3,027,709
       Other sovereign government obligations                                                 2,236,230                   -
    Buildings, furniture and equipment, at cost (net of
       accumulated depreciation and amortization of
       $871,936and $728,880, respectively)                                                    1,452,816           1,059,112
    Deferred taxes                                                                            4,437,617             322,637
    Investments held for resale                                                                 125,932           1,154,535
    Investments in affiliated companies                                                          97,001           8,595,010
    Goodwill                                                                                  3,355,931           2,430,365
    Net assets held for sale                                                                    847,589                   -
    Other assets and deferred amounts                                                           390,219           1,257,393
                                                                                        ----------------    ----------------

           Total Assets                                                                 $    55,098,723     $    35,489,876
                                                                                        ----------------    ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings
       Lines of credit                                                                  $     1,857,285     $     1,623,079
       Affiliated companies                                                                   3,261,393           2,697,642
    Securities sold under agreements to repurchase                                                    -           1,200,793
    Securities loaned                                                                           608,000                   -
    Bonds payable                                                                                     -           2,307,500
    Payables
       Customers                                                                              6,559,171           4,087,402
       Broker dealers and other                                                               6,972,333             895,022
    Accounts payable and accrued expenses                                                     1,466,090           1,325,562
    Other liabilities and deferred amounts                                                    1,132,075           1,308,151
                                                                                        ----------------    ----------------

                                                                                             21,856,347          15,445,151

    Long-term borrowings                                                                      4,737,240           1,046,684
                                                                                        ----------------    ----------------

           Total liabilities                                                                 26,593,587          16,491,835
                                                                                        ----------------    ----------------

    Minority interest in consolidated subsidiaries                                            8,859,747           1,770,893
                                                                                        ----------------    ----------------

    Stockholders' equity
       Preferred stock; $.01 par value; 10,000,000 shares authorized;  no shares issued and outstanding at March 31, 1998 or
           March 31, 1997, respectively                                                               -                   -
       Common stock; $.05 par value; 10,000,000 shares
           authorized; 1,781,000 and 3,003,000 shares issued and
           outstanding at June 30, 1996 and 1997, respectively                                  238,388             152,400
       Paid-in capital                                                                       27,966,614          20,031,828
       Accumulated deficit                                                                   (5,727,643)           (946,141)
       Note receivable - common stock                                                          (319,200)                  -
       Treasury stock, at cost                                                                        -            (213,750)
       Unrealized gain/loss on available for sale investments                                         -            (939,094)
       Cumulative translation adjustment                                                     (2,512,770)           (858,095)
                                                                                        ----------------    ----------------

           Total stockholders' equity                                                        19,645,389          17,227,148
                                                                                        ----------------    ----------------

           Total Liabilities and Stockholders' Equity                                   $    55,098,723     $    35,489,876
                                                                                        ----------------    ----------------



                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Operations

                                                                                                      For the Three Months
                                                                                                         Ended June 30,
                                                                                              ------------------------------------
                                                                                                    1998                1997
                                                                                              ----------------    ----------------
                                                                                                          (Unaudited)
Revenues
    Commissions                                                                               $     1,747,117     $       426,137
    Fees                                                                                              208,620              32,679
    Interest and dividends                                                                            188,682              86,345
    Principal transactions, net
       Trading                                                                                      1,378,129             840,327
       Investment                                                                                     488,365             149,788
    Other                                                                                             126,879             213,409
    Equity in earnings of unconsolidated affiliates                                                         -            (138,709)
                                                                                              ----------------    ----------------

           Total revenues                                                                           4,137,792           1,609,976
                                                                                              ----------------    ----------------

Costs and expenses
    Compensation and benefits                                                                       2,162,197             440,759
    Interest                                                                                           75,604              38,448
    Brokerage, clearing, exchange fees and other                                                      167,026             277,014
    Occupancy                                                                                         341,894             176,934
    Office supplies and expenses                                                                      370,978              76,817
    Communications                                                                                    228,587              58,264
    Advertising                                                                                        37,060              63,554
    Legal fees                                                                                         99,530               5,377
    Consulting fees                                                                                   265,516             273,043
    Travel                                                                                            102,037             101,321
    Education                                                                                           3,921               8,774
    Automotive                                                                                         25,655              18,142
    General and administrative                                                                        229,512              66,844
    Depreciation and amortization                                                                     105,038             100,866
    Loss on foreign currency transactions                                                                   -              67,549
                                                                                              ----------------    ----------------

           Total costs and expenses                                                                 4,214,555           1,773,706
                                                                                              ----------------    ----------------

Income (loss) from continuing operations
    before provision for income taxes and
    minority interest in earnings of subsidiaries                                                     (76,763)           (163,730)

Provision for income taxes                                                                            (55,077)           (147,403)
Minority interest in earnings of subsidiaries                                                         (78,417)           (117,379)
                                                                                              ----------------    ----------------

Net income (loss)                                                                             $      (210,257)    $      (428,512)
                                                                                              ----------------    ----------------


Weighted average number of shares outstanding                                                       4,767,000           3,003,000
                                                                                              ----------------    ----------------




Primary and fully diluted earnings per share                                                  $        (0.04)     $        (0.14)
                                                                                              ----------------    ----------------





                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                                                                                       For the Three Months
                                                                                                          Ended June 30,
                                                                                               ------------------------------------
                                                                                                      1998               1997
                                                                                               -----------------  -----------------
                                                                                                           (Unaudited)
Cash flows from operating activities
    Net income (loss)                                                                          $       (210,257)  $       (428,512)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Minority interest in earnings of subsidiaries                                                  78,417            117,379
          Depreciation and amortization                                                                 229,512            100,866
          Deferred taxes                                                                                      -            (32,699)
          Equity in earnings (loss) of unconsolidated affiliates                                              -            138,709

       Changes in operating assets and liabilities
          Cash and securities segregated for regulatory purposes
             or deposited with regulatory agencies                                                      904,342           (315,323)
          Securities purchased under agreements to resell                                                     -           (990,282)
          Receivables
             Customers                                                                                2,514,252         (1,708,383)
             Brokers, dealers and others                                                             (5,819,299)          (823,905)
             Affiliated companies                                                                     1,195,864           (136,691)
             Other                                                                                   (1,612,467)        (1,241,888)
          Securities owned, at value                                                                 (8,716,761)         1,225,455
          Other assets                                                                                    4,099            (35,200)
          Payables
             Customers                                                                                1,153,707          3,035,592
             Brokers, dealers and others                                                              1,411,174            (65,204)
          Accounts payable and accrued expenses                                                         616,999           (442,194)
                                                                                               -----------------  -----------------

Net cash provided by (used in) operating activities                                                  (8,250,418)        (1,602,280)
                                                                                               -----------------  -----------------

Cash flows from investing activities
    Net proceeds from (payments for)
       Investments in affiliates                                                                              -         (1,530,946)
       Investments held for resale                                                                            -          1,223,519
       Purchases of furniture and equipment                                                                   -           (182,788)
                                                                                               -----------------  -----------------

Net cash provided by (used in) investing activities                                                           -           (490,215)
                                                                                               -----------------  -----------------

Cash flows from financing activities
    Net proceeds from (payments for)
       Net proceeds from private placement                                                                    -            725,000
       Short-term financings                                                                           (713,214)            20,897
       Short-term borrowings from affiliated companies                                                3,229,456          1,216,942
       Other long-term debt                                                                           2,717,153            112,310
                                                                                               -----------------  -----------------

Net cash provided by (used in) financing activities                                                   5,233,395          2,075,149
                                                                                               -----------------  -----------------

Foreign currency translation adjustment                                                                (372,150)          (983,508)
                                                                                               -----------------  -----------------

Increase (decrease) in cash and cash equivalents                                                     (3,389,173)        (1,000,854)

Cash and cash equivalents, beginning of period                                                        7,156,702          6,867,624
                                                                                               -----------------  -----------------

Cash and cash equivalents, end of period                                                       $      3,767,529    $     5,866,770
                                                                                               -----------------  -----------------



                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                Consolidated Statements of Cash Flows (continued)

                                                                                                       For the Three Months
                                                                                                          Ended June 30,
                                                                                               ------------------------------------
                                                                                                     1998               1997
                                                                                               -----------------  -----------------
                                                                                                           (Unaudited)
Supplemental disclosure of cash flow information
    Cash paid for income taxes                                                                 $              -    $             -
                                                                                               -----------------  -----------------

    Cash paid for interest                                                                     $         75,604    $        38,448
                                                                                               -----------------  -----------------























                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

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

         STOCK-BASED COMPENSATION

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION (CONTINUED)

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

3.   ACQUISITION OF EBI SECURITIES CORPORATION

     In May 1998, the Company acquired all of the outstanding common stock of Cohig & Associates, Inc., a Denver, Colorado based investment banking and brokerage firm, in exchange for 445,000 unregistered shares of the Company's common stock and an agreement to advance $1,500,000 in additional working capital. Following the acquisition, the Company changed the name of Cohig & Associates, Inc. to EBI Securities Corporation ("EBI Securities"). The Company intends to develop EBI Securities as the foundation to expand its U.S. based investment banking and brokerage presence and anticipates that EBI Securities will be the first in a series of possible acquisitions targeting other successful medium size investment banking and brokerage firms both domestically and internationally. Eastbrokers International believes that its current organizational structure as an entrepreneurial, well-capitalized, and international publicly traded company will be particularly appealing to potential acquisition candidates. The office space presently occupied by Eastbrokers NA will be converted to a branch office of EBI Securities effective September 1998.

     EBI Securities is a full service brokerage firm specializing in providing investment advice and counsel to individuals and small to middle market institutions. At the present time, EBI Securities has approximately 150 licensed representatives. EBI Securities provides its brokerage clients with a broad range of traditional investment products and services. EBI Securities also strives to differentiate itself in the minds of investors and corporate finance clients through its commitment to a professional but personalized service which not

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                   (UNAUDITED)


3.   ACQUISITION OF EBI SECURITIES CORPORATION (CONTINUED)

     only sets it apart from the large firms but also serves to develop long-term client relationships. Its trading department makes a market in approximately 150 securities which include its investment banking clients and those securities that its research department has identified as promising, small to middle-market, potentially high growth companies. EBI Securities' investment banking department operates with a single goal in mind: to enhance and develop the capital structures of small to middle market emerging growth companies through private placements, bridge financing, and public offerings which serves to enable the firm's corporate finance clients to capitalize on promising business opportunities, favorable market conditions, and/or late stage product development.

     EBI Securities is registered as a broker-dealer with the SEC and is licensed in 50 states and the District of Columbia. It is also a member of the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC"). Customer accounts are insured to $25 million under the SIPC excess insurance program. EBI Securities operates pursuant to the exemptive provisions of SEC Rule 15c3-3 (k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

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

4.   SHORT-TERM BORROWINGS

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

5.   DISPOSITION

     In June 1998, Eastbrokers Vienna sold its entire interest, 73.55 percent, in Eastbrokers Prague a.s. for 15 million Austrian Schillings (15,000,000
     ATS) (approximately $1,200,000 USD at the then current exchange rates).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain information set forth in this report under the captions Item 1 "Description of Business," and Item 2 "Management's Discussion and Analysis or Plan of Operation" includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company may publish "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospectus, projected ventures, new products, anticipated market performance and similar matters. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of the date hereof. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business,(v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company and (xi) the risks and uncertainties set forth under the caption "Risk Factors" which appears in Item
1. Eastbrokers International Incorporated undertakes no obligation to release publicly any revisions to the forward looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments. Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospectus, projected ventures, new products, anticipated market performance and similar matters. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of the date hereof. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company and (xi) the risks and uncertainties set forth under the caption "Risk Factors" which appears in Item 1.

     This Form 10-QSB for the quarterly period ended June 30, 1998, makes reference to the Company's Annual Report on Form 10-KSB dated October 30, 1998 ("Report"). The Report includes information necessary or useful to an understanding of the Company's businesses and financial statement presentations. The Company will furnish a copy of this Report upon request made directly to the Company's headquarters at 15245 Shady Grove Road, Suite 340, Rockville, Maryland 20850, telephone number (301) 527-1110 and facsimile number (301) 527-1112.The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations.

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

     In May 1998, the Company acquired all of the outstanding common stock of Cohig & Associates, Inc., a Denver, Colorado based investment banking and brokerage firm, in exchange for 445,000 unregistered shares of the Common Stock and an agreement to advance $1,500,000 in additional working capital to Cohig & Associates. Following the acquisition, the Company changed the name of Cohig & Associates, Inc. to EBI Securities Corporation ("EBI Securities"). The Company intends to develop EBI Securities as the foundation to expand its U.S. based investment banking and brokerage presence and anticipates that EBI Securities will be the first in a series of acquisitions targeting other successful medium size investment banking and brokerage firms both domestically and internationally. EII believes that its current organizational structure as an entrepreneurial, well-capitalized, and international publicly-traded company will be particularly appealing to potential acquisition candidates.

     EBI Securities is a full service brokerage firm specializing in providing investment advice and counsel to individuals and small to middle market institutions. At the present time, EBI Securities has approximately 150 licensed representatives. EBI Securities provides its brokerage clients with a broad range of traditional investment products and services. EBI Securities also strives to establish itself with investors and corporate finance clients through its commitment to a professional but personalized service. Its trading department makes a market in approximately 150 securities which include its investment banking clients and those securities that its research department has identified as promising, small to middle-market, potentially high growth companies. EBI Securities' investment banking department operates with a single goal in mind: to enhance and develop the capital structures of small to middle market emerging growth companies through private placements, bridge financing, and public offerings in order to enable the firm's corporate finance clients to capitalize on promising business opportunities, favorable market conditions, and/or late stage product development. The office space previously occupied by Eastbrokers NA, the Company's New York based broker-dealer, is in the process of being converted into a branch office of EBI Securities Corporation.

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

     EBI Securities maintains its clearing arrangement with Fiserv Correspondent Services, Inc. ("Fiserv"), a subsidiary of Fiserv, Inc. (NASDAQ: FISV). Fiserv provides EBI Securities with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables EBI Securities to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base. Fiserv has advised the Company that it is aware of the year 2000 computer issue and is working to mitigate the effect of the year 2000 issue on its operations. See
Item 2 "Management's Discussion and Analysis or Plan of Operation - Impact of the Year 2000".

     In June 1998, the Company's largest European subsidiary, WMP, successfully raised 60 million Austrian Schillings (approximately $4,800,000 USD) in a bond offering. The Company intends to utilize these proceeds to enhance and further develop its European trading activities. The bonds were issued in denominations of 10,000 Austrian Schillings (approximately $800 USD at the then current exchange rates), bear an annual interest rate of 7.5%, payable at maturity, and mature in June 2002.

     In June 1998, the Company sold 73.55% of its interest in Eastbrokers Prague a.s. See "Acquisitions and Dispositions Subsequent to the Fiscal Year End" in
Item 1 Description of Business.

     RESULTS OF OPERATIONS.

     SEE Note 1 of the Notes to Consolidated Financial Statements for the Three Months Ended June 30, 1998, for an explanation of the basis of presentation of the financial statements. For the quarterly period ended June 30, 1998, the Company generated consolidated revenues in the amount of $4,137,792 compared to $1,609,976 for the quarterly period ended June 30, 1997. Total revenues for the period ended June 30, 1998 are significantly higher than the previous period due to the consolidation of EBI Securities (formerly Cohig & Associates), which contributed approximately $1,629,000 of the revenues for the period.

     The Company incurred total consolidated costs and expenses of $4,215,555 for the quarterly period ended June 30, 1998, compared to $1,773,706 for the quarterly period ended June 30, 1997. Total costs and expenses for the period ended June 30, 1998 are significantly higher than the previous period due to the consolidation of EBI Securities (formerly Cohig & Associates), which contributed approximately $1,691,000 of the total costs and expenses for the period.

     The Company incurred a consolidated net loss of $210,257 for the quarterly period ended June 30, 1998, compared to a consolidated net loss $428,512 for the quarterly period ended June 30, 1997.

     The Company notes that its operations continued to be negatively impacted by the significant downturn of the market in the Czech Republic and expenses related to the development of the New York operations. In response to the unexpected downturn in the Czech Republic, the Company sold Prague based operations. The Company also merged its New York office with EBI Securities. As of the date of this filing, its New York office is a branch of EBI Securities. The Company is also reviewing its Central and Eastern European operations to identify potential cost savings or additional revenue producing opportunities. Based on the results of this evaluation, management may determine to restructure, downsize or consolidate through acquisitions, other offices as appropriate. Based on the reviews of the operations to date, the Company has undertaken the necessary steps to reduce certain costs by streamlining its Rockville, Maryland and Vienna, Austria operations.

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

     On June 30, 1998, the Company had total assets of $55,098,723 and total liabilities of $26,593,587, compared to $35,489,876 and $16,491,835 respectively, on June 30, 1997. As of the date of this filing, the Company believes that it has adequate liquidity to meet its current obligations. However, no assurances can be made as to the Company's ability to meet its cash requirements in connection with any expansion of the Company's operations or any possible business combinations.

     As a broker/dealer in securities, the Company will periodically acquire positions in securities on behalf of its clients. As disclosed in "Note 2 Financial Instruments", the Company has title to various financial instruments in the countries in which it operates. Certain of these investments may be characterized as relatively illiquid and potentially subject to rapid fluctuations in liquidity. Those securities are classified as "available for sale securities".

     The cash flows for three month period ended June 30, 1998 reflect the volatile nature of the securities industry and the reallocation of the Company's assets indicative of a growing organization. The change in the foreign currency translation adjustment is primarily related to the fluctuations in the Company's functional currencies to the U.S. dollar. The U.S. dollar and its unexpected strength coupled with the unexpected weakness of the European currencies (including the German Deutchmarke) have negatively impacted the Company's overall earnings as well as the cumulative translation adjustment. The primary functional currencies affecting the Company are as follows: U.S. Dollar, Austrian Schilling, Czech Koruna, Hungarian Forint, Slovak Koruna and the Polish Zloty.

     ACQUISITIONS AND DISPOSITIONS

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits required by Item 601 of Regulation S-B

      Exhibit No.        Description
      -----------        -----------------------

        (27.1)           Financial Data Schedule (Electronic Filing Only).



     b. One report on Form 8-K were filed during the three month period ended June 30, 1998. (1)



     (1) Incorporated by reference from the Current Report on Form 8-K dated May 14, 1998 (File No. 0-26202).

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

Dated:  October 30, 1998

                               INDEX TO EXHIBITS


      Exhibit No.        Description
      -----------        -----------------------

        (27.1)           Financial Data Schedule (Electronic Filing Only).