Form 10QSB
period 1998-09-30
EASTBROKERS INTERNATIONAL INC
filed 1998-11-17
CIK 899627

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

                For the quarterly period ended September 30, 1998

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

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on November 13, 1998, was 4,767,750.

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


                        PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                 Consolidated Statements of Financial Condition

                                                                                                     September 30,
                                                                                          ------------------------------------
                                                                                                1998                1997
                                                                                          ----------------    ----------------
                                                                                                    (Unaudited)
ASSETS
    Cash and cash equivalents                                                             $     5,019,082     $     4,549,638
    Cash and securities segregated for regulatory
        purposes or deposited with clearing organizations                                          95,163             523,248
    Securities purchased under agreements to resell                                               894,656           2,890,428
    Receivables
        Customers                                                                               1,022,278           2,320,637
        Broker dealers and other                                                                8,847,217             663,371
        Affiliated companies                                                                    5,565,427           3,960,207
        Other                                                                                  10,896,069           1,675,211
    Securities owned, at value
        Government and agencies                                                                 2,202,510                   -
        Equities and other                                                                     10,813,253           3,537,125
    Buildings, furniture and equipment, at cost (net of
        accumulated depreciation and amortization of
        $955,936 and $804,014, respectively)                                                    1,520,964           1,031,420
    Deferred taxes                                                                              4,022,918             422,908
    Investments held for resale                                                                   176,456           1,491,945
    Investments in affiliated companies                                                           143,405           7,935,226
    Goodwill                                                                                    2,790,555           2,333,454
    Other assets and deferred amounts                                                             394,425             888,284
                                                                                          ----------------    ----------------

           Total Assets                                                                   $    54,404,378     $    34,223,102
                                                                                          ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings
        Lines of credit                                                                   $     1,542,905     $     1,893,761
        Affiliated companies                                                                    1,597,091           3,291,069
    Securities sold under agreements to repurchase                                                      -           1,245,593
    Bonds payable                                                                                       -           2,307,500
    Securities loaned                                                                           1,126,461                   -
    Payables
        Customers                                                                               7,864,512           3,337,766
        Broker dealers and other                                                                3,073,946           2,567,255
    Accounts payable and accrued expenses                                                       2,027,554             498,175
    Other liabilities and deferred amounts                                                      1,553,502             597,871
                                                                                          ----------------    ----------------

                                                                                               18,785,971          15,738,990

    Long-term borrowings                                                                        9,065,857           1,307,419
                                                                                          ----------------    ----------------

           Total liabilities                                                                   27,851,828          17,046,409
                                                                                          ----------------    ----------------

    Minority interest in consolidated subsidiaries                                              9,459,208           1,594,029
                                                                                          ----------------    ----------------

    Stockholders' equity
        Preferred stock; $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 1998 or
           September 30, 1997, respectively                                                             -                   -
        Common stock; $.05 par value; 10,000,000 shares
           authorized; 4,767,750 and 3,063,000 shares issued and
           outstanding at September 30, 1998 and 1997, respectively                               238,388             153,150
        Paid-in capital                                                                        27,966,614          20,183,308
        Retained earnings (accumulated deficit)                                                (8,582,298)         (1,614,876)
        Note receivable - common stock                                                           (325,080)           (300,000)
        Unrealized gain/loss on available for sale investments                                          -            (954,110)
        Cumulative translation adjustment                                                      (2,204,282)         (1,884,808)
                                                                                          ----------------    ----------------

           Total stockholders' equity                                                          17,093,342          15,582,664
                                                                                          ----------------    ----------------

           Total Liabilities and Stockholders' Equity                                     $    54,404,378     $    34,223,102
                                                                                          ================    ================



                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Operations

                                                           For the Quarterly Period                   For the Six Months
                                                              Ended September 30,                     Ended September 30,
                                                      ------------------------------------    ------------------------------------
                                                            1998                1997                1998                1997
                                                      ----------------    ----------------    ----------------    ----------------
                                                                  (Unaudited)                             (Unaudited)
Revenues
    Commissions                                       $     2,864,300     $       247,038     $     4,611,417     $       673,175
    Fees                                                      494,720             302,587             703,340             335,266
    Interest and dividends                                    213,524             112,968             402,206             199,313
    Principal transactions, net
       Trading                                              1,011,470             237,865           2,389,599           1,078,192
       Investment                                            (345,002)            490,484             143,363             640,272
    Gain on sale of interest in subsidiary                  1,312,057                   -           1,312,057                   -
    Other                                                     656,136             153,873             783,015             367,282
    Equity in earnings of unconsolidated affiliates                 -            (130,820)                  -            (269,529)
                                                      ----------------    ----------------    ----------------    ----------------

           Total revenues                                   6,207,205           1,413,995          10,344,997           3,023,971
                                                      ----------------    ----------------    ----------------    ----------------

Costs and expenses
    Compensation and benefits                               3,701,651             585,669           6,363,848           1,026,428
    Interest                                                   28,658              61,936             104,262             100,384
    Brokerage, clearing, exchange fees and other            1,573,313             206,202           1,240,339             483,216
    Occupancy                                                 461,678             159,150             803,572             336,084
    Office supplies and expenses                              303,996              85,401             674,974             162,218
    Communications                                            548,123              93,640             776,710             151,904
    Legal fees                                                521,861              47,363             621,391              52,740
    Consulting fees                                           344,645             468,456             610,161             741,499
    Travel                                                    214,724             172,236             342,416             255,810
    General and administrative                                574,292             637,891             844,785             880,501
    Depreciation and amortization                              84,000              75,134             189,038             176,000
                                                      ----------------    ----------------    ----------------    ----------------

           Total costs and expenses                         8,356,941           2,593,078          12,571,496           4,366,784
                                                      ----------------    ----------------    ----------------    ----------------

Loss before provision for income taxes and
    minority interest in earnings of subsidiaries          (2,149,736)         (1,179,083)         (2,226,499)         (1,342,813)

Provision (benefit) for income taxes                         (610,356)            264,246            (665,433)            116,843
Minority interest in earnings of subsidiaries                 (94,563)            246,102            (172,980)            128,723
                                                      ----------------    ----------------    ----------------    ----------------

Net loss                                              $    (2,854,655)    $      (668,735)    $    (3,064,912)    $    (1,097,247)
                                                      ================    ================    ================    ================


Weighted average number of shares outstanding               4,476,737           3,007,121          44,736,737           3,007,121
                                                      ================    ================    ================    ================



Primary and fully diluted earnings per share          $         (0.64)    $         (0.22)    $         (0.68)    $         (0.36)
                                                      ================    ================    ================    ================





                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                                                                                        For the Six Months
                                                                                                        Ended September 30,
                                                                                               ------------------------------------
                                                                                                      1998               1997
                                                                                               -----------------  -----------------
                                                                                                           (Unaudited)
Cash flows from operating activities
    Net income (loss)                                                                          $     (3,064,912)  $     (1,097,247)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Minority interest in earnings of subsidiaries                                                 172,980           (128,723)
          Depreciation and amortization                                                                 189,038            176,000
          Deferred taxes                                                                                535,883           (132,970)
          Gain on sale of interest in subsidiary                                                     (1,312,057)                 -
          Equity in earnings (loss) of unconsolidated affiliates                                              -            269,529

       Changes in operating assets and liabilities
          Cash and securities segregated for regulatory purposes
             or deposited with regulatory agencies                                                      891,070           (403,974)
          Securities purchased under agreements to resell                                                (7,486)        (2,481,563)
          Receivables
             Customers                                                                                3,797,680           (416,525)
             Brokers, dealers and others                                                             (4,442,609)           (90,972)
             Affiliated companies                                                                    (3,279,150)        (2,448,290)
             Other                                                                                   (4,482,168)           368,095
          Securities owned, at value                                                                 (2,518,351)           716,039
          Other assets                                                                                     (107)           333,909
          Payables
             Customers                                                                                2,459,048          2,285,956
             Brokers, dealers and others                                                             (3,095,213)         1,607,029
          Accounts payable and accrued expenses                                                       1,599,890         (1,979,861)
                                                                                               -----------------  -----------------

Net cash provided by (used in) operating activities                                                 (12,556,464)        (3,423,568)
                                                                                               -----------------  -----------------

Cash flows from investing activities
    Net proceeds from (payments for)
       Investments in affiliates                                                                              -           (871,162)
       Sale of interest in subsidiary                                                                 1,180,500                  -
       Investments held for resale                                                                      692,504            311,605
       Purchases of furniture and equipment                                                                   -           (280,855)
                                                                                               -----------------  -----------------

Net cash provided by (used in) investing activities                                                   1,873,004           (840,412)
                                                                                               -----------------  -----------------

Cash flows from financing activities
    Net proceeds from (payments for)
       Net proceeds from private placement                                                                    -            725,000
       Securities loaned                                                                              1,126,461                  -
       Short-term financings                                                                         (1,027,594)           291,579
       Short-term borrowings from affiliated companies                                                1,565,154          1,810,369
       Other long-term debt                                                                           7,045,770            373,045
                                                                                               -----------------  -----------------

Net cash provided by (used in) financing activities                                                   8,709,791          3,199,993
                                                                                               -----------------  -----------------

Foreign currency translation adjustment                                                                (163,951)        (1,253,999)
                                                                                               -----------------  -----------------

Increase (decrease) in cash and cash equivalents                                                     (2,137,620)        (2,317,986)

Cash and cash equivalents, beginning of period                                                        7,156,702          6,867,624
                                                                                               -----------------  -----------------

Cash and cash equivalents, end of period                                                       $      5,019,082    $     4,549,638
                                                                                               =================  =================




                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                Consolidated Statements of Cash Flows (continued)

                                                                                                        For the Six Months
                                                                                                        Ended September 30,
                                                                                               ------------------------------------
                                                                                                     1998               1997
                                                                                               -----------------  -----------------
                                                                                                           (Unaudited)
Supplemental disclosure of cash flow information
    Cash paid for income taxes                                                                 $              -    $             -
                                                                                               -----------------  -----------------

    Cash paid for interest                                                                     $         28,658    $       104,262
                                                                                               -----------------  -----------------


    Non-cash transactions
       Eastbrokers International shares issued as part of
          EBI Securities Corporation acquisition                                               $      2,350,000    $             -
                                                                                               -----------------  -----------------
























                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIOD AND SIX MONTHS ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)


1.   INTERIM REPORTING

     The financial statements of Eastbrokers International Incorporated (the "Company") for the quarterly and six month periods ended September 30, 1998 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

     The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998 include accounting policies and additional information pertinent to an understanding of these interim financial statements.

     For the quarterly period ended September 30, 1998, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers AG") for the quarterly period ended June 30, 1998, of EBI Securities Corporation ("EBI Securities") (formerly Cohig & Associates) for the quarterly period ended September 30, 1998, and the Company for the quarterly period ended September 30, 1998.

     For the six month period ended September 30, 1998, the accompanying consolidated financial statements include the financial position, results of operations and cash flows the financial position, of Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers AG") for the six month period ended June 30, 1998, of EBI Securities Corporation ("EBI Securities") from the date of acquisition (May 14, 1998) through September 30, 1998, and the Company for the six month period ended September 30, 1998.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include Eastbrokers International Incorporated and its U.S. and international subsidiaries (collectively, "Eastbrokers" or the "Company").

     These consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of the operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates. See Note 18 -"Significant Estimates" in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
        FOR THE QUARTERLY PERIOD AND SIX MONTHS ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FISCAL YEAR-END

     The fiscal year-end of Eastbrokers International Incorporated and its U.S. subsidiaries other than EBI Securities is March 31. At the time of the Company's acquisition of EBI Securities in May 1998, the fiscal year end of EBI Securities was September 30. The Company intends to change the fiscal year of EBI Securities to match the year end of the parent company effective March 31, 1999.

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
        FOR THE QUARTERLY PERIOD AND SIX MONTHS ENDED SEPTEMBER 30, 1998

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
        FOR THE QUARTERLY PERIOD AND SIX MONTHS ENDED SEPTEMBER 30, 1998

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

     EBI Securities is a full service brokerage firm specializing in providing investment advice and counsel to individuals and small to middle market institutions. At the present time, EBI Securities has approximately 150 licensed representatives. EBI Securities provides its brokerage clients with a broad range of traditional investment products and services. EBI Securities also strives to differentiate itself in the minds of investors and corporate finance clients through its commitment to a professional but personalized service, which not

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
        FOR THE QUARTERLY PERIOD AND SIX MONTHS ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)


3.   ACQUISITION OF EBI SECURITIES CORPORATION (CONTINUED)

     only sets it apart from the large firms, but also serves to develop long-term client relationships. Its trading department makes a market in approximately 150 securities which include its investment banking clients and those securities that its research department has identified as promising, small to middle-market, potentially high growth companies. EBI Securities' investment banking department operates with a single goal in mind: to enhance and develop the capital structures of small to middle market emerging growth companies through private placements, bridge financing, and public offerings which serves to enable the firm's corporate finance clients to capitalize on promising business opportunities, favorable market conditions, and/or late stage product development.

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

5.   SALE OF INTEREST IN SUBSIDIARY

     In June 1998, the Company sold 73.55 percent of its interest in Eastbrokers Prague a.s. for 15 million Austrian Schillings (approximately $1,180,000 USD at the then current exchange rates). The Company recognized a gain on the sale of this interest in Eastbrokers Prague a.s. before taxes of approximately $1,312,000, at the then current exchange rates. This amount is reflected in the revenue section under the caption, "Gain on sale of interest in subsidiary".

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain information set forth in this report under this caption Item 2. "Management's Discussion and Analysis or Plan of Operation" includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospectus, projected ventures, new products, anticipated market performance and similar matters. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of the date hereof. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v)fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company and (xi) the risks and uncertainties set forth under the caption "Risk Factors" which appears in Item
1. Eastbrokers International Incorporated undertakes no obligation to release publicly any revisions to the forward looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments. Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospectus, projected ventures, new products, anticipated market performance and similar matters. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of the date hereof. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company and (xi) the risks and uncertainties set forth under the caption "Risk Factors" which appears in Item 1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 and dated October 30, 1998.

     This Form 10-QSB for the quarterly period ended September 30, 1998, makes reference to the Company's Annual Report on Form 10-KSB dated October 30, 1998 ("Report"). The Report includes information necessary or useful to an understanding of the Company's businesses and financial statement presentations. The Company will furnish a copy of this Report upon request made directly to the Company's headquarters at 15245 Shady Grove Road, Suite 340, Rockville, Maryland 20850, telephone number (301) 527-1110 and facsimile number (301)527-1112. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations.

PLAN OF OPERATION

   GENERAL OVERVIEW

     Prior to August, 1996, the Company engaged in the purchase and sale of newly privatized businesses in the Czech Republic. In August, 1996, the Company entered the Central and Eastern European investment banking and securities business through its acquisition of Eastbrokers Beteiligungs AG, an Austrian holding company providing financial services in Eastern and Central Europe through its network of subsidiaries. The acquisition of Eastbrokers AG was intended to not only provide an earnings stream from brokerage activities, but also position the Company to provide investment banking and corporate finance services.

     In March, 1997, the Company expanded its operations into the brokerage business in the United States through its acquisition of an existing New York-based broker dealer. In May, 1998, the Company continued the expansion of its U.S. operations through the acquisition of Cohig & Associates ("EBI Securities") a Denver, Colorado based investment banking and brokerage firm.

     The Company currently operates a highly diversified investment banking and securities network, with 20 US offices and 11 international branches located in the following countries: Austria; Poland; Hungary; Russia; Slovakia; Turkey; Kazakhstan; Romania; Bulgaria; Croatia; Slovenia. The Company's mission is to build, through acquisitions and strategic alliances, a highly successful, global, middle market, investment banking and securities firm.



   EUROPEAN OPERATIONS

     Since the acquisition of Eastbrokers AG, in August, 1996, the Company's business strategy for its European operations was to: (1) market its emerging market expertise; (2) develop an asset management business focused on Central and Eastern European debt and equity securities; (3) enhance and develop the Company's merchant banking activities; (4) identify potential corporate finance candidates for investment banking opportunities and; (5) utilize its expertise in the privatization activities throughout the region. During the past 12 months, the Company has had to modify this business strategy in response to the global financial crisis, which peaked in the Summer of 1998, when the Russian Ruble was devalued. This devaluation led to sharp decreases in stock markets worldwide, particularly in Central and Eastern Europe. In addition, to falling prices, liquidity in much of the region was significantly reduced. In order to minimize the negative effects on the Company's financial operations, the Company reduced its work force in Austria, Romania, Turkey, Russia and Bulgaria. In Poland, Slovenia, Croatia, Kazakhstan, Slovakia and Hungary, the Company has reevaluated its operations for additional cost savings. In the Czech Republic, the Company sold its operations (see dispositions). Based upon further changes in market conditions, the Company may close, sell or merge with third parties, other European operations as it deems necessary.

     Despite the current negative sentiment in emerging markets, the Company believes that Central and Eastern Europe's ultimate unification into the European Economic and Monetary Union, will lead to a significant increase in investor interest in the region. This potential increase in the emerging market interest will benefit those firms that have had existing operations in the region. The Company intends to continue to maintain solid long term involvement in the region and to continue to provide its clients with quality brokerage and investment banking services.

     While investing in the emerging markets of Central and Eastern Europe involves risk considerations not typically associated with investing in securities of U.S. issuers, the Company believes that such considerations are outweighed by the benefits of diversification and potentially superior returns. Among the considerations involved in investing in emerging markets, such as Central and Eastern Europe, is that less information may be available about foreign companies than about domestic companies. Foreign companies are also not generally subject to uniform accounting, auditing and financial reporting standards or to other regulatory practices and requirements comparable to those applicable to domestic companies. In addition, unlike investing in U.S. companies, securities of non-U.S. companies are generally denominated in foreign currencies, thereby subjecting each security to changes in value when the underlying foreign currency strengthens or weakens against the U.S. dollar. Currency exchange rates can also be affected unpredictably by intervention of U.S. or foreign governments or central banks or by currency controls or political developments in the U.S. and abroad.

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

   UNITED STATES OPERATIONS

     Subsequent to the acquisition of Eastbrokers AG, the Company commenced expansion of its brokerage operations in the United States. The Company's goal was TO build a strong US brokerage presence that would enable it to distribute middle market, international corporate finance product. In the Spring of 1997, the Company purchased a U.S. based broker-dealer, Eastbrokers North America, Inc. During the process of establishing the Eastbrokers North America, the Company was approached by numerous U.S. based broker-dealers interested in being acquired by the Company. Management believes that consolidation within the securities industry, particularly in the United States, is inevitable. This consolidation can be attributed to the current volatility prevailing in the financial markets, the higher degree of capital needed to maintain solid brokerage functions and the increased regulatory environment. The Company decided that as a well-capitalized, entrepreneurially managed, international, publicly-traded, investment banking firm, it would be particularly appealing to the sellers of medium size brokerage firms. In addition, the Company believes that the purchase and roll-up of complementary securities businesses both in the United States and in Europe, can be financed by the issuance of its Common Stock.

     In May 1998, the Company made a significant step in its roll-up strategy in the United States. The Company acquired all of the outstanding common stock of Cohig & Associates, Inc., a Denver, Colorado based investment banking and brokerage firm, in exchange for 445,000 unregistered shares of the Common Stock and an agreement to advance $1,500,000 in additional working capital to Cohig & Associates. Following the acquisition, the Company changed the name of Cohig & Associates, Inc. to EBI Securities Corporation ("EBI Securities"). The Company intends to develop EBI Securities as the foundation to expand its U.S. based investment banking and brokerage presence and anticipates that EBI Securities will be the first in a series of acquisitions targeting other successful medium size investment banking and brokerage firms.

     EBI Securities is a full service brokerage firm specializing in providing investment advice and counsel to individuals and small to middle market institutions. At the present time, EBI Securities has approximately 180 licensed representatives. EBI Securities provides its brokerage clients with a broad range of traditional investment products and services. EBI Securities also strives to establish itself with investors and corporate finance clients through its commitment to a professional but personalized service. Its trading department makes a market in approximately 150 securities which include its investment banking clients and those securities that its research department has identified as promising, small to middle-market, potentially high growth companies. EBI Securities' investment banking department operates with a single goal in mind: to enhance and develop the capital structures of small to middle market emerging growth companies through private placements, bridge financing, and public offerings in order to enable the firm's corporate finance clients to capitalize on promising business opportunities, favorable market conditions, and/or late stage product development. The office space previously occupied by Eastbrokers North America, has been converted into a branch office of EBI Securities.

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

   RESULTS OF OPERATIONS

     SEE Note 1 of the Notes to Consolidated Financial Statements for the Quarterly Period and Six Months Ended September 30, 1998, for an explanation of the basis of presentation of the financial statements. For the quarterly period ended September 30, 1998, the Company generated consolidated revenues in the amount of $6,207,205, compared to $1,413,995, for the quarterly period ended
September 30, 1997. For the six month period ended September 30, 1998 the Company generated consolidated revenues in the amount of $10,344,997, compared to $3,023,971 for the six month period ended September 30, 1997. Total revenues for the three and six month periods ended September 30, 1998, are significantly higher than the previous periods due to the acquisition of EBI Securities, which contributed approximately $2,712,000 and $4,341,000 for the quarterly and six month periods, respectively. Total revenue was also effected from the sale of Eastbrokers Prague a.s. The Company recognized a gain on sale of interest in Eastbrokers Prague a.s of approximately $1,312,000 before taxes. This amount is reflected in the revenue section under the caption "Gain on sale of interest in subsidiary."

     The Company incurred total consolidated costs and expenses of $8,324,941, for the quarterly period ended September 30, 1998, and $12,539,496, for the six month period ended September 30, 1998, compared to $2,593,078, for the quarterly period ended September 30, 1997, and $4,366,784, for the six month period ended September 30, 1997. Total costs and expenses for the three month and six month periods ended September 30, 1998 are significantly higher than the previous periods due to the acquisition of EBI Securities, which contributed approximately $4,939,000, for the three month period and $6,630,000, for the six month period, respectively. The Company also incurred higher than expected legal and consulting fees for the quarter, mainly due to costs associated with the completion of its audit for the fiscal year ended March 31, 1998.

     The Company's loss before provision for income taxes and minority interest in earnings of subsidiaries was $2,149,736, for the quarterly period ended September 30, 1998, and $2,226,499, for the six month period ended September 30, 1998, compared to $1,179,083, for the quarterly period ended September 30, 1997, and $1,342,813, for the six month period ended September 30, 1997. The Company's provision for income taxes and minority interest in earnings of subsidiaries for the quarterly and six month periods, are attributed solely to the Company's European operations, and are primarily related to WMP Bank AG and Eastbrokers Budapest Rt.

     The Company incurred a consolidated net loss of $2,854,655, for the quarterly period ended September 30, 1998, and $3,064,912, for the six month period ended September 30, 1998, compared to a consolidated net loss $668,735, for the quarterly period ended September 30, 1997, and $1,097,247, for the six month period ended September 30, 1997.

     The Company's net loss for the quarter was primarily attributable to the effect of the significant downturn in global stock markets during the period of August and September. For the quarter ended September 30, 1998, the Company incurred approximately $1,950,000 in trading losses due to inventory adjustments that were marked down as of September 30, 1998. These adjustments were approximately $1,250,000 for securities held by EBI Securities, and $700,000 for foreign securities held by Eastbrokers AG and its affiliates. An increase in the net loss for the quarter was also attributed to a slowdown in gross commission revenue at EBI Securities during the months of August and September.

     On September 30, 1998, the Company had total assets of $54,404,378, and total liabilities of $27,851,828, compared to $34,223,102, and $17,046,409, respectively, on September 30, 1997. As of the date of this filing, the Company believes that it has adequate liquidity to meet its current obligations. However, no assurances can be made as to the Company's ability to meet its cash requirements in connection with any expansion of the Company's operations or any possible business combinations.

     The cash flows for six month period ended September 30, 1998 reflect the volatile nature of the securities industry and the reallocation of the Company's assets indicative of a growing organization. The change in the foreign currency translation adjustment is primarily related to the fluctuations in the Company's functional currencies to the U.S. dollar. The U.S. dollar and its unexpected strength coupled with the unexpected weakness of the European currencies (including the German Deutchmarke) have negatively impacted the Company's overall earnings as well as the cumulative translation adjustment. The primary functional currencies affecting the Company are as follows: U.S. Dollar, Austrian Schilling, Czech Koruna, Hungarian Forint, Slovak Koruna and the Polish Zloty.

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

   ACQUISITIONS AND DISPOSITIONS

     In June 1998, the Company sold 73.55 percent of its interest in Eastbrokers Prague a.s. for 15 million Austrian Schillings. The Company recognized a profit from the sale of Prague of approximately $1,312,000, at the then current exchange rates. This amount is reflected in the revenue section under gain on sale of interest in subsidiary.

   EMPLOYEES

     At November 13, 1998, the Company currently has approximately 450 full-time employees and 40 part-time employees. No employees are covered by collective bargaining agreements and the Company believes its relations are good with both its employees and its independent contractors and consultants.

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

     In September 1997, the FASB issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME." This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purposes financial statements. This statement shall be effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. At this time, the Company does not believe that this statement will have a significant impact on the Company.

     In September 1997, the FASB issued SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be retained. At this time, the Company does not believe that this statement will have a significant impact on the Company.

     In September 1998, the FASB issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after September 15, 1999. At this time, the Company does not believe that this statement will have a significant impact on the Company.

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

     The Company is currently in the process of a systems upgrade unrelated to the Year 2000 issue. In conjunction with this upgrade, the Company is in the process of establishing a program to address issues associated with the Year 2000. To ensure that the Company's computer systems are Year 2000 compliant, the Company has been reviewing its systems and programs to identify those that contain two-digit year codes, and the Company intends to replace them in conjunction with the systems upgrade provided by the Baan Corporate Office Solutions. In addition, the Company is in the process of contacting its major external counterparties and suppliers to assess their compliance and remediation efforts and the Company's exposure to them.

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

     As of November 13, 1998, the Company had substantially completed the Inventory phase and was also conducting the procedures associated with the Assessment, Remediation, Testing and Implementation phases. The Company expects to complete the Inventory and Assessment phase in the fourth calendar quarter of 1998. The Remediation and Testing phases with respect to business critical applications are expected to be completed by the end of the first calendar quarter of 1999. The Implementation phase is expected to be completed by the end of the second calendar quarter of 1999. The Integration phase will commence at the time the Company receives its new operating system in the fourth calendar quarter of 1998 and will continue through 1999. In addition, the Company will identify the major business relationships of the Company by the end of the first calendar quarter of 1999, and many of them will be tested as soon thereafter as practicable. The Company will continue to survey and communicate with counterparties, intermediaries and vendors with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year

2000 issues. As of November 13, 1998, the Company has not yet received sufficient information from all parties about their remediation plans to predict the outcomes of their efforts. In particular, Management believes the level of awareness and remediation efforts relating to the Year 2000 issue is less advanced in the Eastern and Central European markets in which the Company conducts business than in the United States.

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

      IMPACT OF THE EURO

     The Euro issue is the result of the Economic and Monetary Union (the "EMU") which comes into effect on January 1, 1999 and the conversion of member states to a single currency known as the Euro. The introduction of the Euro will have a profound impact on the way enterprises operate. Further, it will be one of the most important changes in the economic landscape of Europe in the next few years.

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



     b. No reports on Form 8-K were filed during the three month period ended September 30, 1998.

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

Dated:  November 16, 1998

                               INDEX TO EXHIBITS


      Exhibit No.        Description
      -----------        -----------------------

        (27.1)           Financial Data Schedule (Electronic Filing Only).