Form 10KSB/A
period 1998-03-31
EASTBROKERS INTERNATIONAL INC
filed 1998-12-14
CIK 899627

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                               FORM 10-KSB/A NO. 1
                       ----------------------------------

  MARK ONE
     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934
                       ----------------------------------

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

Transitional Small Business Disclosure Format:  Yes |_|     No  |X|


================================================================================

                                Explanatory Note

         The undersigned registrant hereby amends portions of Item 7, Financial Statements, of its Form 10-KSB for the fiscal year ended March 31, 1998.

                     EASTBROKERS INTERNATIONAL INCORPORATED



                          INDEX TO FORM 10-KSB/A NO. 1

                                                                                                                   PAGE


Item   7.  Financial Statements
              Historical Financial Statements
              Independent Auditors' Report as at and for the period ended March 31, 1998..........................   4
              Independent Auditors' Report as at and for the period ended March 31, 1997..........................   5
              Consolidated Statements of Financial Condition as at March 31, 1998 and 1997........................   6
              Consolidated Statements of Operations for the 12 months ended March 31, 1998 and 1997...............   7
              Consolidated Statements of Changes in Shareholders' Equity for the 12 months
                ended March 31, 1998 and 1997.....................................................................   8
              Consolidated Statements of Cash Flows for the 12 months ended March 31, 1998 and 1997...............   9
              Notes to Consolidated Financial Statements..........................................................  11



     Item   7.                                          Financial Statements


               Historical Financial Statements
                 Independent Auditors' Report.....................................................................   4
                 Independent Auditors' Report.....................................................................   5
                 Consolidated Statements of Financial Condition as at March 31, 1998 and 1997.....................   6
                 Consolidated Statements of Operations for the 12 months ended March 31, 1998 and 1997............   7
                 Consolidated Statements of Changes in Shareholders' Equity for the 12 months
                   ended March 31, 1998 and 1997..................................................................   8
                 Consolidated Statements of Cash Flows for the 12 months ended March 31, 1998 and 1997............   9
                 Notes to Consolidated Financial Statements.......................................................  11



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






                                       PANNELL KERR FORSTER PC




June 23, 1997



                                             EASTBROKERS INTERNATIONAL INCORPORATED
                                                    (A DELAWARE CORPORATION)

                                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         MARCH 31,              MARCH 31,
                                                                                           1998                   1997
                                                                                      --------------         --------------
                                                                                                              (As Restated)

ASSETS
Cash and cash equivalents                                                              $  7,156,702            $  6,867,624
Cash and securities deposited with clearing organizations                                   986,233                 119,274
      Or segregated under federal and other regulations
Securities purchased under agreements to resell                                             887,170                 408,865
Receivables
      Customers                                                                           4,819,958               1,904,112
      Brokers, dealers and clearing organizations                                         4,404,608                 572,399
      Affiliated companies                                                                2,286,277               1,511,917
      Related to disposition of entity                                                    1,493,913                       -
      Financial institution                                                               1,018,642                       -
      Receivable from executive officer                                                     517,221                       -
      Other                                                                               3,384,125               2,043,306
Securities owned, at fair value
      Corporate equities                                                                  7,985,484               3,349,684
      Other sovereign government obligations                                                692,428                       -
Net assets held for sale                                                                    868,960                       -
Office facilities, furniture and equipment, at cost (less accumulated                     1,153,439                 926,565
   depreciation and   amortization of $766,898 and $628,014, respectively)
Deferred taxes                                                                            4,558,801                 492,098
Available for sale securities                                                                     -               2,378,054
Investments in affiliated companies                                                         156,800               8,272,240
Goodwill, net                                                                             2,073,774               1,894,398
Other assets and deferred amounts                                                           394,318               1,222,193
                                                                                        -----------             -----------
         Total Assets                                                                   $44,838,853             $31,962,729
                                                                                        ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings
      Lines of credit                                                                   $ 2,570,499             $ 1,602,182
      Affiliated companies                                                                   31,937               1,480,700
Securities sold under agreements to repurchase                                                    -               1,200,793
Bonds payable                                                                                     -               2,307,500
Payables
      Customers                                                                           5,405,464               1,051,810
      Brokers, dealers and clearing organizations                                         6,169,159                 960,226
Accounts payable and accrued expenses                                                       727,512               1,573,104
Other liabilities                                                                         1,169,272               1,502,803
                                                                                       ------------            ------------
                                                                                         16,073,843              11,679,118
Deferred taxes                                                                               84,382                       -
Long-term borrowings                                                                      2,020,087                 934,374
                                                                                       ------------           -------------
         Total liabilities                                                               18,178,312              12,613,492
                                                                                        -----------             -----------
Minority interest in consolidated subsidiaries                                            8,776,678               1,549,386
                                                                                       ------------            ------------

Commitments and contingencies

Shareholders' equity
      Preferred stock; $.01 par value; 10,000,000 shares authorized; no shares                    -                       -
        issued and outstanding at March 31, 1998 or March 31, 1997, respectively
      Common stock; $.05 par value; 10,000,000 shares authorized; 4,297,750 and             214,888                 146,150
        2,923,000, shares issued and outstanding at March 31, 1998 and March 31,
        1997, respectively
      Paid-in capital                                                                    25,640,114              19,314,883
      Accumulated deficit                                                                (5,517,386)               (569,829)
      Note receivable - common stock                                                       (313,133)                      -
      Treasury stock, at cost                                                                     -                (213,750)
      Unrealized loss on available for sale investments                                           -                (246,794)
      Cumulative translation adjustment                                                  (2,140,620)               (630,809)
                                                                                      -------------          ---------------
         Total shareholders' equity                                                      17,883,863               17,799,851
                                                                                       ------------               ----------
         Total Liabilities and Shareholders' Equity                                     $44,838,853              $31,962,729
                                                                                        ===========              -----------

                 See notes to consolidated financial statements.




                                             EASTBROKERS INTERNATIONAL INCORPORATED
                                                    (A DELAWARE CORPORATION)

                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                FOR THE YEARS ENDED
                                                                                    -----------------------------------------
                                                                                         MARCH 31,              MARCH 31,
                                                                                          1998                   1997
                                                                                    -------------           -----------------
                                                                                                              (As Restated)

Revenues
     Commissions                                                                       $  2,521,031            $    439,531
     Investment banking                                                                     807,803               1,149,195
     Principal transactions
        Trading                                                                           4,735,825               1,806,278
        Investment                                                                         (560,802)              1,872,767
     Interest and dividends                                                                 391,121                 557,188
     Equity in losses of unconsolidated subsidiaries                                        (38,388)               (396,209)
     Gain on sale of investment - related party                                           1,025,429                       -
     Other                                                                                1,256,862                 312,725
                                                                                         ----------            ------------
         Total revenues                                                                  10,138,881               5,741,475
                                                                                         ----------            ------------
Costs and expenses
     Compensation and benefits                                                            3,748,948               2,181,419
     Consulting fees                                                                      2,177,145                 743,397
     Brokerage, clearing, exchange fees and other                                         1,145,567                       -
     Occupancy                                                                              982,095                 333,096
     Interest                                                                               761,156                 236,235
     Information processing and communications                                              678,718                 177,473
     Office supplies and expenses                                                           426,889                 240,448
     Professional fees                                                                      235,642                 123,905
     Travel                                                                                 593,898                 209,977
     General and administrative                                                           3,698,052                 806,056
     Depreciation and amortization                                                          590,743                 274,573
     (Gain)/loss on foreign currency transactions                                           (29,384)                166,044
                                                                                         ----------           -------------
         Total costs and expenses                                                        15,009,469               5,492,623
                                                                                         ----------           -------------

     Income (loss) from continuing operations before
         provision for income taxes and
         minority interest in earnings of subsidiaries                                   (4,870,588)                248,852
     Income tax benefit (expense)                                                          (285,830)                  8,305
     Minority interest in earnings of subsidiaries                                          208,861                 105,416
                                                                                       ------------           -------------
     Income from continuing operations                                                   (4,947,557)                362,573
     Discontinued operations
         Income (loss) from discontinued operations (net of
              income taxes of $0 for the year ended March 31, 1997)                               -                  41,899
         Loss on sale of discontinued operations                                                  -              (1,323,083)
                                                                                        ------------  -         ------------
     Net loss                                                                           $(4,947,557)            $  (918,611)
                                                                                        ------------            ------------

     Earnings (loss) per common share from continuing operations
         Basic                                                                              $(1.57)                   $0.15
                                                                                     --------------            ------------
         Diluted                                                                            $(1.57)                   $0.15
                                                                                     --------------            ------------
     Earnings per common share
         Basic                                                                              $(1.57)                  $(0.37)
                                                                                     --------------           -------------
         Diluted                                                                            $(1.57)                  $(0.37)
                                                                                     --------------           -------------

     Average common shares outstanding
         Basic                                                                            3,149,009               2,497,137
                                                                                       ------------            ------------
         Diluted                                                                          3,149,009               2,497,137
                                                                                       ------------            ------------


                 See notes to consolidated financial statements.



                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1998






                                                                                               Retained              Treasury
                                                                                                Earnings              Stock &
                                                Common Stock                Paid-in          (Accumulated              Note
                                           Shares         Par Value         Capital             Deficit)            Receivable
                                          ------------    -------------     ----------       --------------         ------------

Balances, April 1, 1996                  1,781,000        $  89,050        $13,693,733       $    348,782                  -
   Issuance of common stock in           1,080,000           54,000          5,346,000                  -                  -
     Eastbrokers AG acquisition
   Issuance of common stock in              25,000            1,250             98,750                  -                  -
     Eastbrokers NA acquisition
   Issuance of common stock in              37,000            1,850            176,400                  -                  -
     compensation for services
   Acquisition of treasury stock                 -                -                  -                  -          $(213,750)
   Net unrealized loss on                        -                -                  -                  -                  -
     investments
   Net loss                                      -                -                  -           (918,611)                 -
   Cumulative translation adjustment             -                -                  -                  -                  -
                                         ------------    -------------    --------------    ----------------    --------------
Balances at March 31, 1997 (as           2,923,000         $146,150        $19,314,883          $(569,829)         $(213,750)
restated)
   Issuance of common stock in             125,000            6,250            716,945                  -                  -
     private placement
   Retirement of treasury stock            (45,000)          (2,250)          (211,500)                 -            213,750
   Issuance of common stock in              10,000              500             65,480                  -                  -
     compensation for services
   Issuance of common stock to              50,000            2,500            297,500                  -           (300,000)
     officer for note receivable
   Net unrealized gain on                        -                -                  -                  -                  -
     investments
   Issuance of common stock in           1,227,000           61,350          5,354,619                  -                  -
     private placement
   Exercise of stock options                 7,750              388             49,987                  -                  -
   Sale of Subsidiary Stock                                                     52,200
   Net loss                                      -                -                  -         (4,947,557)                 -
   Accrued interest on note                      -                -                  -                  -            (13,133)
     receivable
   Cumulative translation adjustment             -                -                  -                  -                  -

                                         ------------    -------------    --------------    ----------------    --------------
Balances at March 31, 1998               4,297,750         $214,888        $25,640,114        $(5,517,386)         $(313,133)
                                         ------------    -------------    --------------    ----------------    --------------







                 See notes to consolidated financial statements.

                                           Unrealized
                                            Loss on
                                            Available     Cumulative
                                            For Sale      Translation
                                           Investments     Adjustment            Total
                                            -----------    -----------         ----------

Balances, April 1, 1996                         -       $    558,090         $14,689,655
   Issuance of common stock in                  -                 -            5,400,000
     Eastbrokers AG acquisition
   Issuance of common stock in                  -                 -              100,000
     Eastbrokers NA acquisition
   Issuance of common stock in                  -                 -              178,250
     compensation for services
   Acquisition of treasury stock                -                 -             (213,750)
   Net unrealized loss on                 $(246,794)              -             (246,794)
     investments
   Net loss                                     -                 -             (918,611)
   Cumulative translation adjustment            -        (1,188,899)          (1,188,899)
                                       -------------    ---------------    --------------
Balances at March 31, 1997 (as            $(246,794)      $(630,809)         $17,799,851
restated)
   Issuance of common stock in                  -                 -              723,195
     private placement
   Retirement of treasury stock                 -                 -                    -
   Issuance of common stoc                      -                 -               65,980
     compensation for services
   Issuance of common stock to                  -                 -                    -
     officer for note receivable
   Net unrealized gain on                  246,794                -              246,794
     investments
   Issuance of common stock in                   -                 -            5,415,969
     private placement
   Exercise of stock options                     -                 -               50,375
   Sale of Subsidiary Stock                                                        52,200
   Net loss                                      -                 -           (4,947,557)
   Accrued interest on note                      -                 -              (13,133)
     receivable
   Cumulative translation adjustmen              -        (1,509,811)          (1,509,811)
                                         -------------  -------------         ------------
 Balances at March 31, 1998                $     -       $(2,140,620)         $17,883,863
                                         -------------  -------------         -------------





                                                                   EASTBROKERS INTERNATIONAL INCORPORATED
                                                                          (A DELAWARE CORPORATION)

                                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            FOR THE YEARS ENDED
                                                                                  --------------------------------------------
                                                                                          MARCH 31,              MARCH 31,
                                                                                            1998                  1997
                                                                                  -----------------           ----------------
                                                                                                              (As Restated)

      Cash flows from operating activities
           Net loss                                                                   $(4,947,557)        $    (918,611)
           Adjustments to reconcile net loss to net
              Cash used in operating activities:
                Minority interest in subsidiaries                                        (208,861)             (105,416)
                Gain on the sale of investment                                                  -              (884,530)
                Loss on sale of discontinued operations                                         -             1,323,083
                Depreciation and amortization                                             590,743               274,573
                Deferred taxes                                                         (1,696,396)              (69,377)
                Other                                                                    (104,368)              396,209

              Changes in operating assets and liabilities
                Cash and securities segregated for regulatory purposes                     82,415               (85,696)
                  or deposited with regulatory agencies
                Securities purchased under agreements to resell                          (478,305)            6,278,371
                Receivables                                                            (3,744,971)            2,041,221
                Securities owned, at value                                             (6,443,982)           (3,233,293)
                Other assets and deferred amounts                                         827,875              (214,931)
                Payables
                    Customers                                                           4,353,654            (8,529,846)
                    Brokers, dealers and others                                         5,208,933                77,726
                Accounts payable and accrued expenses                                    (879,123)            1,374,879
                                                                                    --------------       --------------
      Net cash used in operating activities                                            (7,231,207)           (2,275,638)
                                                                                  ----------------      ---------------

      Cash flows from investing activities
           Net proceeds from (payments for)
                Acquisition of net assets of Eastbrokers
                   Beteiligungs AG, net of cash acquired                                        -            (1,389,577)
                Investments in affiliates                                                (264,036)           (3,619,137)
                Available for sale securities                                           2,378,054             6,277,191
                Capital expenditures                                                     (289,070)             (503,336)
                                                                                  ----------------        -------------
      Net cash provided by investing activities                                        (1,824,948)              765,141
                                                                                  ----------------         ------------

      Cash flows from financing activities
           Net proceeds from (payments for)
                Net proceeds from private placements                                    6,139,164                     -
                Capital contributions by minority interests                                     -               304,166
                Short-term borrowings                                                  (1,339,183)              568,303
                Securities sold under agreements to repurchase                         (1,200,793)            1,200,793
                Proceeds from long-term debt                                           (1,085,713)                    -
                Repurchase of common stock                                                      -              (213,750)
                Other                                                                     102,575                  -
                                                                                   --------------        --------------
     Net cash provided by financing activities                                          4,787,476             1,859,512
                                                                                   --------------        --------------
     Foreign currency translation adjustment
                                                                                          907,861             1,328,023
                                                                                   --------------        --------------
     Increase in cash and cash equivalents
                                                                                          289,078            1,677,038
      Cash and cash equivalents, beginning of period
                                                                                        6,867,624            5,190,586
                                                                                   --------------        --------------
     Cash and cash equivalents, end of period
                                                                                   $    7,156,702        $    6,867,624
                                                                                   ==============        ==============



                 See notes to consolidated financial statements.




                                                                   EASTBROKERS INTERNATIONAL INCORPORATED
                                                                          (A DELAWARE CORPORATION)

                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                                    MARCH 31,           MARCH 31,
                                                                                                      1998                1997
                                                                                                  ------------      ------------

                                                                                                  $  261,633        $  371,534
                                                                                                  =============     ============
      Supplemental disclosure of cash flow information
           Cash paid for income taxes

           Cash paid for interest                                                                 $  679,265       $   87,795
                                                                                                  =============     ============

           Non-cash transactions

              Retirement of treasury stock                                                        $  213,750       $       -
                                                                                                  =============     ============

              Common stock sold to a shareholder and officer
                received in the disposition of the Hotel Fortuna                                  $        -       $ 7,957,012
                                                                                                  =============    =============

              Common shares of CEZ and Vodni stavby, Praha   transferred                          $        -       $ 1,550,508
                                                                                                  =============    =============
              in
                lieu of cash payment for debt and accrued   interest

              Eastbrokers International shares issued for acquisition                             $         -      $ 5,400,000
                                                                                                  ==============   =============
                of net assets of Eastbrokers Beteiligungs AG

              Eastbrokers International shares issued in                                          $  65,980        $  178,250
                                                                                                  ==============   =============
                compensation for services

              Eastbrokers International shares issued for acquisition                             $          -     $   90,000
                                                                                                  ==============   =============
                of net assets of Eastbrokers North America, Inc.

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

     Following is a summary of the effects of the restatement:

                                                                     As Previously
                                                                        Reported          As Restated
                                                                     -------------        -----------

       Corporate equities                                               $4,253,164          $3,349,684
       Deferred tax asset                                                  289,938             492,098
       Investments in affiliated companies                               7,064,064           8,272,240
       Goodwill                                                          2,453,454           1,894,398
       Trading revenues                                                  1,886,478           1,806,278
       Net loss                                                           (866,411)           (918,611)
       Earnings per common share                                             (0.35)              (0.37)


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

3.   FINANCIAL INSTRUMENTS

     Financial instruments owned consist of the Company's proprietary trading and investment accounts, securities purchased under agreements to resell, and investments held for resale. The Company's financial instruments, at estimated fair market value, are as follows:


                                                                          March 31,           March 31,
                                                                            1998                1997
                                                                                            (As Restated)
                                                                          ---------         -------------

     Securities purchased under agreements to resell
         Sovereign government debt - Austria                                $    887,170        $    --
         Sovereign government debt - Hungary                                     --                  228,965
         Corporate equities - Hungary                                            --                  179,900
                                                                            -------------       ------------

                                                                            $    887,170            $408,865
                                                                            --------------      -------------
     Securities owned at fair value
         Corporate equities - Austria                                       $  6,587,220*       $  1,305,143
         Corporate equities - Hungary                                            410,244                --
         Corporate equities - Czech Republic                                     --                  871,638
         Corporate equities - Slovak Republic                                     84,074             485,141
         Corporate equities - Poland                                             760,552             687,762
         Corporate equities - Other                                              143,394                --
                                                                            --------------              --

                                                                            $  7,985,48         $  3,349,684
                                                                            --------------      ------------
       Sovereign government debt
         Austria                                                            $    621,35         $       --
         Hungary                                                                  71,075                --
                                                                            --------------      ------------

                                                                            $    692,428        $       --
                                                                            --------------      ------------
     Available for sale securities
         Corporate equities - Austria                                       $    --             $     40,321
         Corporate equities - Czech Republic                                     --                1,893,115
         Corporate equities - Hungary                                            --                  189,610
         Corporate equities - Slovak Republic                                    --                  255,008
                                                                            -------------       ------------

                                                                            $    --             $  2,378,054
                                                                            -------------       ------------



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

4.   OFFICE FACILITIES, FURNITURE AND EQUIPMENT

     Office facilities, furniture and equipment are summarized below:

                                                 March 31,           March 31,
                                                   1998                1997
                                                 ---------           ---------


         Furniture and equipment                $ 1,920,337        $ 1,554,579
         Less accumulated depreciation             (766,898)          (628,014)
                                                ------------       ------------

                                                $  1,153,439       $    926,565
                                                ------------       ------------

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

8.   LONG-TERM BORROWINGS

     Long-term borrowings consist of the following:

                                                                                March 31,        March 31,
                                                                                  1998             1997
                                                                                ---------        ---------

     Long-term borrowing arrangement with a
          financial institution requiring Note
          payable to a finance company, requiring
          annual interest payments which cannot
          exceed the 10 year government bond rate
          plus 2 percent(approximately 10.00 percent),
          principal of 12,000,000 Austrian Schillings,
          principal due at maturity on December 31, 2001                        $ 948,000        $     --

     Notes payable to a financial institution requiring
          quarterly interest payments computed at 6.50
          percent on a 360 day year, collateralized by
          157,061 shares of WMP (representing approximately
          24% of the Company's WMP shares as of March 31,
          1998), principal of 10,000,000 Austrian
          Schillings and accrued interest payable in full
          on  November  30, 2001                                                   804,308          934,374

     Notes payable to financial institutions requiring
          quarterly interest payments computed at varying
          percentages on a 360 day year, with varying
          maturity dates but all due in 1999                                       267,779              --
                                                                                -----------       -----------
                                                                                $2,020,087         $ 934,374
                                                                                -----------       -----------

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

     Had compensation cost been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's earnings and earnings per share would have been reduced to the pro forma amounts indicated below:



                                                   1998               1997
                                                   ----               ----
                                                                  (As Restated)

Net loss - as reported                         $(4,947,557         $(918,611)
         - pro forma                            (4,998,993        (1,606,135)
Primary and fully diluted earnings per share
         - as reported                             $(1.57)             $(.37)
         - pro forma                                (1.59)              (.64)


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

     As of December 31, 1997, ZE, a 26.27% owned subsidiary of General Partners, owned approximately 25% of UCP Beteiligungs AG ("UCP AG"), an Austrian holding company. UCP AG, in turn, owns 27.7% of a Russian chemical company, UCP AOOT. Shares of UCP AOOT are listed over-the-counter on the Vienna Stock Exchange. WMP is a market maker in the shares of UCP AOOT on the Vienna Stock Exchange. During 1997, WMP facilitated the purchase and sale of several blocks of UCP AOOT shares. As of year end, the Company held approximately 38,000 shares of UCP AOOT as an investment. At this time, the estimated value of these shares was approximately $1,030,270. This amount is reported in the Securities owned at value, Corporate equities section of the financial statements. Subsequent to year end, the Company sold approximately 8,000 shares in 6 separate transactions for approximately $400,000. As of October 26, 1998, the current market price of UCP AOOT shares was approximately $54 per share on the Vienna Stock Exchange. For the fiscal year ended March 31, 1998, the Company recorded, as a charge to earnings, a market value adjustment of approximately ($610,000). Although


12.   RELATED PARTY TRANSACTIONS (CONTINUED)

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

     The differences between the tax provision (benefit) calculated at the statutory federal income tax rate and the actual tax provision (benefit) for each period is shown in the table below:


                                                                              Year Ended          Year Ended
                                                                               March 31,           March 31,
                                                                                 1998                1997
                                                                           ---------------      -------------

       Tax benefit at federal statutory rate                                $(1,656,000)$             84,678
       State income taxes, net of federal benefit                                (93,962)             14,402
       Foreign taxes                                                             265,078             --
       Unrecognized benefit of net operating losses                            1,164,189             697,301
       Discontinued operations                                                   --                 (510,975)
       Non-taxable income from Slovak Republic                                   --                 (191,515)
       Other                                                                      34,865            (102,196)
                                                                            -------------       -------------

                                                                            $    285,830             $(8,305)
                                                                            -------------       -------------


     The significant components of the Company's deferred tax asset and liability are as follows:

       Depreciation                                                         $      4,259        $      6,020
       Unrecognized gain from marketable securities                               83,437            (105,385)
       Accrued expenses                                                            9,390
       Capital loss carryforward                                                  45,445
       Foreign tax credit carryfoward                                             32,652
       Other                                                                       6,468             (11,425)
       Net operating loss carryforward                                         5,748,282           1,112,193

                                                                               5,929,933           1,001,403
           Valuation allowance                                                (1,455,514)           (697,301)
                                                                            ---------------      -----------
                                                                               4,474,419             304,102
       Eastbrokers AG deferred taxes acquired                                    --                  187,996
                                                                            ---------------      ------------
                                                                            $  4,474,419            $492,098
                                                                            ---------------      --- --------


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

14.   SEGMENT INFORMATION

     Segment information is as follows for the year ended March 31, 1998:


                                                           Share of
                                                          (Loss) of
                                                        Unconsolidated       Identifiable                Net
                                       Revenues            Entities             Assets                 (Loss)
                                       --------         --------------       ------------          -----------


         Austria                    $    4,152,076     $       (38,388)        22,762,098          $(1,764,309)
         Czech Republic                  1,100,457               --               868,961             (279,568)
         Hungary                         2,108,992               --             7,533,072              214,017
         Poland                          1,372,325               --             2,529,672               33,585
         Slovak Republic                     9,842               --             1,945,028             (428,439)
         United States                     218,199               --             8,062,958           (2,746,065)
         Other                           1,176,990               --             1,137,064               23,222
                                    ---------------    ----------------    ---------------     ----------------

                Total               $   10,138,881     $       (38,388)       $44,838,853       $   (4,947,557)
                                    ---------------    --------------------   -------------    ----------------


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

18.  SIGNIFICANT ESTIMATES

     As part of the preparation of its fiscal 1998 financial statements, the Company has made several valuation estimates. Such estimates could be impacted by changes in facts and circumstances in the near term. Such changes, if they occur, could have a significant effect on the Company's financial position and results of operations. The net amounts recorded related to these estimates are summarized as follows:

18.  SIGNIFICANT ESTIMATES (CONTINUED)

          .            An  approximate  $1  million  receivable  from a  Serbian
                      financial institution related to the Company selling its creditor position with a bankrupt company. This amount is included in financial institution receivable in the accompanying 1998 balance sheet.

           . An approximate $1 million investment in the shares of UCP AOOT (See Note 12), a Russian chemical company. This
                      amount  is  included  in  securities   owned  -  corporate
                      equities in the accompanying 1998 balance sheet.

            .         An   approximate   $724,000   receivable   related  to  a
                      repurchase agreement and the related shares of Vodni Stavby, a.s. This amount is included in other receivables in the accompanying 1998 balance sheet.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.



EASTBROKERS INTERNATIONAL INCORPORATED
          (Registrant)


By         /s/ Peter Schmid                                December 11, 1998
   ------------------------------                       ---------------------
           Peter Schmid                                         Date
   Chairman, President,
   Chief Executive Officer, and Director



      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           /s/ Peter Schmid                                December 11, 1998
---------------------------------------------           ---------------------
          Peter Schmid                                          Date
Chairman, President,
Chief Executive Officer, and Director



        /s/ Martin A. Sumichrast                           December 11, 1998
---------------------------------------------           ---------------------
        Martin A. Sumichrast                                    Date
Vice Chairman of the Board, Secretary,
and Director



       /s/ Kevin D. McNeil                                  December 11, 1998
---------------------------------------------           ---------------------
       Kevin D. McNeil                                         Date
      Vice President, Treasurer, and
     Chief Financial Officer
 (Principal Financial and Accounting Officer)



     /s/ Michael Sumichrast                                 December 11, 1998
---------------------------------------------           ---------------------
     Michael Sumichrast, Ph.D.                                Date
     Director



    /s/ Wolfgang Kossner                                   December 11, 1998
----------------------------------------------          ---------------------
    Wolfgang Kossner                                          Date
    Director



    /s/  Siegfried Samm                                    December 11, 1998
----------------------------------------------           ---------------------
    Siegfried Samm, Ph.D.                                      Date
    Director