Form 10QSB
period 1998-12-31
EASTBROKERS INTERNATIONAL INC
filed 1999-02-17
CIK 899627

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

                For the quarterly period ended December 31, 1998

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

                                 (301) 527-1110
                (Issuer's Telephone Number, Including Area Code)

                             -----------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Transitional Small Business Disclosure Format:  Yes [ ]    No [x]

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on February 16, 1999, was 5,157,250.

===============================================================================

                     EASTBROKERS INTERNATIONAL INCORPORATED

                                                                            Page
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements
    Historical Financial Statements
      Consolidated Statement of Financial Condition .......................   2
      Consolidated Statements of Operations
        Quarterly and Nine Month Periods Ended December 31, 1998 and 1997..   3
      Consolidated Statements of Comprehensive Income
        Quarterly and Nine Month Periods Ended December 31, 1998 and 1997..   4
      Consolidated Statements of Cash Flows
        Quarterly and Nine Month Periods Ended December 31, 1998 and 1997..   5
      Notes to Consolidated Financial Statements ..........................   7
  Item 2. Management's Discussion and Analysis or Plan of Operation .......  13

PART II -- OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds........................  22
  Item 6. Exhibits and Reports on Form 8-K ................................  22
  Signature ...............................................................  23


                        PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                 Consolidated Statement of Financial Condition

                                                                                            December 31,
                                                                                          ----------------
                                                                                                1998
                                                                                          ----------------
                                                                                            (Unaudited)
ASSETS
    Cash and cash equivalents                                                             $     2,553,876
    Cash and securities segregated for regulatory
        purposes or deposited with clearing organizations                                          98,252
    Securities purchased under agreements to resell                                             1,539,042
    Receivables
        Customers                                                                                 192,214
        Broker dealers and other                                                                7,665,155
        Affiliated companies                                                                    1,743,204
        Other                                                                                  15,534,169
    Securities owned, at value
        Government and agencies                                                                 5,737,766
        Equities and other                                                                     16,795,918
    Buildings, furniture and equipment, at cost (net of
        accumulated depreciation and amortization of
        $1,039,936)                                                                             1,619,618
    Deferred taxes                                                                              4,803,704
    Investments held for resale                                                                   175,787
    Investments in affiliated companies                                                           210,888
    Goodwill                                                                                    2,777,169
    Other assets and deferred amounts                                                             466,087
                                                                                          ----------------

           Total Assets                                                                   $    61,912,849
                                                                                          ================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings
        Lines of credit                                                                   $     2,907,010
        Affiliated companies                                                                    1,419,569
        Other                                                                                   1,738,647
    Securities sold under agreements to repurchase                                                368,076
    Securities loaned                                                                           4,187,159
    Payables
        Customers                                                                               4,307,010
        Broker dealers and other                                                                7,236,720
    Accounts payable and accrued expenses                                                       1,649,545
    Other liabilities and deferred amounts                                                        896,292
                                                                                          ----------------

                                                                                               24,710,028

    Long-term borrowings                                                                        9,387,714
                                                                                          ----------------

           Total liabilities                                                                   34,097,742
                                                                                          ----------------

    Minority interest in consolidated subsidiaries                                             10,103,141
                                                                                          ----------------

    Stockholders' equity
        Preferred stock; $.01 par value; 10,000,000 shares authorized; no shares
           issued and outstanding at December 31, 1998                                                  -
        Common stock; $.05 par value; 10,000,000 shares
           authorized; 4,767,750 shares issued and outstanding
           at December 31, 1998                                                                   238,388
        Paid-in capital                                                                        27,966,614
        Retained earnings (accumulated deficit)                                                (8,568,920)
        Note receivable - common stock                                                           (331,704)
        Unrealized gain/loss on available for sale investments                                          -
        Cumulative translation adjustment                                                      (1,592,412)
                                                                                          ----------------

           Total stockholders' equity                                                          17,711,966
                                                                                          ----------------

           Total Liabilities and Stockholders' Equity                                     $    61,912,849
                                                                                          ================



                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Operations

                                                           For the Quarterly Period                  For the Nine Months
                                                              Ended December 31,                      Ended December 31,
                                                      ------------------------------------    ------------------------------------
                                                            1998                1997                1998                1997
                                                      ----------------    ----------------    ----------------    ----------------
                                                                  (Unaudited)                             (Unaudited)
Revenues
    Commissions                                       $     3,625,667     $       631,131     $     8,237,084     $     1,615,510
    Fees                                                    1,443,299              45,685           2,146,639             380,951
    Interest and dividends                                    444,175             166,479             846,381             394,675
    Principal transactions, net
       Trading                                                268,008             371,766           2,657,607           2,042,612
       Investment                                              88,077            (259,555)            231,440             380,717
    Gain on sale of interest in subsidiary                          -                   -           1,312,057                   -
    Other                                                     759,653             397,876           1,542,668             779,410
    Equity in earnings of unconsolidated affiliates            54,988              21,441              54,988            (117,832)
                                                      ----------------    ----------------    ----------------    ----------------

           Total revenues                                   6,683,867           1,374,823          17,028,864           5,476,043
                                                      ----------------    ----------------    ----------------    ----------------

Costs and expenses
    Compensation and benefits                               4,323,418             467,355          10,687,266           1,803,672
    Interest                                                  230,854              35,724             335,116             173,560
    Brokerage, clearing, exchange fees and other               84,308              57,648           1,324,647             575,661
    Occupancy                                                 499,012             209,067           1,302,584             621,601
    Office supplies and expenses                              326,626             151,000           1,001,600             364,378
    Communications                                            537,555              92,726           1,314,265             340,290
    Legal fees                                                196,618              46,323             818,009             122,441
    Consulting fees                                           277,626             192,782             887,787           1,020,189
    Travel                                                    154,985             125,656             472,013             400,454
    General and administrative                                218,744             154,811           1,088,917           1,207,957
    Depreciation and amortization                             166,736             171,939             355,774             375,099
                                                      ----------------    ----------------    ----------------    ----------------

           Total costs and expenses                         7,016,482           1,705,031          19,587,978           7,005,302
                                                      ----------------    ----------------    ----------------    ----------------

Loss before provision for income taxes and
    minority interest in earnings of subsidiaries            (332,615)           (330,208)         (2,559,114)         (1,529,259)

Provision (benefit) for income taxes                          446,676             120,533            (218,757)             93,614
Minority interest in earnings of subsidiaries                (100,683)            108,415            (273,663)            237,138
                                                      ----------------    ----------------    ----------------    ----------------

Net income (loss)                                     $        13,378     $      (101,260)    $    (3,051,534)    $    (1,198,507)
                                                      ================    ================    ================    ================


Weighted average number of shares outstanding               4,767,750           3,063,000           4,595,202           3,063,000
                                                      ================    ================    ================    ================


Basic and diluted earnings per share                  $             -     $         (0.03)    $         (0.66)    $         (0.39)
                                                      ================    ================    ================    ================





                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                 Consolidated Statements of Comprehensive Income

                                                           For the Quarterly Period                  For the Nine Months
                                                              Ended December 31,                      Ended December 31,
                                                      ------------------------------------    ------------------------------------
                                                            1998                1997                1998                1997
                                                      ----------------    ----------------    ----------------    ----------------
                                                                  (Unaudited)                             (Unaudited)

Net income (loss)                                     $        13,378     $      (101,260)    $    (3,051,534)    $    (1,198,507)

    Other comprehensive income (loss)
       Foreign currency translation adjustments               611,870            (239,875)            548,208          (1,493,874)
       Unrealized holding gains                                     -             954,110                   -             246,794
       Less: recovery of unrealized holding losses                  -            (954,110)                  -            (246,794)
                                                      ----------------    ----------------    ----------------    ----------------

Comprehensive income (loss)                           $       625,248     $      (341,135)    $    (2,503,326)    $    (2,692,381)
                                                      ================    ================    ================    ================

















                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                                                                                        For the Nine Months
                                                                                                         Ended December 31,
                                                                                               ------------------------------------
                                                                                                      1998               1997
                                                                                               -----------------  -----------------
                                                                                                           (Unaudited)
Cash flows from operating activities
    Net income (loss)                                                                          $     (3,051,534)  $     (1,198,507)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Minority interest in earnings of subsidiaries                                                 273,663           (237,138)
          Depreciation and amortization                                                               1,059,169            528,751
          Deferred taxes                                                                                237,010            (49,423)
          Gain on sale of interest in subsidiary                                                     (1,312,057)                 -
          Equity in earnings (loss) of unconsolidated affiliates                                              -            117,832

       Changes in operating assets and liabilities
          Cash and securities segregated for regulatory purposes
             or deposited with regulatory agencies                                                      887,981            (29,425)
          Securities purchased under agreements to resell                                              (651,872)        (1,527,970)
          Receivables
             Customers                                                                                4,627,744          5,877,718
             Brokers, dealers and others                                                             (3,260,547)        (1,001,262)
             Affiliated companies                                                                       543,073         (2,005,968)
             Other                                                                                   (9,120,268)        (4,073,651)
          Securities owned, at value                                                                (13,855,772)           676,602
          Other assets                                                                                  (71,769)          (323,700)
          Payables
             Customers                                                                               (1,098,454)           365,189
             Brokers, dealers and others                                                              1,067,561          5,151,384
          Accounts payable and accrued expenses                                                         564,671         (2,957,979)
                                                                                               -----------------  -----------------

Net cash provided by (used in) operating activities                                                 (23,161,401)          (687,547)
                                                                                               -----------------  -----------------

Cash flows from investing activities
    Net proceeds from (payments for)
       Investments in affiliates                                                                              -           (896,688)
       Sale of interest in subsidiary                                                                 1,180,500                  -
       Investments held for resale                                                                      693,173          2,054,907
       Purchases of furniture and equipment                                                                   -           (280,855)
                                                                                               -----------------  -----------------

Net cash provided by (used in) investing activities                                                   1,873,673            877,364
                                                                                               -----------------  -----------------

Cash flows from financing activities
    Net proceeds from (payments for)
       Net proceeds from private placement                                                                    -            725,000
       Securities loaned                                                                              4,187,159                  -
       Short-term financings                                                                          2,092,219         (1,795,888)
       Short-term borrowings from affiliated companies                                                1,738,647           (823,113)
       Other long-term debt                                                                           7,367,627         (1,573,853)
                                                                                               -----------------  -----------------

Net cash provided by (used in) financing activities                                                  15,385,652         (3,467,854)
                                                                                               -----------------  -----------------

Foreign currency translation adjustment                                                               1,299,250         (1,351,177)
                                                                                               -----------------  -----------------

Increase (decrease) in cash and cash equivalents                                                     (4,602,826)        (4,629,214)

Cash and cash equivalents, beginning of period                                                        7,156,702          7,255,793
                                                                                               -----------------  -----------------

Cash and cash equivalents, end of period                                                       $      2,553,876    $     2,626,579
                                                                                               =================  =================



                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                Consolidated Statements of Cash Flows (continued)

                                                                                                        For the Nine Months
                                                                                                         Ended December 31,
                                                                                               ------------------------------------
                                                                                                     1998               1997
                                                                                               -----------------  -----------------
                                                                                                           (Unaudited)
Supplemental disclosure of cash flow information
    Cash paid for income taxes                                                                 $              -    $             -
                                                                                               -----------------  -----------------

    Cash paid for interest                                                                     $        335,116    $       173,560
                                                                                               -----------------  -----------------


    Non-cash transactions
       Eastbrokers International shares issued as part of
          EBI Securities Corporation acquisition                                               $      2,350,000    $             -
                                                                                               -----------------  -----------------
























                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE QUARTERLY PERIOD AND NINE MONTHS ENDED DECEMBER 31, 1998

                                   (UNAUDITED)


1.   INTERIM REPORTING

     The financial statements of Eastbrokers International Incorporated (the "Company") for the quarterly and nine month periods ended December 31, 1998 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

     The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB as amended for the year ended March 31, 1998 include accounting policies and additional information pertinent to an understanding of these interim financial statements.

     For the quarterly period ended December 31, 1998, the accompanying consolidated financial statements include the financial position, results of operations, comprehensive income and cash flows of Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers AG") for the quarterly period ended September 30, 1998, of EBI Securities Corporation ("EBI Securities") (formerly Cohig & Associates) for the quarterly period ended December 31, 1998, and the Company for the quarterly period ended December 31, 1998.

     For the nine month period ended December 31, 1998, the accompanying consolidated financial statements include the financial position, results of operations, comprehensive income, and cash flows of Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers AG") for the nine month period ended September 30, 1998, of EBI Securities Corporation ("EBI Securities") from the date of acquisition (May 14, 1998) through December 31, 1998, and the Company for the nine month period ended December 31, 1998.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates. See Note 18 -"Significant Estimates" in the Company's Annual Report on Form 10-KSB as amended for the year ended March 31, 1998.

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
        FOR THE QUARTERLY PERIOD AND NINE MONTHS ENDED DECEMBER 31, 1998

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
        FOR THE QUARTERLY PERIOD AND NINE MONTHS ENDED DECEMBER 31, 1998

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
        FOR THE QUARTERLY PERIOD AND NINE MONTHS ENDED DECEMBER 31, 1998

                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     EBI Securities is a full service brokerage firm specializing in providing investment advice and counsel to individuals and small to middle market institutions. At the present time, EBI Securities has approximately 180 licensed representatives. EBI Securities provides its brokerage clients with a broad range of traditional

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
        FOR THE QUARTERLY PERIOD AND NINE MONTHS ENDED DECEMBER 31, 1998

                                   (UNAUDITED)


3.   ACQUISITION OF EBI SECURITIES CORPORATION (CONTINUED)

     investment products and services. EBI Securities also strives to differentiate itself in the minds of investors and corporate finance clients through its commitment to a professional but personalized service, which not only sets it apart from the large firms, but also serves to develop long-term client relationships. Its trading department makes a market in approximately 150 securities which include its investment banking clients and those securities that its research department has identified as promising, small to middle-market, potentially high growth companies. EBI Securities' investment banking department operates with a single goal in mind: to enhance and develop the capital structures of small to middle market emerging growth companies through private placements, bridge financing, and public offerings which serves to enable the firm's corporate finance clients to capitalize on promising business opportunities, favorable market conditions, and/or late stage product development.

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

     On November 25, 1998, in order to increase its working capital, the Company sold 10 newly issued units in a private placement consisting in the aggregate of $1,100,000 in 7 percent Convertible Debentures and Series C Warrants to purchase 125,000 shares of Common Stock. The Company has the right to redeem the Convertible Debentures on or before March 24, 1999, at 115% of the aggregate price or $1,265,000. The Company intends to redeem the Convertible Debentures in full.

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
        FOR THE QUARTERLY PERIOD AND NINE MONTHS ENDED DECEMBER 31, 1998

                                   (UNAUDITED)


5.   SALE OF INTERESTS IN SUBSIDIARIES

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

     In December 1998, the Company sold its entire interest in its subsidiary, Eastbrokers Budapest Rt. for 217,000,000 HUF (approximately $1,000,000 USD at the then current exchange rates). The sale of Eastbrokers Budapest is not reflected in the December 31, 1998, financial statements, since these financial statements reflect the European operations for the quarter and nine months ended September 30, 1998. The sale of Eastbrokers Budapest will be reflected in the Company's March 31, 1999 financial statements. As of the date of this filing, the Company has not yet determined the effect of this transaction to the financial statements.

6.   COMMITMENTS AND CONTINGENCIES

         LEASES AND RELATED COMMITMENTS

     The Company occupies office space under leases which expire at various dates through 2003. These leases contain provisions for periodic escalations to the extent of increases in certain operating and other costs. The Company's subsidiaries occupy office space under various operating leases which generally contain cancellation clauses whereby the Company may cancel the lease with thirty to ninety days written notice.

7.   COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement was adopted by the Company beginning with the fiscal year ended March 31, 1999 and the appropriate prior periods have been restated.

     Due to the nature of the items reflected in the Statement of Comprehensive Operations, no effect for income taxes has been recognized. Foreign currency translation adjustments are primarily related to the investment in the Company's foreign operations. Unrealized holding losses are related to securities received in the sale of the Hotel Fortuna. As noted in the consolidated financial statements for the year ended March 31, 1998 included herein, the Company has substantial net operating loss carryforwards which it may or may not be able to utilize prior to their expiration. Accordingly, no tax effect for these additional projected losses has been reflected in these financial statements.

8.   SUBSEQUENT EVENTS

     In December 1998, the Company sold its subsidiary, Eastbrokers Budapest Rt. for HUF 217,000,000 (approximately $1,000,000 USD at the then current exchange rates). The sale of Eastbrokers Budapest is not reflected in the December 31, 1998, financial statements, since these financial statements reflect the European operations for the quarter and nine months ended September 30, 1998. The sale of Eastbrokers Budapest will be reflected in the Company's March 31, 1999, financial statements. The Company continues to have a working relationship with the buyer and maintains a presence in Budapest through its relationship with the buyer.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
        FOR THE QUARTERLY PERIOD AND NINE MONTHS ENDED DECEMBER 31, 1998

                                   (UNAUDITED)


8.   SUBSEQUENT EVENTS (CONTINUED)

     In December 1998, the Company entered into a non-binding letter agreement pursuant to which it intended to acquire Lloyd Wade Securities, Inc. ("Lloyd Wade"), a wholly owned subsidiary of Financial Services, Inc. Lloyd Wade is a full service securities firm. The acquisition was contingent upon, among other things, receipt of any necessary corporate and stockholder approvals, all necessary governmental approvals, completion of business, legal and financial due diligence and other customary conditions. Since the signing of the non-binding letter of intent, the Company has been unable to come to terms with Financial Services, Inc. On February 12, 1999, the Company abandoned its effort to acquire Lloyd Wade.

     In January, 1999, the Company sold 125,000 restricted shares of its common stock in a private placement to a private investor for $4.00 per share. The Company also issued 7,500 shares of its common stock to a broker at EBI Securities Corporation as a commission in connection with this transaction.

     In a subsequent event, in February, 1998, the Company's Austrian subsidiary WMP Bank AG, purchased a forty-nine (49%) percent equity interest in Stratego Invest a.s. Prague, a Czech securities and investment firm. The purchase price was valued at approximately $2.9 million USD at the then current exchange rates. The book value of Stratego Invest at the time of purchase was approximately 190 million Czech koruna, or approximately $6.1 million USD at the then current exchange rates.

     Stratego Invest is one of the leading Czech securities and investment firms. The current management of Stratego Invest has a proven record of profitability and they have well positioned the firm in order to expand into the international securities marketplace. The partnership with Stratego Invest will give the Company a strong partner in the Czech marketplace, and at the same time, will provide Stratego Invest access to the international marketplace through the Company's operations in Europe and the US.

     In February,  1999, the Company filed a registration statement on Form SB-2
     covering  the  resale  of  certain   securities  held  by  various  selling
     stockholders.

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

     This Form 10-QSB for the quarterly period ended December 31, 1998, makes reference to the Company's Annual Report on Form 10-KSB as amended dated October 30, 1998 ("Report"). The Report includes information necessary or useful to an understanding of the Company's businesses and financial statement presentations. The Company will furnish a copy of this Report upon request made directly to the Company's headquarters at 15245 Shady Grove Road, Suite 340, Rockville, Maryland 20850, telephone number (301) 527-1110 and facsimile number (301) 527-1112. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations.

PLAN OF OPERATION

   GENERAL OVERVIEW

     Prior to August, 1996, the Company engaged in the purchase and sale of newly privatized businesses in the Czech Republic. In August, 1996, the Company entered the Central and Eastern European investment banking and securities business through its acquisition of Eastbrokers Beteiligungs AG, an Austrian holding company providing financial services in Eastern and Central Europe through its network of subsidiaries. The acquisition of Eastbrokers AG was intended to not only provide an earnings stream from brokerage activities, but also position the Company to provide investment banking and corporate finance services throughout Central and Eastern Europe.

     In March, 1997, the Company expanded its operations into the brokerage business in the United States through its acquisition of an existing New York-based broker dealer. In May, 1998, the Company continued the expansion of its U.S. operations through the acquisition of Cohig & Associates ("EBI Securities") a Denver, Colorado based investment banking and brokerage firm.

     The Company currently operates a highly diversified investment banking and securities network, with 20 US offices and 12 international branches and affiliates located in the following countries: Austria; Czech Republic; Poland; Hungary; Slovakia; Kazakhstan; Bulgaria; Croatia; Slovenia and; Azerbaijan. The Company's mission is to build, through acquisitions and strategic alliances, a highly successful, global, middle market, investment banking and securities firm.

      EUROPEAN OPERATIONS

     Since the acquisition of Eastbrokers AG, in August, 1996, the Company's business strategy for its European operations was to utilize its emerging market expertise in the areas of merchant banking, corporate finance, privatization and trading, in order to expand throughout Central and Eastern Europe. However, during 1998, the Company had to modify its business strategy in Europe, in response to an overall economic downturn that covered much of Central and Eastern Europe. This market downturn was further exacerbated by the global financial crisis, which peaked in the Summer of 1998, and was caused in part by the devaluation in the Russian Ruble. This devaluation led to sharp decreases in stock markets worldwide, particularly in Central and Eastern Europe. In addition to falling prices, liquidity in much of the region was significantly reduced. In order to minimize the negative effects on the Company's financial operations, the Company reduced its work force in Austria and has eliminated much of its workforce in Romania, Turkey, Russia and Bulgaria. In Poland, Slovenia, Croatia, Kazakhstan and Slovakia, the Company is reevaluating its operations for additional cost savings. In the Czech Republic and Hungary, the Company sold its operations (see dispositions), however, the Company maintains an affiliate relationship with the management in Hungary. The Company has re-entered the Czech Republic through the purchase of a minority interest in Stratego Invest a.s. Prague (see subsequent events). The Company has also organized an office in Baku, Azerbaijan. Based upon further changes in market conditions, the Company may close, sell or merge with third parties, other European operations as it deems necessary.

     Despite the negative sentiment in emerging markets during 1998, the Company believes that Central and Eastern Europe's ultimate unification into the European Economic and Monetary Union, will lead to a significant increase in investor interest in the region. This potential increase in the emerging market interest will benefit those firms that have had existing operations in the region. The Company intends to maintain solid long term involvement in the region and to continue to provide its clients with quality brokerage and investment banking services.

     Since the Company's acquisition of EBI Securities in May 1998, the Company's European subsidiaries now have direct access to the US securities marketplace. The Company expects that during 1999, its two main subsidiaries, EBI Securities and WMP Bank, will cross market to their respective retail and institutional clientele, their research, corporate finance and trading capabilities. The Company believes that it is possible to significantly increase the overall revenue of the Company, if EBI Securities, through WMP Bank, is successful in marketing US securities to Western European institutional clientele, and vice-versa.

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

      United States Operations

     Subsequent to the acquisition of Eastbrokers AG, the Company commenced expansion of its brokerage operations in the United States. The Company's goal was to build a strong US brokerage presence that would enable it to distribute European middle market, corporate finance product in the US and also to provide its European operations access to US corporate finance product, trading and research capabilities. In the Spring of 1997, the Company purchased a U.S. based broker-dealer, Eastbrokers North America, Inc. During the process of establishing Eastbrokers North America, the Company was approached by numerous U.S. based broker-dealers interested in being acquired by the Company.
Management believes that consolidation within the securities industry, particularly in the United States, is inevitable. This consolidation can be attributed to the current volatility prevailing in the financial markets, the higher degree of capital needed to maintain solid brokerage functions and the increased regulatory environment. The Company decided that as a well-capitalized, entrepreneurially managed, international, publicly-traded, investment banking firm, it would be particularly appealing to the sellers of medium size brokerage firms. In addition, the Company believes that the purchase and roll-up of complementary securities businesses both in the United States and in Europe, can be financed by the issuance of its Common Stock.

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

     In December 1998, the Company entered into a non-binding letter agreement pursuant to which it intended to acquire Lloyd Wade Securities, Inc. ("Lloyd Wade"), a wholly owned subsidiary of Financial Services, Inc. Lloyd Wade is a full service securities firm. The acquisition was contingent upon, among other things, receipt of any necessary corporate and stockholder approvals, all necessary governmental approvals, completion of business, legal and financial due diligence and other customary conditions. Since the signing of the non-binding letter of intent, the Company has been unable to come to terms with Financial Services, Inc. On February 12, 1999, the Company abandoned its effort to acquire Lloyd Wade.

      Results of Operations

     See Note 1 of the Notes to Consolidated Financial Statements for the Quarterly Period and Nine Months Ended December 31, 1998, for an explanation of the basis of presentation of the financial statements.

     For the quarterly period ended December 31, 1998, the Company generated consolidated revenues in the amount of $6,683,867, compared to $1,374,823, for the quarterly period ended December 31, 1997. For the nine month period ended December 31, 1998, the Company generated consolidated revenues in the amount of $17,028,864, compared to $5,476,043, for the nine month period ended December 31, 1997. Total revenues for the three and nine month periods ended December 31, 1998, are significantly higher than the previous periods due to the acquisition of EBI Securities, which contributed approximately $4,933,232, and $9,300,016, for the quarterly and nine month periods, respectively (the nine month numbers are reported from May 14, 1998, the date of acquisition of EBI Securities - see
Note 3 to the Financial Statements). Total revenue for the nine months was also effected from the sale of Eastbrokers Prague a.s. The Company recognized a gain on the sale of its interest in Eastbrokers Prague a.s of approximately $1,312,000 before taxes. This amount is reflected in the revenue section under the caption "Gain on sale of interest in subsidiary."

     The Company incurred total consolidated costs and expenses of $7,016,482, for the quarterly period ended December 31, 1998, and $19,587,978, for the nine month period ended December 31, 1998, compared to $1,705,031, for the quarterly period ended December 31, 1997, and $7,005,302, for the nine month period ended December 31, 1997. Total costs and expenses for the three month and nine month periods ended December 31, 1998, are significantly higher than the previous periods due to the acquisition of EBI Securities, which contributed approximately $5,073,382, for the three month period and $11,703,382, for the nine month period, respectively (the nine month numbers are reported from May 14, 1998, the date of acquisition of EBI Securities- see Note 3 to the Financial Statements).

     The Company's loss before provision for income taxes and minority interest in earnings of subsidiaries was $332,615, for the quarterly period ended December 31, 1998, and $2,559,114, for the nine month period ended December 31, 1998, compared to a loss of $330,208, for the quarterly period ended December 31, 1997, and $1,529,259, for the nine month period ended December 31, 1997. The Company's provision for income taxes and minority interest in earnings of subsidiaries for the quarterly and nine month periods, are attributed solely to the Company's European operations, and are primarily related to WMP Bank AG and Eastbrokers Budapest Rt.

     The Company reported consolidated net income of $13,378, for the quarterly period ended December 31, 1998, and a consolidated net loss of $3,051,354, for the nine month period ended December 31, 1998, compared to a consolidated net loss of $101,260 for the quarterly period ended December 31, 1997, and a consolidated net loss of $1,198,507, for the nine month period ended December 31, 1997.

     The Company's slight net profit for the quarter ended December 31, 1998, was attributable to several factors. First, in Europe, the Company's operations were impacted by the global financial crisis that occurred during the Summer of 1998. Since the Company's financial statements for the period ended December 31, 1998, include the Company's European operations for the period ended September 30, 1998, this period of financial market volatility is reflected in the Company's quarter ended December 31, 1999. Specifically, during this period, the

Company's European operations experienced a slowdown in its commission, trading and corporate finance business. Second, the Company's European operations incurred costs related to the reduction of the workforce in several of its European offices. Third, in the US, EBI Securities incurred higher costs associated with the expansion of its operations in New York, California and Colorado. In addition, EBI Securities experienced a continued slowdown in its gross commission revenue through October. However, revenue at EBI Securities increased significantly in November and December. And fourth, the Company continued to incur higher than expected legal and consulting fees through October, mainly due to costs associated with the completion of its audit for the fiscal year ended March 31, 1998, which was completed on October 30, 1998.

     On December 31, 1998, the Company had total assets of $61,912,849, and total liabilities of $34,097,742, compared to $40,424,733, and $14,833,076, respectively, on December 31, 1997. As of the date of this filing, the Company believes that it has adequate liquidity to meet its current obligations. However, no assurances can be made as to the Company's ability to meet its cash requirements in connection with any expansion of the Company's operations or any possible business combinations.

     On November 25, 1998, in order to increase its working capital, the Company sold 10 newly issued units in a private placement consisting in the aggregate of $1,100,000 in 7 percent Convertible Debentures and Series C Warrants to purchase 125,000 shares of Common Stock. The Company has the right to redeem the Convertible Debentures on or before March 24, 1999, at 115% of the aggregate price or $1,265,000. The Company intends to redeem the Convertible Debentures in full.

     In January, 1999, the Company sold 125,000 restricted shares of its common stock in a private placement to a private investor for $4.00 per share. The Company also issued 7,500 shares of its common stock to a broker at EBI Securities Corporation as a commission in connection with this transaction.

     The cash flows for the nine month period ended December 31, 1998, reflect the volatile nature of the securities industry and the reallocation of the Company's assets indicative of a growing organization. The change in the foreign currency translation adjustment is primarily related to the fluctuations in the Company's functional currencies to the U.S. dollar. The U.S. dollar and its unexpected strength coupled with the unexpected weakness of the European currencies (including the German Deutchmarke) have negatively impacted the Company's overall earnings as well as the cumulative translation adjustment. The primary functional currencies affecting the Company are as follows: U.S. Dollar, Austrian Schilling, Czech Koruna, Hungarian Forint, Slovak Koruna and the Polish Zloty.

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

     In December 1998, the Company sold its subsidiary, Eastbrokers Budapest Rt. for HUF 217,000,000 (approximately $1,000,000 USD at the then current exchange rates). The Company continues to have a working relationship with the buyer and maintains a presence in Budapest through its relationship with the buyer.

     In December 1998, the Company entered into a non-binding letter agreement pursuant to which it intends to acquire Lloyd Wade Securities, Inc. ("Lloyd Wade"), a wholly owned subsidiary of Financial Services, Inc. Lloyd Wade is a full service securities firm. The acquisition is contingent upon, among other things, receipt of any necessary corporate and stockholder approvals, all necessary governmental approvals, completion of business, legal and financial due diligence and other customary conditions. Since the signing of the non-binding letter of intent, the Company has been unable to come to terms with Lloyd Wade. On February 12, 1999, the Company abandoned its effort to acquire Lloyd Wade.

     In a subsequent event, in February, 1998, the Company's Austrian subsidiary WMP Bank AG, purchased a forty-nine (49%) percent equity interest in Stratego Invest a.s. Prague, a Czech securities and investment firm. The purchase price was valued at approximately $2.9 million USD at the then current exchange rates. The book value of Stratego Invest at the time of purchase was approximately 190 million Czech koruna, or approximately $6.1 million USD at the then current exchange rates.

     Stratego Invest is one of the leading Czech securities and investment firms. The current management of Stratego Invest has a proven record of profitability and they have well positioned the firm in order to expand into the international securities marketplace. The partnership with Stratego Invest will give the Company a strong partner in the Czech marketplace, and at the same time, will provide Stratego Invest access to the international marketplace through the Company's operations in Europe and the US.

      EMPLOYEES

     At February 16, 1999, the Company currently has approximately 400 full-time employees and 40 part-time employees. The reduction of employees from the prior period is mainly due to the sale of Eastbrokers Budapest Rt. No employees are covered by collective bargaining agreements and the Company believes its relations are good with both its employees and its independent contractors and consultants.

      NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128. The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 was adopted by the Company beginning with the interim reporting period ended December 31, 1997. The adoption did not impact previously reported earnings per share amounts.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement was adopted by the Company beginning with the fiscal year ended March 31, 1999.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement will be effective for the Company's annual report for the fiscal year ended March 31, 1999. In the initial year of application, comparative information for earlier years is to be restated. At this time, the Company does not believe that this statement will have a significant impact on the Company.

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

     As of February 16, 1999, the Company had substantially completed the Inventory phase and was also conducting the procedures associated with the Assessment, Remediation, Testing and Implementation phases. The Company expects to complete the Inventory and Assessment phase in the first calendar quarter of 1999. The Remediation and Testing phases with respect to business critical applications are expected to be completed by the end of the first calendar quarter of 1999. The Implementation phase is expected to be completed by the end of the second calendar quarter of 1999. The Integration phase commenced in January 1999, and will continue through 1999. In addition, the Company will identify the major business relationships of the Company by the end of the first calendar quarter of 1999, and many of them will be tested as soon thereafter as practicable. The Company will continue to survey and communicate with counterparties, intermediaries and vendors with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year 2000 issues. As of February 16, 1998, the Company has not yet received sufficient information from all parties about their remediation plans to predict the outcomes of their efforts. In particular, Management believes the level of awareness and remediation efforts relating to the Year 2000 issue is less advanced in the Eastern and Central European markets in which the Company conducts business than in the United States.

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

     Based upon current information, the Company estimates that the total cost of implementing its Year 2000 initiative will be between $750,000 and
$1,500,000, including the cost of its general systems upgrade. The Year 2000 costs include all activities undertaken on Year 2000 related matters across the Company, including, but not limited to, remediation, testing (internal and external), third party review, risk mitigation and contingency planning. Through December 31, 1998, the Company estimates that it has expended approximately $400,000 on the Year 2000 project. These costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred.

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

      IMPACT OF THE EURO

     The Euro issue is the result of the Economic and Monetary Union (the "EMU") which came into effect on January 1, 1999 and the conversion of member states to a single currency known as the Euro. The introduction of the Euro is expected to be one of the most important changes in the economic landscape of Europe in the next few years.

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

     The introduction of the Euro may also result in unintended consequences. During the transition period, companies will be required to use two different currency units. Confusion may result from financial information being reported in both the Euro and the national currency units. Another potential problem is that companies will be required to report financial information in either the Euro or the national currency unit or in some cases both currencies. Further adding to potential problems is a requirement that historical financial information must be converted to the Euro unit.

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

                           PART II -- OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 25, 1998, in order to increase its working capital, the Company sold 10 newly issued units in a private placement consisting in the aggregate of $1,100,000 in 7 percent Convertible Debentures and Series C Warrants to purchase 125,000 shares of Common Stock. The Company has the right to redeem the Convertible Debentures on or before March 24, 1999, at 115% of the aggregate price or $1,265,000. The Company intends to redeem the Convertible Debentures in full. The Company has reserved 385,000 shares of its common stock underlying the Convertible Debentures.

     In January, 1999, the Company sold 125,000 restricted shares of its common stock in a private placement to a private investor for $4.00 per share. The Company also issued 7,500 shares of its common stock to a broker at EBI Securities Corporation as a commission in connection with this transaction.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits required by Item 601 of Regulation S-B

      Exhibit No.        Description
      -----------        -----------------------

        (27.1)           Financial Data Schedule (Electronic Filing Only).



     b. No reports on Form 8-K were filed during the three month period ended December 31, 1998.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


EASTBROKERS INTERNATIONAL INCORPORATED
             (Registrant)



By             /s/ Kevin D. McNeil
  ----------------------------------------------
                  Kevin D. McNeil
  Executive Vice President, Treasurer, Secretary
            and Chief Financial Officer

Dated:  February 16, 1999

                               INDEX TO EXHIBITS


      Exhibit No.        Description
      -----------        -----------------------

        (27.1)           Financial Data Schedule (Electronic Filing Only).