Form 10KSB/A
period 1998-03-31
EASTBROKERS INTERNATIONAL INC
filed 1999-05-25
CIK 899627

================================================================================


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                     ----------------------------------

                             FORM 10-KSB/A NO. 2

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

State issuer's revenues for its most recent fiscal year:  $10,342,976.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the bid and ask price of such common equity on November 2, 1998 was approximately $13,000,000.

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on November 2, 1998 was 4,767,750.

Transitional Small Business Disclosure Format:  Yes  |_|     No  |X|

                              Explanatory Note

      The undersigned registrant hereby amends portions of Item 1, Description of Business (Risk Factors-Operating Losses and Financial Condition), Item 6, Management's Discussion and Analysis or Plan of Operation and Item 7, Financial Statements, of its Form 10-KSB for the fiscal year ended March 31, 1998. The amendments effected hereby are to accurately report certain changes to the consolidated statements of operations, consolidated statements of cash flows, consolidated statements of financial condition and to notes 13 and 16 of notes to consolidated financial statements, respectively, and to further clearly reflect the registrant's financial position for the fiscal year ended March 31, 1998.

                   EASTBROKERS INTERNATIONAL INCORPORATED


                        INDEX TO FORM 10-KSB/A NO. 2


                                                                            PAGE

Item   1.  Business
               Risk Factors.................................................   2
Item   6.  Management's Discussion and Analysis or Plan of Operation........   8
Item   7.  Financial Statements
               Historical Financial Statements
               Independent Auditors' Report at and for the year ended
                March 31, 1998..............................................  21
               Independent Auditors' Report at and for the year ended March
                31, 1997....................................................  22
               Consolidated Statements of Financial Condition at March 31,
                1998 and 1997 ..............................................  23
               Consolidated Statements of Operations for the years ended
                March 31, 1998 and 1997.....................................  24
               Consolidated Statements of Changes in Shareholders' Equity
                for the years ended March 31, 1998 and 1997.................  25
               Consolidated Statements of Cash Flows for the years ended
                March 31, 1998 and 1997.....................................  26
               Notes to Consolidated Financial Statements...................  28
Item   13.     Exhibits, List and Reports on Form 8-K.......................  50

ITEM 1.     BUSINESS

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

      Such competition could also affect the Company's ability to attract and retain highly skilled individuals to conduct its various businesses. The principal competitive factors influencing the Company's business are its professional staff, the Company's reputation in the marketplace, its existing client relationships, the ability to commit capital to client transactions and its mix of market capabilities. The Company's ability to compete effectively in securities brokerage and investment banking activities will also be influenced by the adequacy of its capital levels. In addition, the Company's ability to expand its business may depend on its ability to raise additional capital. See "Description of Business Competition".

BUSINESS SUBJECT TO EXTENSIVE FEDERAL, STATE AND FOREIGN REGULATIONS

      The Company's business is, and the securities industry generally is, subject to extensive regulation in the United States, Austria and all other Central and Eastern European states where its subsidiaries operate at the state level, as well as by industry SROs. The Company is also subject to regulation by various foreign financial regulatory authorities in the jurisdictions outside of the United States, Austria and Central and Eastern Europe where it does business, including by The Securities and Futures Authority of the United Kingdom. See "Description of Business Governmental Regulation".

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

DERIVATIVE FINANCIAL INSTRUMENTS

      At the present time, the Company does not engage in the use of derivatives financial instruments. In many of the countries where the Company has operations (i.e., Kazakhstan and Bulgaria), the local currencies are referred to as "soft" or "exotic". As such, there are very few, if any, cost effective hedging strategies available to the Company or potential investors. The Company's inability to engage in currency hedging activities may result in its earnings being subject to greater volatility due to exchange rate fluctuations.

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

OPERATING LOSSES AND FINANCIAL CONDITION

      Since its formation, the Company has suffered substantial cash flow deficits and operating losses. The net loss for the year ended March 31, 1998 was $3,676,607. As of such date, the Company had cash and cash equivalents of $7,156,702. There can be no assurance that the Company's future operations will be profitable or that it will have available funds adequate to fund its operations. Should the operations of the Company be profitable, it is likely that the Company would retain much or all of its earnings to finance future growth and expansion.

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

POSSIBLE ADVERSE EFFECTS OF AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK

      As of December 1997 the Company's Board of Directors authorized the issuance of up to 10,000,000 shares of preferred stock. As of October 30, 1998, no shares of preferred stock were issued. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms, and all other rights, preferences and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the Common Stock may result in a decrease in the value or market price of the Common Stock and could be used by the Board of Directors as a means to prevent a change in control of the Company. Future issuances of preferred stock may provide for dividends, certain preferences in liquidation, as well as conversion rights. Such preferred stock issuance could make the possible takeover of the Company, or the removal of management of the Company, more difficult. The issuance of such preferred stock could discourage hostile bids for control of the Company in which shareholders could receive premiums for their Common Stock or warrants, could adversely affect the voting and other rights of the holders of the Common Stock, or could depress the market price of the Common Stock or warrants.

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

- VALUATION RISK: Accounting and financial reporting standards in the selected countries are not equivalent to International Accounting Standards and, consequently, less information is available to investors in the selected countries than in more developed capital markets. Nevertheless, the Company will use for valuations, financial reports issued by international auditing firms and all other means will be applied in order to monitor the unlisted investments.

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

      Pro forma results of operations as presented in Note 5 - "Business Acquisitions" reflect total revenues for the year ended March 31, 1997 as $8,559,786. Comparing total revenues for the year ended March 31, 1998 (the first full year of consolidated operations) of $10,342,976 to pro forma results of operations for the year ended March 31, 1997, shows an increase of $1,783,190 USD.

      The net tax benefit represents the cumulative effect of individual subsidiaries' unique tax calculations. In some instances, certain revenue items are non-taxable in accordance with statutory requirements in the country in which the office is located. In others, net operating losses available for carryforward created a tax benefit. As discussed in Note 13 - "Income Taxes", the Company has approximately $11,000,000 USD in net operating loss carryforwards available in Austria and approximately $3,018,000 USD in net operating loss carryforwards available for future use in the U.S. The Company has established a valuation allowance for the U.S. net operating losses. The Company also expects its Austrian operations to return to profitability in the fiscal year ended March 31, 1999 as its efforts in various privatization activities are realized and such activities should generate an increase in the value of certain Company holdings. Further, the Austrian net operating losses are available for carryforward indefinitely. Accordingly, the Company believes it is more likely than not that these benefits will be realized in the future. Regulations in the Slovak Republic provide capital gain distribution income related to Slovak privatization activities is non-taxable. Eastbrokers Vienna was actively involved in such activities and received such income in the fiscal quarter ended March 31, 1998. It is unlikely that Eastbrokers Vienna will have similar transactions in the future. As noted in the following paragraph, other activities occurred in the fourth quarter that contributed to the current year's tax benefit. The U.S. net operating loss carryforwards will expire, if unused, in varying amounts through the year 2013. The Company does not anticipate any significant changes in the effective tax rates.

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

      The costs associated with the Company's involvement in privatization activities, its pursuit of corporate finance opportunities, the continued downturn of the economy of the Czech Republic and the effect this downturn has had on the Company's operations, the costs associated with the acquisition of Eastbrokers Vienna and the establishment of Eastbrokers NA and an overall increase in general and administrative expenses are the primary factors contributing to the negative operating cash flows experienced in the fiscal year ended March 31, 1998. The Company anticipated to offset many of these operating expenses with revenue generated from brokerage commissions of Eastbrokers NA and ongoing privatization projects in Central and Eastern Europe. With this unexpected decrease in revenue and increased cost, the Company's $3,676,607 operating loss was significantly larger than anticipated. The Company anticipates that preliminary work performed related to corporate finance activities will begin generating operating cash flows in the second quarter of the Company's fiscal year ending March 31, 2000 and its efforts in the various privatization activities will begin generating operating cash flows near the beginning of 1999. However, there is no guarantee that such operating cash flows will materialize by the anticipated dates or whether they will be sufficient to offset other operating expenses.

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

      The Company recognizes it has concentrated a significant amount of its assets as advances to its affiliates and investments in affiliates. At the present time, the bulk of these loans have been related to privatization activities. Since the Company's affiliates are generally accounted for as equity investments, these advances do not eliminate on consolidation. Receivables from affiliated companies and other receivables are due on demand. The Company expects to collect these receivables within the next 12 months. For the years ended March 31, 1997 and 1998, the Company has investments in affiliated companies of $8,272,240 and $156,800, respectively, and receivables from affiliated companies of $1,511,917 and $2,286,277, respectively. The concentration of investments in affiliates by country are as follows: for 1997 - Austria -- $7,755,997, Bulgaria -- $332,584, Slovenia -- $114,529, Others --
$69,130; and for 1998 - Slovenia and Croatia -- $156,800. The significant decline in the investments in affiliated companies is primarily attributable to the acquisition of additional ownership interest in WMP and the conversion from the equity method to full consolidation for this subsidiary. The concentration of receivables from affiliates by country are as follows: for 1997 - Austria -- $675,456, Bulgaria -- $536,587, Slovenia -- $150,994, Czech Republic -- $72,994,
Others -- $75,886; and for 1998 - Austria -- $2,286,277. The cash investments noted in the statements of cash flows consist of direct investments in affiliates and the advances to affiliates. These cash investments in each affiliate for the year ended March 31, 1997 were as follows: WMP (Austria) -- $2,455,880, Bulgaria -- $894,513, Slovenia -- $150,994, Czech Republic --
$72,994, and Others -- $44,756. These cash investments in each affiliate for the year ended March 31, 1998 were as follows: Eastbrokers NA -- $512,036. As noted elsewhere in this Form 10-KSB, Eastbrokers Vienna owns 51 percent of WMP. During the year ended March 31, 1997, Eastbrokers Vienna participated in a capital increase in WMP in which it acquired additional shares sufficient to maintain its proportionate ownership percentage.

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

      HUNGARY. The Budapest Stock Exchange ("BSE") became one of the pre-eminent emerging market stock exchanges in 1996 thanks to overall market gains of over 170 percent for the year ended December 31, 1996 which led the Budapest Stock Market Exchange Index ("BUX") to close the year at 4,134. During 1997, the BUX reached a record high of 8,107 before retreating to the 6,000 level in November 1997. Positive developments helped the BUX recover to approximately 8,000 by the end of 1997. During 1998, the BUX reached a record high of approximately 9,100 and then dropped (due to global market turmoil) to approximately 3,600 before recovering to approximately 5,100 as of October 1998. Currently, the BUX is
approximately 5,100. As the index grew, so did overall market liquidity. Technology and regulations also continued to improve which contributed to the overall market gains. In 1995, interest rates in Hungary reached a high of 35-40 percent as inflation reached a high of 33 percent. In response to the high inflation and interest rates, Hungary initiated a new fiscal policy which included economic austerity measures and creating a crawling peg basket for the currency which tied the Hungarian Forint to leading currencies. The effect of these measures stabilized the currency, interest rates and overall inflation which served to generate increased investor interest in Hungary. By the end of 1996, interest rates and inflation stabilized at levels of 20-22 percent and 19 percent. Interest rates closed the 1997 year at approximately 24 percent and declined during the first half of 1998 to approximately 20 percent. Inflation was also curtailed and dropped to approximately 16.5 percent during 1997. The market continued its strong closing performance of 1997 into the first quarter of 1998. Through the end of March 1998, the BUX rose to approximately 8,600. The market capitalization of the Budapest Stock Exchange also grew during this quarterly period from approximately $15 billion to approximately $17 billion. Accompanying the stock market rally of 1997, a number of leading international investment banks including ABN Amro, ING Barings, Merrill Lynch, Morgan Stanley, and Salomon Brothers opened operations in Budapest and became member of BSE. Despite this influx of major competition, the Hungarian office maintained its client base and doubled its overall turnover. In response to this increased competition, the Hungarian office has expanded the services offered to clients. The overall economic and political situation appears to be relatively stable and continues to improve. This is evident from the level of investor confidence and the interest by major international investment banks. There has been no significant change in the availability or cost of capital to the other than the interest rate fluctuations. The total volume of transactions increased dramatically in 1996 (the last year for which the Company has data) with an overall reduction in the average profit per transaction. There are no significant restrictions on transfers of funds to the parent company.

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

VIABILITY OF OPERATING RESULTS

      The Company, like many other securities firms, is directly affected by general economic conditions and market conditions, changes in levels of interest rates, and demand for the Company's investment and merchant banking services in the countries where its primary operations are located. The Company is further affected by changes in valuations of the local currencies to the U.S. Dollar (the functional currency of the Company) in the regions in which it operates, the interest of foreign investors in the local economies, and governmental regulations restricting the repatriation of profits. In many of the countries where the Company's primary operations are located (I.E., Kazakhstan and Bulgaria), the local currency is considered to be "soft" or "exotic". As such, there are very few, if any, cost effective hedging strategies available to the Company or potential investors.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 21 percent and 16 percent of total assets at March 31, 1997, and March 31, 1998, respectively.

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

      Based upon current information, the Company estimates that the total cost of implementing its Year 2000 initiative will be between $750,000 and $1,500,000 million, including the cost of its general systems upgrade. The Year 2000 costs include all activities undertaken on Year 2000 related matters across the Company, including, but not limited to, remediation, testing (internal and external), third party review, risk mitigation and contingency planning. Through September 30, 1998, the Company estimates that it has expended approximately $350,000 on the Year 2000 project. These costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred.

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

      The Company is currently in the process of a systems upgrade unrelated to the year 2000 or Euro issues. In the course of this upgrade, the Company will be installing new software that is Euro capable and will evaluate any potential problems identified that could be related to the Euro issue. The Company is also monitoring the compliance of its software suppliers in addressing this issue. Based on a recent evaluation, the Company has determined that material costs and resources will not be required to permit its computer systems to properly handle Euro reporting and transactions.

ITEM 7.  FINANCIAL STATEMENTS

Historical Financial Statements
   Independent Auditors' Report.............................               21
   Independent Auditors' Report.............................               22
   Consolidated Statements of Financial Condition as at
     March 31, 1998 and 1997................................               23
   Consolidated Statements of Operations for the 12 months
     ended March 31, 1998 and 1997..........................               24
   Consolidated Statements of Changes in Shareholders'
     Equity for the 12 months ended March 31, 1998 and 1997.               25
   Consolidated Statements of Cash Flows for the 12 months
     ended March 31, 1998 and 1997..........................               26
   Notes to Consolidated Financial Statements...............               28

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





                                          SPICER, JEFFERIES & CO.





Denver, Colorado
April 30, 1999

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






                                          PANNELL KERR FORSTER PC




June 23, 1997, except for
footnotes 2 and 6 as to
which the date is
February 12, 1999.

                   EASTBROKERS INTERNATIONAL INCORPORATED
                          (A DELAWARE CORPORATION)


               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                         FOR THE YEARS ENDED
                                                                    -----------------------------
                                                                    MARCH 31,           MARCH 31,
                                                                      1998                1997
                                                                    ---------           ---------
                                                                                      (As Restated)

ASSETS
Cash and cash equivalents                                            $7,156,702         6,867,624
Cash and securities deposited with clearing organizations
   or segregated under federal and other regulations                    986,233           119,274
Securities purchased under agreements to resell                         887,170           408,865
Receivables
   Customers                                                          4,819,958         1,904,112
   Brokers, dealers and clearing organizations                        4,404,608           572,399
   Affiliated companies                                               2,286,277         1,511,917
   Related to disposition of entity                                   1,493,913                 -
   Financial institution                                              1,018,642                 -
   Receivable from executive officer                                    517,221                 -
   Other                                                              3,384,125         2,043,306
Securities owned, at fair value
   Corporate equities                                                 7,985,484         3,349,684
   Other sovereign government obligations                               692,428                 -
Net assets held for sale                                                868,960                 -
Office facilities, furniture and equipment, at cost (less
   accumulated depreciation and amortization of $766,898 and
   $628,014, respectively)                                            1,142,281           926,565
Deferred taxes                                                        4,162,615           492,098
Available for sale securities                                                 -         2,378,054
Investments in affiliated companies                                     156,800         8,272,240
Goodwill, net                                                         2,073,774         1,894,398
Other assets and deferred amounts                                       394,318         1,222,193
                                                                    -----------       -----------
     Total Assets                                                   $44,431,509       $31,962,729
                                                                    ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings
   Lines of credit                                                  $ 2,570,499       $ 1,602,182
   Affiliated companies                                                  31,937         1,480,700
Securities sold under agreements to repurchase                                -         1,200,793
Bonds payable                                                                 -         2,307,500
Payables
   Customers                                                          5,405,464         1,051,810
   Brokers, dealers and clearing organizations                        6,169,159           960,226
Accounts payable and accrued expenses                                   727,512         1,573,104
Other liabilities                                                     1,118,179         1,502,803
                                                                   ------------       -----------
                                                                     16,022,750        11,679,118
Deferred taxes                                                           51,093                 -
Long-term borrowings                                                  2,020,087           934,374
                                                                   ------------       -----------
     Total liabilities                                               18,093,930        12,613,492
                                                                   ------------       -----------
Minority interest in consolidated subsidiaries                        7,173,873         1,549,386
                                                                   ------------       -----------
Commitments and contingencies
Shareholders' equity
    Preferred stock; $.01 par value; 10,000,000 shares
      authorized; no shares issued and outstanding at March
      31, 1998 or March 31, 1997, respectively                                -                 -
    Common stock; $.05 par value; 10,000,000 shares
      authorized; 4,297,750 and 2,923,000, shares issued and
      outstanding at March 31, 1998 and March 31, 1997,
      respectively                                                      214,888           146,150
    Paid-in capital                                                  25,614,348        19,314,883
    Accumulated deficit                                              (4,246,436)         (569,829)
    Note receivable - common stock                                     (313,133)                -
    Treasury stock, at cost                                                   -          (213,750)
    Unrealized loss on available for sale investments                         -          (246,794)
    Cumulative translation adjustments                               (2,105,961)         (630,809)
                                                                   ------------       -----------
      Total shareholders' equity                                     19,163,706        17,799,851
                                                                   ------------       -----------
      Total Liabilities and Shareholders' Equity                   $ 44,431,509       $31,962,729
                                                                   ============       ===========


               See notes to consolidated financial statements.

                   EASTBROKERS INTERNATIONAL INCORPORATED
                          (A DELAWARE CORPORATION)

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         FOR THE YEARS ENDED
                                                                    -----------------------------
                                                                    MARCH 31,           MARCH 31,
                                                                      1998                1997
                                                                    ---------           ---------
                                                                                      (As Restated)

Revenues
   Commissions                                                       $2,539,260       $   439,531
   Investment banking                                                   807,803         1,149,195
   Principal transactions
     Trading                                                          4,738,701         1,806,278
     Investment                                                        (462,221)        1,872,767
   Interest and dividends                                               401,107           557,188
   Equity in losses of unconsolidated subsidiaries                       32,076          (396,209)
   Gain on sale of investment - related party                         1,025,429                -
   Other                                                              1,260,821           312,725
                                                                    -----------       -----------
        Total revenues                                               10,342,976         5,741,475
                                                                    -----------       -----------
Costs and expenses
   Compensation and benefits                                          3,818,546         2,181,419
   Consulting fees                                                    2,233,543           743,397
   Brokerage, clearing, exchange fees and other                       1,163,171                 -
   Occupancy                                                            997,814           333,096
   Interest                                                             746,821           236,235
   Information processing and communications                            698,688           177,473
   Office supplies and expenses                                         435,173           240,448
   Professional fees                                                    213,913           123,905
   Travel                                                               622,722           209,977
   General and administrative                                         3,505,413           806,056
   Depreciation and amortization                                        604,395           274,573
   (Gain)/loss on foreign currency transactions                         (29,384)          166,044
                                                                    -----------       -----------
        Total costs and expenses                                     15,010,815         5,492,623
                                                                    -----------       -----------
Income (loss) from continuing operations before
   provision for income taxes and
   minority interest in earnings of subsidiaries                     (4,667,839)          248,852
Income tax benefit (expense)                                            640,163             8,305
Minority interest in earnings of subsidiaries                           351,069           105,416
                                                                   ------------       -----------
Income (loss) from continuing operations                             (3,676,607)          362,573
Discontinued operations
      Income from discontinued operations (net of
       income taxes of $0 for the year ended March 31, 1997)                  -            41,899
        Loss on sale of discontinued operations                               -        (1,323,083)
                                                                   ------------       -----------
Net loss                                                           $ (3,676,607)      $  (918,611)
                                                                   ------------       -----------
Earnings (loss) per common share from continuing
  operations
   Basic and Diluted                                               $      (1.17)      $      0.15
                                                                   ------------       -----------
Earnings (loss) per common share
   Basic and Diluted                                               $      (1.17)      $     (0.37)
                                                                   ------------       -----------
Average common shares outstanding
   Basic and Diluted                                                  3,149,009         2,497,137
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

                   EASTBROKERS INTERNATIONAL INCORPORATED
                          (A DELAWARE CORPORATION)

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED MARCH 31, 1997 AND 1998



                                                                                              Unrealized
                                                                     Retained     Treasury     Loss on
                                                                     Earnings      Stock &     Available   Cumulative
                                                         Paid-in   (Accumulated     Note       for Sale    Translation
                                   Shares   Par Value    Capital      Deficit)    Receivable  Investments  Adjustment      Total
                                 ---------  ---------  -----------  ------------  ----------  -----------  ------------ ------------
Balances, April 1, 1996          1,781,000  $ 89,050   $13,693,733  $   348,782           -            -   $   558,090  $14,689,655
 Issuance of common stock in
  Eastbrokers AG acquisition     1,080,000    54,000     5,346,000            -           -            -             -    5,400,000
 Issuance of common stock in
  Eastbrokers NA acquisition        25,000     1,250        98,750            -           -            -             -      100,000
 Issuance of common stock in
  compensation for services         37,000     1,850       176,400            -           -            -             -      178,250
 Acquisition of treasury stock           -         -             -            -   $(213,750)           -             -     (213,750)
 Net unrealized loss on
  investments                            -         -             -                        -    $(246,794)            -     (246,794)
 Net loss                                -         -             -     (918,611)          -            -             -     (918,611)
 Cumulative translation
  adjustment                             -         -             -            -           -            -    (1,188,899)  (1,188,899)
                                 ---------  ---------   ----------   ----------- ----------    ---------   -----------   ----------
Balances at March 31, 1997
 (as restated)                   2,923,000  $146,150   $19,314,883   $ (569,829)  $(213,750)   $(246,794)  $  (630,809) $17,799,851
 Issuance of common stock
   in private placement            125,000     6,250       716,945            -           -            -             -      723,195
 Retirement of treasury
   stock                           (45,000)   (2,250)     (211,500)           -      213,750           -             -            -
 Issuance of common stock in
   compensation for services        10,000       500        65,480            -            -           -             -       65,980
 Issuance of common stock to
   officer for note receivable      50,000     2,500       297,500            -     (300,000)          -             -            -
 Net unrealized gain on
   investments                           -         -             -            -            -     246,794             -      246,794
 Issuance of common stock in
   private placement             1,227,000    61,350     5,354,619            -            -           -             -    5,415,969
 Exercise of stock options           7,750       388        49,987            -            -           -             -       50,375
 Sale of Subsidiary Stock                                   26,434                                                          (26,434)
 Net loss                                -         -             -   (3,676,607)           -           -             -   (3,676,607)
 Acrued interest on note
  receivable                             -         -             -            -      (13,133)          -             -      (13,133)
 Cumulative translation
  adjustment                             -         -             -            -            -           -    (1,475,152)  (1,475,152)
                                 ---------  ---------   ----------  -----------  -----------   ---------   -----------  -----------
Balances at March 31, 1998       4,297,750  $214,888   $25,614,348  $(4,246,436)  $ (313,133)  $       -   $(2,105,961) $19,163,706
                                 =========  =========  ===========  ===========  ===========   =========   ===========  ===========


               See notes to consolidated financial statements.

                   EASTBROKERS INTERNATIONAL INCORPORATED
                          (A DELAWARE CORPORATION)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    FOR THE YEARS ENDED
                                                                 ---------------------------
                                                                 March 31,        March 31,
                                                                   1998             1997
                                                                 ---------       ----------

                                                                                (As Restated)
Cash flows from operating activities
   Net loss                                                   $(3,676,607)      $  (918,611)

   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Minority interest in subsidiaries                         (351,069)        (105,416)
       Gain on the sale of investment                          (1,025,429)        (884,530)
       Loss on sale of discontinued operations                          -        1,323,083
       Depreciation and amortization                              604,395          274,573
       Deferred taxes                                          (2,305,662)         (69,377)
       Other                                                      104,368          396,209

   Changes in operating assets and liabilities
      Cash and securities segregated for regulatory
       purposes or deposited with regulatory agencies              82,415          (85,696)
      Securities purchased under agreements to resell            (478,305)       6,278,371
      Receivables                                              (3,744,971)       2,041,221
      Securities owned, at value                               (6,443,982)      (3,233,293)
      Other assets and deferred amounts                           827,875         (214,931)
      Payables
         Customers                                              4,353,654       (8,529,846)
         Brokers, dealers and others                            5,208,933           77,726
      Accounts payable and accrued expenses                      (879,123)       1,374,879
                                                               ----------       ----------
Net cash used in operating activities                          (7,723,508)      (2,275,638)
                                                               ----------       ----------

Cash flows from investing activities
   Net proceeds from (payments for)
     Acquisition of net assets of Eastbrokers
        Beteiligungs AG, net of cash acquired                           -       (1,389,577)
     Investments in affiliates                                   (264,036)      (3,619,137)
     Available for sale securities                              2,378,054        6,277,191
     Capital expenditures                                        (289,070)        (503,336)
                                                               ----------       ----------
Net cash provided by investing activities                       1,824,948          765,141
                                                               ----------       ----------
Cash flows from financing activities
   Net proceeds from (payments for)
     Net proceeds from private placements                       6,139,164                -
     Capital contributions by minority interests                        -          304,166
     Short-term borrowings                                     (1,339,183)         568,303
     Securities sold under agreements to repurchase            (1,200,793)       1,200,793
     Proceeds from long-term debt                               1,085,713                -
     Repurchase of common stock                                         -         (213,750)
     Other                                                        102,575                -
                                                               ----------       ----------
Net cash provided by financing activities                       4,787,476        1,859,512
                                                               ----------       ----------
Foreign currency translation adjustment                         1,400,162        1,328,023
                                                               ----------       ----------



               See notes to consolidated financial statements.

                   EASTBROKERS INTERNATIONAL INCORPORATED
                          (A DELAWARE CORPORATION)

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                           March 31,              March 31,
                                                             1998                   1997
                                                           ---------              ---------


   Increase in cash and cash equivalents                       289,078            1,677,038

   Cash and cash equivalents, beginning of period            6,867,624            5,190,586
                                                           -----------          -----------

   Cash and cash equivalents, end of period                $ 7,156,702          $ 6,867,624
                                                           ===========          ===========

   Supplemental disclosure of cash flow information
      Cash paid for income taxes                           $   261,633          $   371,534
                                                           ===========          ===========

      Cash paid for interest                               $   679,265          $    87,795
                                                           ===========          ===========

      Non-cash transactions

          Retirement of treasury stock                     $   213,750          $         -
                                                           ===========          ===========

          Common shares of CEZ and Vodni Stavby, Praha
             received in the disposition of the Hotel
             Fortuna                                       $         -          $ 7,957,012
                                                           ===========          ===========

          Common shares of CEZ and Vodni Stavby, Praha
             transferred in lieu of cash payment for
             debt and accrued interest                     $         -          $ 1,550,508
                                                           ===========          ===========

          Eastbrokers International shares issued for
              acquisition of net assets of Eastbrokers
              Beteiligungs AG                              $         -          $ 5,400,000
                                                           ===========          ===========

          Eastbrokers International shares issued in
              compensation for services                    $    65,980          $   178,250
                                                           ===========          ===========

          Eastbrokers International shares issued for
              acquisition of net assets of Eastbrokers
              North America, Inc.                          $         -          $    90,000
                                                           ===========          ===========



               See notes to consolidated financial statements.

                   EASTBROKERS INTERNATIONAL INCORPORATED
                          (A DELAWARE CORPORATION)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Following is a summary of the effects of the restatement:

                                             AS PREVIOUSLY
                                               REPORTED        AS RESTATED
                                               --------        -----------
   Corporate equities                        $4,253,164        $3,349,684
   Deferred tax asset                           289,938           492,098
   Investments in affiliated companies        7,064,064         8,272,240
   Goodwill                                   2,453,454         1,894,398
   Trading revenues                           1,886,478         1,806,278
   Net loss                                    (866,411)         (918,611)
   Basic and Diluted earnings per share           (0.35)            (0.37)

NOTE 2.   CASH AND SECURITIES SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS

      Cash and securities segregated for regulatory purposes or as deposits with clearing organizations was $119,274 and $986,233 as of March 31, 1997 and 1998, respectively.

NOTE 3.   FINANCIAL INSTRUMENTS

      Financial instruments owned consist of the Company's proprietary trading and investment accounts, securities purchased under agreements to resell, and investments held for resale. The Company's financial instruments, at estimated fair market value, are as follows:

                                               March 31,        March 31,
                                                  1998            1997
                                              -------------    ------------
                                                                   (As
                                                                Restated)
Securities purchased under agreements to
  resell
    Sovereign government debt - Austria       $   887,170      $        --
    Sovereign government debt - Hungary                --          228,965
    Corporate equities - Hungary                       --          179,900
                                              -------------    ------------
                                              $   887,170      $   408,865
                                              -------------    ------------

Securities owned at fair value
    Corporate equities - Austria              $ 6,587,220*     $ 1,305,143
    Corporate equities - Hungary                  410,244               --
    Corporate equities - Czech Republic                --          871,638
    Corporate equities - Slovak Republic           84,074          485,141
    Corporate equities - Poland                   760,552          687,762
    Corporate equities - Other                    143,394               --
                                              -------------    -----------
                                              $ 7,985,484      $ 3,349,684
                                              -------------    -----------

   Sovereign government debt
    Austria                                   $   621,353      $        --
    Hungary                                        71,075               --
                                              -------------    -----------
                                              $   692,428      $        --
                                              -------------    -----------

Available for sale securities
    Corporate equities - Austria              $         --     $    40,321
    Corporate equities - Czech Republic                 --       1,893,115
    Corporate equities - Hungary                        --         189,610
    Corporate equities - Slovak Republic                --         255,008
                                              -------------    -----------

                                              $         --     $ 2,378,054
                                              -------------    -----------

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

NOTE 4.   OFFICE FACILITIES, FURNITURE AND EQUIPMENT

      Office facilities, furniture and equipment are summarized below:

                                   March 31,         March 31,
                                      1998              1998
                                   -----------      -------------

Furniture and equipment            $1,909,179       $1,554,579
Less accumulated depreciation        (766,898)        (628,014)
                                   -----------      -------------
                                   $1,142,281       $  926,565
                                   -----------      -------------

Depreciation expense for the years ended March 31, 1997 and 1998, was $108,915 and $418,804, respectively.

NOTE 5.   BUSINESS ACQUISITIONS

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

      In a capital increase for Eastbrokers Vienna in the fiscal year ended March 31, 1998, the Company purchased 389,925 (out of a total issue of 390,000) for cash, increasing its ownership to 96 percent.

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
                                                   Year Ended
                                                 March 31, 1997
                                                 ---------------
Revenues from continuing operations                  $8,559,786

Net loss from continuing operations                     (14,097)

Net loss per share from continuing operations             (0.01)



NOTE 6.   INVESTMENTS IN AFFILIATED COMPANIES

      INVESTMENT IN WMP BANK AKTIENGESELLSCHAFT

      Through its subsidiary, Eastbrokers Vienna, the Company acquired a 48.1 percent interest in the outstanding capital stock of WMP on August 1, 1996. WMP is a stock broker-dealer and market maker in Vienna, Austria and is licensed as a class B bank under Austrian law. A Class B bank may, at its discretion, conduct any of the normal activities associated with a bank with one major exception; it cannot accept customer deposits. From time to time Eastbrokers Vienna has carried shares of WMP. Accordingly, since August 1996, the Company's ownership of WMP has exceeded 50 percent including WMP shares in its trading portfolio. At December 31, 1996, the Company's aggregate ownership percentage in WMP, including its trading position, was 55 percent. This investment was accounted for using the equity method in the March 31, 1997 financial statements as the Company believed that its control of WMP may likely have been lost as the result of the probable occurrence of certain events that lay outside of its control. In September, 1997 circumstances surrounding these events were resolved such that these events were no longer considered probable of occurrence and the Company deemed its control of WMP was no longer temporary. Accordingly, the Company began consolidating its investment in WMP effective with its third quarter of fiscal 1998 financial statements. For the fiscal year ended March 31, 1998, WMP has been consolidated for the entire year. At December 31, 1997, the Company's aggregate ownership interest in WMP was 52 percent.

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

NOTE 7.   SHORT-TERM BORROWINGS

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

NOTE 8.   LONG-TERM BORROWINGS

      Long-term borrowings consist of the following:

                                                   March 31,        March 31,
                                                     1998             1997
                                                  ------------     ------------

Long-term borrowing arrangement with a
financial institution requiring Note payable
to a finance company, requiring annual
interest payments which cannot exceed the 10
year government bond rate plus 2 percent
(approximately 10.00 percent), principal of
12,000,000 Austrian Schillings, principal
due at maturity on December 31, 2001              $   948,000      $       --

Notes payable to a financial institution
requiring quarterly interest payments
computed at 6.50 percent on a 360 day year,
collateralized by 157,061 shares of WMP
(representing approximately 24 percent of
the Company's WMP shares as of March 31,
1998), principal of 10,000,000 Austrian
Schillings and accrued interest payable in
full on November 30, 2001                             804,308          934,374

Notes payable to financial institutions
requiring quarterly interest payments
computed at varying percentages on a 360 day
year, with varying maturity dates but all
due in 1999                                           267,779            --
                                                  ------------     -----------
                                                   $2,020,087        $934,374
                                                  ------------     ------------

      The scheduled maturities of long-term debt outstanding at March 31, 1998 are summarized as follows: $267,779 in 1999, $0 in 2000, $0 in 2001, $1,752,308
in 2002 and $0 thereafter.

NOTE 9.   COMMITMENTS AND CONTINGENCIES

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

NOTE 10.   SHAREHOLDERS' EQUITY

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

      On February 20, 1998, the Company sold 1,227,000 newly issued units consisting of one share of Common Stock and one Class C Warrant in a private placement for $6,135,000 in cash, or a price of $5.00 per unit (approximately 40 percent below the then current market price as of February 19, 1998.) After deducting offering expenses of $899,031, the Company netted $5,415,969. These units were offered and sold to various accredited investors.

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

      Cumulative translation adjustments include gains or losses resulting from translating foreign currency financial statements from their respective currencies to USD. Increases or decreases in the value of the Company's net foreign investments generally are tax-deferred for U.S. purposes. Certain of the markets in which the Company operates (i.e., Russia, Kazakhstan and Bulgaria) are generally reliant on the "soft" or "exotic" currencies. The Company generally elects not to hedge its net monetary investments in these markets due to the lack of availability of various currency contracts at acceptable costs.

NOTE 11.   STOCK OPTION PLAN

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

      Had compensation cost been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's earnings and earnings per share would have been reduced to the pro forma amounts indicated below:
                                           1998               1997
                                           ----               ----
                                                          (As Restated)
Net loss
       - as reported                 $(3,676,607)       $   (918,611)
       - pro forma                    (3,728,043)         (1,606,135)
Primary and fully diluted
earnings per share
       - as reported                 $     (1.17)       $       (.37)
       - pro forma                         (1.18)               (.64)

      During the fiscal year ended March 31, 1997, an additional 200,000 options were granted outside of the plan at a weighted average exercise price of $10.00 per share and with an expiration date of August 1, 1999. At March 31, 1998 all 235,000 options outstanding were exercisable. The weighted average fair value of the options at the various grant dates was $5.24.

NOTE 12.   RELATED PARTY TRANSACTIONS

     Prior to the sale by the Company of the Hotel Fortuna a.s. (the "Hotel") on October 1, 1996, the Company owned 50.2 percent of the Hotel. Stratego Invest a.s., a broker-dealer and financial consulting company organized under the laws of the Czech Republic, owned 20.6 percent of the Hotel. Stratego Invest a.s. was at that time more than 50 percent owned by Stratego a.s., which was controlled by Ing. Petr Bednarik. Mr. Bednarik was President and CEO of the Company until August 1996. The sales transaction of the Hotel by the Company was arranged by Stratego Invest a.s. For providing services related to the transaction, Stratego Invest a.s. was to have received a commission fee of 1,000,000 CZK (approximately $37,000 USD), however, Stratego Invest a.s. waived its commission related to this transaction.

     In September 1996, Mr. Peter Schmid received from Eastbrokers Vienna 3,511,422 Austrian Schillings (approximately $340,000 USD) for his 49.95 percent ownership interest in Eastbrokers Wertpapiervermittlungs-gesellschaft GmbH ("Eastbrokers GmbH"), an Austrian Securities Brokerage Company with limited liability. The nominal value of these shares was 500,000 Austrian Schillings. Mr. Schmid, former Chairman, President, Chief Executive Officer, and Director of the Company, was also a Director of Eastbrokers GmbH.

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

      As of December 31, 1997, ZE, a 26.27 percent owned subsidiary of General Partners, owned approximately 25 percent of UCP Beteiligungs AG ("UCP AG"), an Austrian holding company. UCP AG, in turn, owns 27.7 percent of a Russian chemical company, UCP AOOT. Shares of UCP AOOT are listed over-the-counter on the Vienna Stock Exchange. WMP is a market maker in the shares of UCP AOOT on the Vienna Stock Exchange. During 1997, WMP facilitated the purchase and sale of several blocks of UCP AOOT shares. As of year end, the Company held approximately 38,000 shares of UCP AOOT as an investment. At this time, the estimated value of these shares was approximately $1,030,270. This amount is reported in the Securities owned at value, Corporate equities section of the financial statements. Subsequent to year end, the Company sold approximately 8,000 shares in 6 separate transactions for approximately $400,000. As of October 26, 1998, the current market price of UCP AOOT shares was approximately $54 per share on the Vienna Stock Exchange. For the fiscal year ended March 31, 1998, the Company recorded, as a charge to earnings, a market value adjustment of approximately ($610,000). Although the UCP AOOT shares are trading at a premium to the original cost basis, the Company wrote down the carrying value of this item based on an independent valuation of UCP AOOT and the uncertainty surrounding the Russian economy.

      Upon acquiring Eastbrokers Beteiligungs AG on August 1, 1996, the Company assumed a receivable in the amount of 7,387,697 ATS (approximately $704,000 USD, at the then current exchange rates) from Peter Schmid. As of December 31, 1997, the receivable increased due to cash advances to 8,046,177 ATS (approximately $635,000 USD, at the then current exchange rates). These cash advances included the U.S. Dollar denominated amount fluctuates based on the foreign currency exchange rate. On May 31, 1998, Mr. Schmid entered into a Non-Negotiable Term
Note in the amount of 8,046,177 Austrian Schillings. This amount is reported in the Receivable from executive officer in the consolidated statement of financial condition. This Note bears interest at 8 percent per annum and matures May 31, 2000. It was collateralized by 150,000 shares of the Common Stock. On October 8, 1998, Mr. Schmid repaid 6,748,111 Austrian Schillings of the total amount due. Mr. Schmid has informed the Company that he intends to repay the remaining outstanding balance by December 31, 1998.

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

      In December 1997, WMP purchased 7,200,000 ATS (approximately $576,000) of 8 percent bonds due April 1, 2000 of ZE. This amount is reported in the Securities owned at value, Corporate equities in the consolidated statement of financial condition. The ZE bonds earn a comparatively higher interest rates (350 basis point above comparable Austrian governmental rates).

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

     In September 1997, Martin A. Sumichrast acquired 50,000 shares of Common Stock at a price of $6.00 per share in exchange for a note payable in the amount of $300,000 to the Company. This amount is recorded in the Note receivable-common stock in the consolidated statement of financial condition. This note bears interest at 8 percent per annum and is due September 15, 1999.

NOTE 13.   INCOME TAXES

      The tax benefit of $640,163 for the year ended March 31, 1998 results primarily from foreign net operating loss carryforwards at the Company's subsidiaries.

      The differences between the tax provision (benefit) calculated at the statutory federal income tax rate and the actual tax provision (benefit) for each period is shown in the table below:

                                             Year Ended       Year ended
                                              March 31,        March 31,
                                                1998             1997
                                             ------------     ------------

Tax benefit at federal statutory rate        $(1,587,065)     $   84,678
State income taxes, net of federal
benefit                                         (244,991)         14,402
Foreign taxes                                    266,411              --
Unrecognized benefit of net operating
losses                                           897,153         697,301
Discontinued operations                               --        (510,975)
Non-taxable income from Slovak
Republic                                              --        (191,515)
Other                                              8,329        (102,196)
                                             -----------      ------------
                                             $  (640,163)     $   (8,305)
                                             ------------     ------------

      The significant components of the Company's deferred tax asset and liability are as follows:
                                                Year Ended         Year ended
                                                 March 31,          March 31,
                                                   1998               1997
                                                ------------      ------------

Unrecognized gain from marketable securities     $  142,633       $  (105,385)
Capital loss carryforward                            45,445                --
Foreign tax credit carryforward                      32,652                --
Other                                                19,428            (5,405)
Net operating loss carryforward                   5,202,856         1,112,193
                                                 ------------     ------------
                                                  5,443,014         1,001,403
      Valuation allowance                        (1,331,492)         (697,301)
                                                 ------------     ------------
                                                  4,111,522           304,102
Eastbrokers AG deferred taxes acquired                   --           187,996
                                                 ------------     ------------

                                                 $4,111,522       $   492,098
                                                 ------------     ------------

      At March 31, 1998, the Company has a U.S. federal net operating loss carryforward of approximately $3,018,000 that may be used against future U.S. taxable income until it expires between the years March 31, 2012 and March 31, 2013. The Company also has a U.S. capital loss carryforward of approximately $118,000 USD that expires March 31, 2002 and a U.S. foreign tax credit carryforward of approximately $33,000 USD that expires between the years March 31, 2010 and March 31, 2013. At December 31, 1997, the Company has an Austrian federal net operating loss carryforward of approximately $11,000,000 USD that has no expiration period.

      The non-taxable income from the Slovak Republic is from privatization activities in which Eastbrokers Vienna was actively involved. This income was received in the fourth quarter of the fiscal year ended December 31, 1996. Distributions of this nature are non-taxable under Slovak Republic regulations.

NOTE 14.   SEGMENT INFORMATION

      Segment information is as follows for the year ended March 31, 1998:

                                       Share of
                                       Income of
                                     Unconsolidated  Identifiable        Net
                         Revenues      Entities         Assets         (Loss)
                       -----------   --------------  ------------   -----------

      Austria          $ 4,152,076   $    32,076     $22,354,754    $  (493,359)
      Czech Republic     1,304,552            -          868,961       (279,568)
      Hungry             2,108,992            -        7,533,072        214,017
      Poland             1,372,325            -        2,529,672         33,585
      Slovak Republic        9,842            -        1,945,028       (428,439)
      United States        218,199            -        8,062,958     (2,746,065)
      Other              1,176,990                     1,137,064         23,222
                       -----------   --------------  ------------   -----------
            Total      $10,342,976   $  (32,076)     $44,431,509    $(3,676,607)
                       -----------   --------------  ------------   -----------

Segment  information  is as  follows  for the  year  ended  March  31,  1997 (As
Restated):

                                       Share of
                                       (Loss) of
                                     Unconsolidated  Identifiable        Net
                         Revenues      Entities         Assets         (Loss)
                       -----------   --------------  ------------   -----------


      Austria          $ 1,433,897   $ (396,209)     $13,023,750   $    165,188
      Czech Republic       656,079            -        2,202,134       (130,214)
      Hungry               387,519            -        2,117,066         56,166
      Poland               921,856            -        2,341,507        (20,705)
      Slovak Republic    1,124,339            -        3,071,805        596,560
      United States      1,161,940            -        9,136,486     (1,606,814)
      Other                 55,845            -           69,981         21,208
                       -----------   --------------  ------------   -----------
            Total      $ 5,741,475  $ (396,209)      $31,962,729   $   (918,611)
                       -----------   --------------  ------------   -----------

NOTE 15.   DISCONTINUED OPERATIONS

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

NOTE 16.   SUBSEQUENT EVENTS  (UNAUDITED)

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

      USCAN FREE TRADE ZONES V. COHIG & ASSOCIATES,  INC. (EBI  SECURITIES),  ET
AL., United States District Court for the Western District of Washington. In March 1997, USCAN Free Trade Zones, Inc. ("USCAN") filed a complaint against EBI Securities and Steve Signer, an employee of EBI Securities, alleging that EBI Securities misled USCAN about the credit worthiness of a third party in connection with an introduction made by Mr. Signer. EBI Securities categorically denies this allegation. USCAN informed EBI Securities that it would be working with a certain third party to secure certain loans on behalf of USCAN which USCAN would then use to open a trading account with EBI Securities. Once EBI Securities learned of the relationship to this third party, it refused to enter into any business arrangements with USCAN as long as the third party was involved due to regulatory problems encountered in prior business dealings with this certain third party. Plaintiff alleges that as a result of Mr. Signer's referral, it lost the ability to obtain a loan and all lost profits that might have resulted. Mr. Signer was dismissed as a defendant is this case due to lack of personal jurisdiction and has received an award of fees. Plaintiff originally sought a judgment of approximately $86,000,000 in compensatory and punitive damages. However, USCAN recently stated in a pleading and during a court deposition taken in October 1998 that its damage claim had been reduced to $332,000. EBI Securities has filed counterclaims for defamation based upon certain false and defamatory representations regarding EBI Securities. The trial had been scheduled to start in January 1999 but the court removed the case from its docket after USCAN filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. In the event that that the case should ever be restored to the active docket for trial, EBI Securities believes it has meritorious defenses and intends to vigorously defend against USCAN's claims as well as aggressively pursue claims against USCAN and two of its officers for defamation, abuse of process, and civil conspiracy.

      FLORIDA DEPARTMENT OF INSURANCE AS RECEIVER FOR UNITED STATES EMPLOYER INSURANCE CONSUMER SELF-INSURANCE FUND OF FLORIDA ("USEC") V. DEBENTURE GUARANTY CORPORATION, ET. AL., United States District Court for the Middle District of Florida. In November, 1995, the plaintiff, USEC, commenced the above entitled action against Debenture Guaranty Corporation ("Debenture") and certain other defendants, including EBI Securities and Steve Signer, an employee of EBI Securities. In 1994, USEC entered into an arrangement whereby USEC lent money to Debenture, and Debenture opened an account in Debenture's name to trade U.S. Treasuries. The note to USEC was in the amount by which the treasuries could be margined. This transaction was allegedly part of a scheme whereby USEC was attempting to inflate its assets for regulatory purposes. Debenture allegedly misappropriated the funds for its own benefit and USEC subsequently failed. Plaintiffs alleged that EBI Securities and Signer aided, abetted and conspired with Debenture to defraud USEC and claimed damages of $11,000,000. After a six week trial held from September 8, 1998, to October 14, 1998, a jury returned a verdict in favor of EBI Securities. Plaintiffs' motion for a new trial was denied. EBI Securities filed a motion seeking recovery of its costs and attorney's fees incurred in connection with defending this action. The Court awarded EBI Securities $12,500 in costs but denied its motion for attorney's fees. Plaintiffs have filed an appeal to the judgment and EBI Securities has cross-appealed the denial of its motion for attorney's fees.

      EURO-AMERICAN INSURANCE COMPANY LTD., ET. AL. V. NATIONAL FAMILY CARE LIFE INSURANCE COMPANY, ET. AL., 191st Judicial District of Dallas County, Texas (the "NFC Litigation"). In April, 1996, National Family Care Life Insurance Company ("NFC") commenced the above action against, among others, EBI Securities and Steve Signer, an employee of EBI Securities. In late 1994 or early 1995, NFC entered into an arrangement with Debenture Guaranty Corporation ("Debenture"), another defendant in the NFC Litigation, whereby NFC lent money to Debenture, and Debenture opened an account in Debenture's name to trade U.S. Treasuries. The note to NFC was in the amount by which the treasuries could be margined. This transaction was allegedly part of a scheme whereby NFC was attempting to inflate its assets for regulatory purposes. Debenture allegedly misappropriated the funds for its own benefit. NFC alleged that EBI Securities and Signer aided, abetted and conspired with Debenture in allegedly defrauding Plaintiff. NFC has reduced its damages demand from approximately $11,500,000 to $1,100,000. This case is related to the USEC litigation, described above, which also involves a claim of fraud against Debenture. EBI Securities believes it has meritorious defenses and intends to vigorously defend against NFC's claims. The case is presently scheduled for trial in October 1999.

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

      JACK G. LARSEN, AS RECEIVER FOR SOUTHWEST INCOME, TRUST ADVANTAGE INCOME TRUST AND INVESTORS TRADING TRUST V. COHIG AND ASSOCIATES, INC. ET AL., Maricopa County Superior Court, Arizona, Case No. CV 98-20281. Plaintiff commenced this action against EBI Securities and one of its brokers in December 1998 (and process was served on EBI Securities in January 1999) seeking damages in excess of $8 million dollars against EBI Securities as well as an accounting of funds allegedly in possession of EBI Securities. Plaintiff, who apparently has been appointed receiver for three trusts, alleges that customer accounts established at EBI Securities by third parties contained funds that actually belonged to the Trusts, and that EBI Securities negligently failed to supervise its employees, in failing to determine that the third parties' trading activities, which allegedly resulted in significant trading losses, were in violation of the terms of agreements between the third parties and the Trusts. Plaintiff also contends that EBI Securities has in its possession and has wrongfully refused to return approximately $270,000 belonging to the Trusts. EBI Securities has filed a Motion to Compel Arbitration and a Motion to Dismiss for Lack of Subject Matter Jurisdiction. A court hearing on these two motions is presently scheduled for May 20, 1999. EBI Securities believes that it has meritorious defenses and intends to vigorously defend against Plaintiff's claims.

      In addition to the litigation described above, the Company, through its subsidiaries, is involved in various legal actions and claims arising in the ordinary course of business. Management believes that each of such matters will be resolved without material adverse effect on the Company's financial condition or operating results.

      In June 1998, the Company's largest European subsidiary, WMP, successfully raised 60 million Austrian Schillings (approximately $4,800,000 USD) in a bond offering. The Company intends to utilize these proceeds to enhance and further develop its European trading activities. The bonds were issued in denominations of 10,000 Austrian Schillings (approximately $800 USD at the then current exchange rates), bear an annual interest rate of 7.5 percent, payable at maturity, and mature in June 2002. In December 1998, the Company redeemed approximately 42 million Austrian Schillings of these bonds. The Company intends to redeem the remaining bonds in the future.

      In June 1998, the Company sold a 73.55 percent interest in Eastbrokers Prague a.s. for 15 million Austrian Schillings (approximately $1,200,000 USD at the then current exchange rate). The net assets related to this transaction are presented in the accompanying balance sheet as "Net assets held for sale."

      In November 1998, the Company sold 10 newly issued units consisting in the aggregate of $1,100,000 in 7 percent Convertible Debentures and Series C Warrants to purchase 125,000 shares of Common Stock..

      In December 1998, Eastbrokers sold its subsidiary, Eastbrokers Budapest Rt. for HUF 217,000,000 (approximately $1,000,000). The Company continues to have a working relationship with the buyer and maintains a presence through its relationship with the buyer.

      In January 1999, the Company sold 125,000 shares of Common Stock for a total offering price of $500,000 or $4.00 per share.

      In February 1999, the Company's Austrian subsidiary WMP Bank AG, purchased a forty-nine (49%) percent equity interest in Stratego Invest a.s. Prague, a Czech securities and investment firm. The purchase price was valued at approximately $2.9 million USD at the then current exchange rates. The book value of Stratego Invest at the time of purchase was approximately 190 million Czech koruna, or approximately $6.1 million USD at the then current exchange rates.

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

      In February 1999, Martin A. Sumichrast sold 50,000 share of Common Stock acquired in September 1997 with a promissory note. Proceeds from such sale were used to repay the note.

      In March 1999, Eastbrokers issued the 10% Note due 2003. Holders of the 10% Notes have the right to convert their Notes into shares of Common Stock at $5.75 per share. Proceeds of the Notes were used to redeem the 7% Convertible Debentures.

      In April 1999, Eastbrokers signed a joint venture agreement with CyberRealm, Inc., a website development firm, to jointly own and develop EBonlineinc.com, a newly established subsidiary. EBonlineinc.com is owned seventy percent by Eastbrokers and thirty percent by CyberRealm, Inc. Under the terms of the joint venture agreement, Eastbrokers will provide $300,000 in initial funding and CyberRealm will provide $200,000 in developmental costs.

      EBonlineinc.com is an internet based service (www.Ebonline.com) that will allow domestic and internationally based companies to post their businesses, match with buyers and sellers and have access to the investment banking and securities network of the Company. Eastbrokers believes that EBonlineinc.com will have potentially three revenue streams: monthly membership fees, consulting income and banner advertising income. Eastbrokers intends to begin marketing the Website in May 1999 in international print media and major search engines on the internet.

NOTE 17.   RECENT ACCOUNTING PRONOUNCEMENTS

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

      In June 1998, the FASB issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. At this time, the Company does not believe that this statement will have a significant impact on the Company.

NOTE 18.    SIGNIFICANT ESTIMATES

      As part of the preparation of its fiscal 1998 financial statements, the Company has made several valuation estimates. Such estimates could be impacted by changes in facts and circumstances in the near term. Such changes, if they occur, could have a significant effect on the Company's financial position and results of operations. The net amounts recorded related to these estimates are summarized as follows:

o An approximate $1 million receivable from a Serbian financial institution related to the Company selling its creditor position with a bankrupt company. This amount is included in financial institution receivable in the accompanying 1998 balance sheet.

o An approximate $1 million investment in the shares of UCP AOOT (See Note 12), a Russian chemical company. This amount is included in securities owned - corporate equities in the accompanying 1998 balance sheet.

o An approximate $724,000 receivable related to a repurchase agreement and the related shares of Vodni Stavby, a.s. This amount is included in other receivables in the accompanying 1998 balance sheet.

ITEM 13.     EXHIBITS, LIST AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

         Exhibit Number           Description
         --------------           -----------

            27                    Financial Data Schedule


        (b)  Not applicable.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EASTBROKERS INTERNATIONAL INCORPORATED
        (Registrant)



By: /S/ Martin A. Sumichrast
    ----------------------------------------------------            May 24, 1999
              Martin A. Sumichrast
Chairman, President, Chief Executive Officer and Director


            In accordance with the Exchange Act, this amendment to report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /S/ Martin A. Sumichrast
    ----------------------------------------------------            May 24. 1999
              Martin A. Sumichrast
Chairman, President, Chief Executive Officer and Director



   /s/ Kevin D. McNeil                                              May 24, 1999
   -----------------------------------------------------
                 Kevin D. McNeil
Vice President, Secretary, Treasurer and Chief Financial Officer
            (Principal Financial and Accounting Officer)

   /s/ Michael Sumichrast, Ph.D                                     May 24, 1999
   ------------------------------------------------------
            Michael Sumichrast, Ph.D.
                    Director



   /s/ Wolfgang Kossner                                             May 24, 1999
   ------------------------------------------------------
                Wolfgang Kossner
                    Director




   /S/ Jay R. Schifferli
  --------------------------------------------------------          May 24, 1999
                Jay R. Schifferli
                    Director

                                 EXHIBIT INDEX
                                 -------------


         Exhibit Number           Description
         --------------           -----------

            27                    Financial Data Schedule