Form 10QSB/A
period 1998-12-31
EASTBROKERS INTERNATIONAL INC
filed 1999-05-25
CIK 899627

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   -------------------------------------------

                               FORM 10-QSB/A NO. 1

                   -------------------------------------------

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   -------------------------------------------

                         Commission file number 0-26202

                     EASTBROKERS INTERNATIONAL INCORPORATED
        (Exact Name Of Small Business Issuer As Specified In Its Charter)
                   -------------------------------------------

           DELAWARE                                    52-1807562
(State Or Other Jurisdiction Of           (I.R.S. Employer Identification No.)
Incorporation Or Organization)

          15245 SHADY GROVE ROAD, SUITE 340, ROCKVILLE, MARYLAND 20850
                    (Address Of Principal Executive Offices)

                                 (301) 527-1110
                (Issuer's Telephone Number, Including Area Code)
                   -------------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Transitional Small Business Disclosure Format:  Yes |_|     No  |X|

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on February 16, 1999, was 5,157,250.


================================================================================

                     EASTBROKERS INTERNATIONAL INCORPORATED





                                EXPLANATORY NOTE

   The undersigned registrant hereby amends portions of Item 1, Financial Statements, of its Form 10-QSB for the Quarter ended December 31, 1998




                                                                            PAGE
   PART I -- FINANCIAL INFORMATION
      Item 1. Financial Statements
        Historical Financial Statements
          Consolidated Statement of Financial Condition....................   2
          Consolidated Statements of Operations
            Quarterly and the Nine Month Periods Ended December 31, 1998
            and 1997.......................................................   3
          Consolidated Statements of Comprehensive Income
            Quarterly and the Nine Month Periods Ended December 31, 1998
            and 1997.......................................................   4
          Consolidated Statements of Cash Flows for the Nine Months Ended
          December 31, 1998 and 1997.......................................   5
          Notes to Consolidated Financial Statements.......................   7
      Item 2. Management's Discussion and Analysis or Plan of Operation....  15
   PART II -- OTHER INFORMATION
      Item 6. Exhibits and Reports on Form 8-K.............................  24
      Signature............................................................  25

                           EASTBROKERS INTERNATIONAL INCORPORATED
                                  (A DELAWARE CORPORATION)
                       CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                               DECEMBER 31,
                                                        -----------------------
                                                                 1998
                                                                 ----
                                                              (UNAUDITED)
ASSETS
   Cash and cash equivalents                                 $  2,553,876
   Cash and securities segregated for regulatory
     purposes or deposited with clearing organizations             98,252
   Securities purchased under agreements to resell              1,539,042
   Receivables
     Customers                                                    192,214
     Broker dealers and other                                   7,665,155
     Affiliated companies                                       1,743,204
     Other                                                     15,534,169
   Securities owned, at value
     Government and agencies                                    5,737,766
     Equities and other                                        16,795,918
   Buildings, furniture and equipment, at cost
    (net of Accumulated depreciation and
    amortization of $1,039,936)                                 1,619,618
   Deferred taxes                                               4,393,088
   Investments held for resale                                    175,787
   Investments in affiliated companies                            210,807
   Goodwill                                                     2,777,169
   Other assets and deferred amounts                              480,467
                                                            -------------
       Total Assets                                         $  61,516,532
                                                            =============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Short-term borrowings
     Lines of credit                                        $   2,907,010
     Affiliated companies                                       1,419,569
     Other                                                      1,738,647
   Bonds payable                                                  368,076
   Securities loaned                                            4,187,159
   Payables
     Customers                                                  4,307,010
     Broker-dealers and other                                   7,236,720
   Accounts payable and accrued expenses                        1,659,545
   Other liabilities and deferred amounts                         926,064
                                                            -------------
                                                               24,739,800
   Long-term borrowings                                         9,387,714
                                                            -------------
       Total liabilities                                       34,127,514
                                                            -------------
   Minority interest in consolidated subsidiaries               7,884,482
                                                            -------------

   Commitments and contingencies

   Shareholder' equity
     Preferred stock; $.01 par value; 10,000,000
       shares authorized; no shares issued and
       outstanding at December 31, 1998                                 -
    Common stock; $.05 par value; 10,000,000
       shares authorized; 4,767,750 shares issued
       and outstanding at December 31, 1998                       238,388
    Paid-in capital                                            27,940,848
    Retained earnings (accumulated deficit)                    (7,257,711)
    Note receivable - common stock                               (331,704)
    Accumulated other comprehensive income                     (1,085,285)
                                                            -------------
      Total shareholders' equity                               19,504,536
                                                            -------------
      Total Liabilities and Shareholders' Equity            $  61,516,532
                                                            =============

                 See notes to consolidated financial statements.


                           EASTBROKERS INTERNATIONAL INCORPORATED
                                  (A DELAWARE CORPORATION)
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                        FOR THE QUARTERLY PERIOD      FOR THE NINE MONTHS
                                           ENDED DECEMBER 31,         ENDED DECEMBER 31,
                                        --------------------------  ------------------------
                                           1998          1997          1998         1997
                                        ------------  ------------  -----------  -----------
                                               (UNAUDITED)                (UNAUDITED)
Revenues
  Commission                          $  3,625,667   $   631,131   $ 8,237,084  $ 1,615,510
  Fees                                   1,443,299        45,685     2,146,639      380,951
  Interest and dividends                   444,175       166,479       846,381      394,675
  Principal transactions, net
    Trading                                268,008       371,766     2,657,607    2,042,612
    Investment                              88,077      (259,555)      231,440      380,717
  Gain on sale of interest in
   subsidiary                                    -             -     1,312,057            -
  Other                                    749,653       397,876     1,542,668      779,410
  Equity in earnings of unconsolidated
   affiliates                               54,988        21,441        54,988     (117,832)
                                        ------------  ------------  -----------  ------------

      Total revenues                     6,683,867     1,374,823    17,028,864    5,476,043
                                        ------------  ------------  -----------  ------------

Costs and expenses
  Compensation and benefits              4,323,418       467,355    10,687,266    1,803,672
  Interest                                 230,854        35,724       335,116      173,560
  Brokerage, clearing, exchange fees
   and other                                84,308        57,648     1,324,647      575,661
  Occupancy                                499,012       209,067     1,302,584      621,601
  Office supplies and expenses             326,626       151,000     1,001,600      364,378
  Communications                           537,555        92,726     1,314,265      340,290
  Legal fees                               196,618        46,323       818,009      122,441
  Consulting fees                          277,626       192,782       887,787    1,020,189
  Travel                                   154,985       125,656       472,013      400,454
  General and administrative               218,744       154,811     1,088,917    1,207,957
  Depreciation and amortization            166,736       171,939       355,774      375,099
                                        ------------  ------------  -----------  ------------

      Total costs and expenses           7,016,482     1,705,031    19,587,978    7,005,302
                                        ------------  ------------  -----------  ------------

Loss before provision for income taxes
  and Minority interest in earnings
  of subsidiaries                         (332,615)     (330,208)   (2,559,114)  (1,529,259)
Provision (benefit) for income taxes       446,676       120,533      (218,757)      93,614
Minority interest in earnings of
subsidiaries                               (60,422)      108,415      (233,402)     237,138
                                        ------------  ------------  -----------  ------------

Net income (loss)                          $53,639     $(101,260)   $(3,011,273) $(1,198,507)
                                        ============  ============  ===========  ============

Weighted average number of shares
 outstanding                             4,767,750     3,063,000     4,595,202    3,063,000
                                        ============  ============  ===========  ============

Basic and diluted earnings per share         $0.01       $(0.03)        $(0.66)      $(0.39)
                                        ============  ============  ===========  ============

                      See notes to consolidated financial statements.

                           EASTBROKERS INTERNATIONAL INCORPORATED
                                  (A DELAWARE CORPORATION)
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                        FOR THE QUARTERLY PERIOD       FOR THE NINE MONTHS
                                           ENDED DECEMBER 31,          ENDED DECEMBER 31,
                                        -------------------------    -------------------------
                                           1998          1997          1998           1997
                                        ------------  -----------    ---------      ----------
                                                (UNAUDITED)               (UNAUDITED)
Net income (loss)                       $  53,639     $(101,260)    $(3,011,273)   $(1,198,507)

   Other comprehensive income (loss)
     Foreign currency translation
      adjustments                       2,024,309      (239,875)      1,925,988     (1,493,874)
     Unrealized holding losses                 -        954,110               -        246,794
     Less:  recovery of unrealized
      holding losses                           -       (954,110)              -       (246,794)
                                        ------------  -------------- -------------- -------------
Comprehensive income (loss)             $2,077,948    $(341,135)     ($1,085,285)   $(2,692,381)
                                        ============  ============== ============== =============



                           EASTBROKERS INTERNATIONAL INCORPORATED
                                  (A DELAWARE CORPORATION)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          FOR THE NINE MONTHS
                                                           ENDED DECEMBER 31,
                                                    ---------------------------------
                                                          1998             1997
                                                    -----------------  --------------
                                                              (UNAUDITED)

Cash flows from operating activities
   Net income (loss)                                $  (3,011,273)   $   (1,198,507)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Minority interest in earnings of
        subsidiaries                                      233,402          (237,138)
       Depreciation and amortization                      355,774           528,751
       Deferred taxes                                     384,470           (49,423)
       Gain on sale of interest in subsidiary          (1,312,057)                -
       Equity in earnings (loss) of
        unconsolidated affiliates                         (54,988)          117,832

   Changes in operating assets and liabilities
       Cash and securities segregated for
          regulatory purposes or deposited with
          regulatory agencies                             887,981           (29,425)
       Securities purchased under agreements to
          resell                                         (651,872)       (1,527,970)
       Receivables
          Customers                                     4,627,744         5,877,718
          Brokers, dealers and others                  (3,260,547)       (1,001,262)
          Affiliated companies                            543,073        (2,005,968)
          Other                                        (9,120,268)       (4,073,651)
       Securities owned, at value                      (13,855,772)         676,602
       Other assets                                       (86,149)         (323,700)
       Payables
          Customers                                    (1,098,454)          365,189
          Brokers, dealers and others                   1,067,561         5,151,384
      Accounts payable and accrued expenses               594,443        (2,957,979)
                                                    ---------------  ----------------
Net cash used in operating activities                  (23,756,932)        (687,547)
                                                    ---------------  ----------------

Cash flows from investing activities
   Net proceeds from (payments for)
      Net cash acquired - EBI Securities                  970,056                 -
      Investments in affiliates                                 -          (896,688)
      Sale of interest in subsidiary                    1,180,500
      Investments held for resale                         693,173                 -
      Purchases of furniture and equipment               (689,446)         (280,855)
                                                    ---------------  ----------------

Net cash provided by (used in) investing
 activities                                             2,154,283           877,364
                                                    ---------------  ----------------

Cash flows from financing activities
   Net proceeds from (payments for)
      Net proceeds from private placement                       -           725,000
      Securities loaned                                 4,187,159                 -
      Short-term financings                             2,092,219        (1,795,888)
      Short-term borrowings from affiliated
      companies                                         1,738,647          (823,113)
      Other long-term debt                              7,367,627        (3,467,854)
                                                    ---------------  ----------------
Net cash provided by financing activities              15,385,652        (3,467,854)
                                                    ---------------  ----------------
Foreign currency translation adjustment                 1,614,171        (1,351,177)
                                                    ---------------  ----------------
Increase (decrease) in cash and cash equivalents       (4,602,826)       (4,629,214)
Cash and cash equivalents, beginning of period          7,156,702         7,255,793
                                                    ===============  ================
Cash and cash equivalents, end of period            $   2,553,876    $    2,626,579
                                                    ===============  ================


                                                          FOR THE NINE MONTHS
                                                           ENDED DECEMBER 31
                                                    ---------------------------------
                                                          1998             1997
                                                    -----------------  --------------
                                                              (UNAUDITED)

Supplemental disclosure of cash flow information
   Cash paid for income taxes                       $           -    $            -
                                                    ===============  ================
   Cash paid for interest                           $     335,116    $      173,560
                                                    ===============  ================

Non cash transactions
   Eastbrokers International shares issued as
     part of EBI Securities Corporation
     acquisition                                    $   2,350,000    $            -
                                                    ===============  ================


                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE QUARTERLY PERIOD AND NINE MONTHS ENDED DECEMBER 31, 1998

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE QUARTERLY PERIOD AND NINE MONTHS ENDED DECEMBER 31, 1998

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

         FISCAL YEAR-END

   The fiscal year-end of Eastbrokers International Incorporated and its U.S. subsidiaries other than EBI Securities is March 31. At the time of the Company's acquisition of EBI Securities in May 1998, the fiscal year end of EBI Securities was September 30. The Company intends to change the fiscal year of EBI Securities to match the year-end of the parent company effective March 31, 1999.

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

                  EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE QUARTERLY PERIOD AND NINE MONTHS ENDED DECEMBER 31, 1998

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

         COMMISSIONS

   Commissions and related clearing expenses are recorded on a trade date basis as securities transactions occur.

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

                  EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE QUARTERLY PERIOD AND NINE MONTHS ENDED DECEMBER 31, 1998

                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION

   In October 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

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

         GOODWILL

   Goodwill is amortized on a straight-line basis over periods from 5 to 25 years and is periodically evaluated for impairment on an undiscounted cash flow basis.

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

                  EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE QUARTERLY PERIOD AND NINE MONTHS ENDED DECEMBER 31, 1998

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

                  EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE QUARTERLY PERIOD AND NINE MONTHS ENDED DECEMBER 31, 1998

                                   (UNAUDITED)


4.   SHORT-TERM BORROWINGS (CONTINUED)

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

                  EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE QUARTERLY PERIOD AND NINE MONTHS ENDED DECEMBER 31, 1998

                                   (UNAUDITED)

8.    SUBSEQUENT EVENTS

   In June 1998, the Company's largest European subsidiary, WMP, successfully raised 60 million Austrian Schillings (approximately $4,800,000 USD) in a bond offering. The Company originally intended to utilize these proceeds to enhance and further develop its European trading activities. The bonds were issued in denominations of 10,000 Austrian Schillings (approximately $800 USD at the then current exchange rates), bear an annual interest rate of 7.5 percent, payable at maturity, and mature in June 2002. In December 1998, the Company redeemed approximately 42 million Austrian Schillings of these bonds. The Company intends to redeem the remaining bonds in the future.

   On November 25, 1998, Eastbrokers sold 10 newly issued units in a private placement consisting in the aggregate of $1,100,000 in 7 percent Convertible Debentures (the "7% Convertible Debentures") and Class C Common Stock Purchase Warrants to purchase 125,000 shares of Common Stock. The 7% Convertible Debentures were redeemed in March 1999 from a portion of the proceeds of the offering related to the issuance of the 10% Notes (as defined below).

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

   In February, 1999, the Company filed a registration statement on Form SB-2 covering the resale of certain

                  EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE QUARTERLY PERIOD AND NINE MONTHS ENDED DECEMBER 31, 1998

                                   (UNAUDITED)

8.    SUBSEQUENT EVENTS (CONTINUED)

   securities held by various selling stockholders.

   In March, 1999, the Company issued 10% Convertible Promissory Notes due 2003 (the "10% Notes") in an aggregate principal amount of $1,350,000. Holders of the Notes have the right to convert their 10% Notes into shares of common stock at $5.75 per share. A portion of the proceeds of the Notes was used to redeem the 7% Convertible Debentures.

   In April, 1999, the Company signed a joint venture agreement with CyberRealm, Inc., a website development firm, to jointly own and develop EBonlineinc.com, a newly established subsidiary. EBonlineinc.com is owned is owned seventy percent by the Company and thirty percent by CyberRealm, Inc. Under the terms of the joint venture agreement, the Company will provide $300,000 in initial funding and CyberRealm will provide $200,000 in developmental costs.

   EBonlineinc.com is an internet based services (WWW.EBONLINE.COM) that will allow domestic and internationally based companies to post their businesses, match with buyer and sellers and have access to the investment banking and securities network of the Company. The Company believes that EBonlineinc.com will have potentially three revenue streams: monthly membership fees, consulting income and banner advertising income. The Company intends to begin marketing the Website in May, 1999 in international print media and major search engines on the internet.

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

      The Company reported consolidated net income of $53,639, for the quarterly period ended December 31, 1998, and a consolidated net loss of $3,011,273, for the nine month period ended December 31, 1998, compared to a consolidated net loss of $101,260 for the quarterly period ended December 31, 1997, and a consolidated net loss of $1,198,507, for the nine month period ended December 31, 1997.

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

      On December 31, 1998, the Company had total assets of $61,516,532, and total liabilities of $34,127,514, compared to $40,424,733, and $14,833,076, respectively, on December 31, 1997. As of the date of this filing, the Company believes that it has adequate liquidity to meet its current obligations. However, no assurances can be made as to the Company's ability to meet its cash requirements in connection with any expansion of the Company's operations or any possible business combinations.

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

      As a broker/dealer in securities, the Company will periodically acquire positions in securities on behalf of its clients. As disclosed in "Note 2 - Financial Instruments", the Company has title to various financial instruments in the countries in which it operates. Certain of these investments may be characterized as relatively illiquid and potentially subject to rapid fluctuations in liquidity. Those securities are classified as "available for sale securities".

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

                          PART II -- OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

         Exhibit Number           Description
         --------------           -----------

            27                    Financial Data Schedule


        (b)  Not applicable.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.


EASTBROKERS INTERNATIONAL INCORPORATED
           (Registrant)



By: /s/ Kevin D. McNeil
   ----------------------------------------------
                 Kevin D. McNeil
Executive Vice President, Treasurer, Secretary,
           and Chief Financial Officer

Dated:  May 24, 1999

                                  EXHIBIT INDEX

         Exhibit Number           Description
         --------------           -----------

            27                    Financial Data Schedule