Form 10KSB
period 1999-03-31
EASTBROKERS INTERNATIONAL INC
filed 1999-07-02
CIK 899627

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                          Common Stock, $.05 par value
                                Class A Warrants
                                Class C Warrants

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

State issuer's revenues for its most recent fiscal year:  $32,951,480.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the bid and ask price of such common equity on June 28, 1999 was approximately $9,430,000.

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on June 28, 1999 was 5,206,750.

Transitional Small Business Disclosure Format:  Yes  |_|     No  |X|


================================================================================

                     EASTBROKERS INTERNATIONAL INCORPORATED


                              INDEX TO FORM 10-KSB


                                                                            PAGE
                                     PART I

Item   1.         Description of Business...................................  3
Item   2.         Description of Property................................... 12
Item   3.         Legal Proceedings......................................... 12
Item   4.         Submission of Matters to a Vote of Security Holders....... 12


                                     PART II

Item   5.  Market for Common Equity and Related Stockholder Matters......... 13
Item   6.  Management's Discussion and Analysis or Plan of Operation........ 15
Item   7.  Financial Statements
             Historical Financial Statements
             Independent Auditors' Report................................... 21
             Consolidated Statements of Financial Condition................. 22
             Consolidated Statements of Operations.......................... 23
             Consolidated Statements of Comprehensive Income................ 23
             Consolidated Statements of Changes in Shareholders' Equity..... 24
             Consolidated Statements of Cash Flows.......................... 25
             Notes to Consolidated Financial Statements..................... 27
Item  8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 40


                                    PART III

Item   9.  Directors   and   Executive  Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act....... 41
Item 10.   Executive Compensation........................................... 43
Item 11.   Security Ownership of Certain Beneficial Owners and Management... 46
Item 12.   Certain Relationships and Related Transactions................... 47
Item 13.   Exhibits, List  and Reports on Form 8-K.......................... 49
Signatures.................................................................. 50

                                     PART I


                             DESCRIPTION OF BUSINESS

GENERAL

   SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

      This Prospectus contains forward-looking statements. These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "budgeted," "anticipate," "project," "estimate," "expect," "may," "believe," "potential" and similar statements are intended to be among the statements that are forward looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of the date hereof.

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution our readers that a variety of factors could cause the actual results of Eastbrokers to differ materially from the anticipated results or other expectations expressed in Eastbrokers' forward-looking statements. These risks and uncertainties, many of which are beyond Eastbrokers' control, include, but are not limited to:

o    transaction volume in the securities markets;

o    the volatility  of the securities markets, fluctuations in  interest rates;

o changes in regulatory requirements which could affect the cost of doing business, fluctuations in currency rates;

o    general economic conditions, both domestic and international;

o    changes in the rate of inflation and related impact on securities markets;

o competition from existing financial institutions and other new participants in the securities markets;

o significant and rapid changes in technology which could negatively affect our internet related projects;

o legal developments affecting the litigation experience of the securities industry;

o changes in federal and state tax laws which could affect the popularity of products sold by Eastbrokers; and

o those risks and uncertainties set forth under the caption "Risk Factors" on page 10 and in Eastbrokers' filings with the SEC.

      Eastbrokers undertakes no obligation to release publicly any revisions to the forward looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

   IMPORTANT TERMS

      We use the following terms to identify various companies or groups of companies. These terms help to simplify the presentation of information in this Prospectus.

      EASTBROKERS  refers  to  Eastbrokers   International   Incorporated  only.
Eastbrokers is the issuer of the publicly traded common stock covered hereby.

      EASTBROKERS GROUP, we, us, or our refers collectively to Eastbrokers and its subsidiaries.

      EASTBROKERS VIENNA refers to Eastbrokers Beteiligungs AG and its European subsidiaries.


BACKGROUND

      Eastbrokers International Incorporated ("Eastbrokers") was incorporated in the State of Delaware on January 20, 1993, as the Czech Fund. Eastbrokers' initial goal was to take advantage of the rapid growth in business opportunities arising from the privatization of the newly-democratized Czech Republic by merging with or acquiring Czech businesses. From 1993 through 1996, Eastbrokers held an interest in a Czech hotel and an interest in a Czech department store.

      In 1996, we re-evaluated our business strategy and, after considering a variety of investment opportunities, acquired Eastbrokers Vienna. Eastbrokers
Vienna is an Austrian brokerage company with offices throughout Central and Eastern Europe. This transaction enhanced our prospects by both providing us with a vehicle to implement our acquisition strategy and extend our opportunities beyond the Czech Republic to the entirety of Central and Eastern Europe. Thereafter, our name was changed to Eastbrokers International Incorporated, our present name.

      Eastbrokers is primarily a holding company for thirteen subsidiaries and affiliates which are directly and indirectly owned. Nine of Eastbrokers' subsidiaries and affiliates are incorporated and located in Central and Eastern Europe. Eastbrokers also owns 100 percent of EBI Securities Corporation ("EBI Securities"), 100 percent of EBI Leasing Corporation, 92 percent of Eastbrokers North America Inc. ("Eastbrokers NA") and 70 percent of EBonlineinc.com. Most of Eastbrokers' subsidiaries and affiliates are engaged in the investment banking, broker-dealer, consulting, advisory and securities business. The principal strategic objective of the Eastbrokers Group has been to establish controlling ownership of independent broker-dealers located primarily in Central and Eastern Europe and to create a network that provides access to emerging market investment opportunities in Central and Eastern Europe. In fiscal year 1998, this objective was expanded to include establishing controlling ownership of independent broker-dealers in the United States.

CURRENT OPERATIONS

      Through Eastbrokers Vienna, the Eastbrokers Group provides financial services in Central and Eastern Europe. Eastbrokers Vienna's primary business is to provide its customers with stock brokering and investment banking services. Eastbrokers Vienna conducts business through its head office in Vienna, Austria and in its subsidiary and affiliate offices located in (a) Klagenfurt, Austria,
(b) Almaty, Kazakhstan, (c) Prague, Czech Republic, (d) Ljubljana, Slovenia, (e) Zagreb, Croatia, (f) Warsaw, Poland and (g) Baku, Azerbaijan. Although the Eastbrokers Group sold its operations in Budapest, Hungary, the Eastbrokers Group continues to have a working relationship with the buyer. Through its subsidiaries and affiliate offices, the Eastbrokers Group is a member of the Vienna Stock Exchange, the Budapest Stock Exchange, the Zagreb Stock Exchange, the Ljubljana Stock Exchange, the Central Asian Stock Exchange, and the Warsaw Stock Exchange. Eastbrokers Vienna also owns 51 percent of WMP Bank AG (formerly WMP Borsenmakler AG) ("WMP"), a publicly-held Austrian investment banking and brokerage firm. Due to the continued decline in the Czech Republic markets and recurring operating losses generated through its subsidiary office located in Prague, Czech Republic, the Eastbrokers Group determined that it was in the best interest of the Eastbrokers Group and shareholders to dispose of this operation.
73.55 percent of the Eastbrokers Group interest in this subsidiary was sold in June 1998.

      Eastbrokers Vienna's brokerage, trading and market making business generated approximately 10 percent of all the Eastbrokers Group revenues for fiscal year ended March 31, 1999 and 41 percent of all of the Eastbrokers Group revenues for the fiscal year ended March 31, 1998. The percentage decline in fiscal 1999 was largely due to the added revenue generated from EBI Securities. Eastbrokers Vienna conducts its sales activities as principal and agent on behalf of its clients. Eastbrokers Vienna primarily distributes and trades Central and Eastern European equity securities and to a lesser degree, debt securities. Eastbrokers Vienna, through WMP, actively makes a market in more than 800 debt and equity securities on the Vienna Stock Exchange. For the fiscal year ended March 31, 1999, EBI Securities generated approximately 48 percent of the Eastbrokers Group consolidated revenue.

      Eastbrokers Vienna is also a Central and Eastern European investment banking firm which provides advice to, and raises capital for, Central and Eastern European companies. Eastbrokers Vienna provides advisory services on key strategic matters such as mergers, acquisitions, privatizations, joint ventures as well as long range financial planning. Eastbrokers Vienna seeks to raise capital for its investment banking clients from institutional and commercial investors in Western Europe. Since 1993, Eastbrokers Vienna has assisted with over twenty-five investment banking transactions.

      The Eastbrokers Group acquired 90 percent of Eastbrokers NA in March 1997. On January 4, 1999, Eastbrokers NA request to withdraw its registration as a broker-dealer with the SEC and a member of the National Association of Securities Dealers ("NASD") was approved. The office space previously occupied by Eastbrokers NA has been converted into a branch office of EBI Securities.

      In October 1997, we announced our intention to establish a full service brokerage operation in Kiev, Ukraine subject to obtaining the required regulatory approvals. Due to the overall instability in the region caused by the economic crisis in Asia and potential currency problems in Russia, we decided to continue our evaluation of this market and will delay this expansion until such time as we feel the expansion is economically viable.

      On February 20, 1998, we consummated a private placement. Under the terms of this private placement, we sold 1,227,000 units at $5.00 per unit, with each unit consisting of one share of Eastbrokers' Common Stock, and one Class C Common Stock purchase warrant with an exercise price of $7.00 per share. After expenses related to this private placement, Eastbrokers received approximately $5,400,000. As provided by the terms of the Class A and Class B warrants outstanding at the time of this private placement, we also announced certain adjustments relating to the pricing of its Class A and Class B warrants. In conjunction with this private placement, we announced a 1-for-5 reverse split of its Class A and Class B warrants with corresponding changes in the number of warrants required for exercise. This reverse split was in proportion to the 1-for-5 reverse split of the Common Stock in September 1996 and caused each warrant again to be exercisable for one share of Common Stock. The effect of these changes resulted in a total of 1,101,000 Class A warrants outstanding with an exercise price of $18.00 per share and 250,000 Class B warrants outstanding with an exercise price of $19.00 per share as of March 31, 1998.

      During April 1998, the Eastbrokers Group announced that a consortium in which the Eastbrokers Group was participating was awarded the management contract for Polish National Investment Fund #9. This consortium consisted of the Eastbrokers Group, Tonlor Finance, a Polish finance and investment company based in Warsaw, and General Partners AG, an Austrian investment and holding company. Subsequent to the signing of the preliminary management agreement but prior to the signing and ratification of the final management agreement, the consortium was informed that the Polish national government had reached a strategic decision to change the focus, structure, and process related to the privatization of its national investment funds. The consortium was encouraged to resubmit its application and compete for a management contract under the new criteria. After considerable deliberation and an evaluation of the time, energy, effort, and financial commitment originally expended in the bidding process and an evaluation of the cost required to continue in the bidding process, the consortium determined that its resources, financial and human, were better allocated to other worthwhile projects.

      In May 1998, Eastbrokers acquired all of the outstanding common stock of Cohig & Associates, Inc., a Denver, Colorado based investment banking and brokerage firm, in exchange for 445,000 unregistered shares of the Common Stock and an agreement to advance $1,500,000 in additional working capital to Cohig & Associates. Following the acquisition, Eastbrokers changed the name of Cohig & Associates, Inc. to EBI Securities Corporation ("EBI Securities"). Eastbrokers anticipates that EBI Securities will be the first in a series of acquisitions targeting other successful medium size investment banking and brokerage firms both domestically and internationally. Eastbrokers believes that its current organizational structure as an entrepreneurial and international publicly-traded company will be particularly appealing to potential acquisition candidates.

      EBI Securities is a full service brokerage firm specializing in providing investment advice and counsel to individuals and small to middle market institutions. At the present time, EBI Securities has approximately 180 licensed representatives. EBI Securities provides its brokerage clients with a broad range of traditional investment products and services. EBI Securities also strives to establish itself with investors and corporate finance clients through its commitment to a professional and personalized service. Its trading department makes a market in approximately 100 securities which include its investment banking clients and those securities that its research department has identified as promising, small to middle-market and potentially high growth companies. The investment banking department's mission is to enhance and develop the capital structures of small to middle market emerging growth companies through private placements, bridge financing, and public offerings in order to enable the firm's corporate finance clients to capitalize on promising business opportunities, favorable market conditions, and/or late stage product development.

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

      EBI   Securities   maintains   its   clearing   arrangement   with  Fiserv
Correspondent Services,  Inc. ("Fiserv"),  a subsidiary of Fiserv, Inc. (NASDAQ:
FISV). Fiserv provides EBI Securities with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables EBI Securities to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base. Fiserv has advised the Eastbrokers Group that it is aware of the year 2000 computer issue and is working to mitigate the effect of the year 2000 issue on its operations. SEE "Management's Discussion and Analysis or Plan of Operation - Impact of the Year 2000".

      In June 1998, the Eastbrokers Group largest European subsidiary, WMP, successfully raised 60 million Austrian Schillings (approximately $4,800,000
USD) in a bond offering. The Eastbrokers Group originally intended to utilize these proceeds to enhance and further develop its European trading activities. The bonds were issued in denominations of 10,000 Austrian Schillings (approximately $800 USD at the then current exchange rates), bear an annual interest rate of 7.5 percent, payable at maturity, and mature in June 2002. In December 1998, the Eastbrokers Group redeemed approximately 45 million Austrian Schillings of these bonds. The Eastbrokers Group intends to redeem the remaining bonds in the future.

      In June 1998, the Eastbrokers Group sold 73.55 percent of its interest in Eastbrokers Prague a.s. See "Acquisitions and Dispositions During the Fiscal Year" below.

      On November 25, 1998, Eastbrokers sold 10 newly issued units in a private placement consisting in the aggregate of $1,100,000 in 7 percent Convertible Debentures (the "7 percent Convertible Debentures") and Class C Common Stock Purchase Warrants to purchase 125,000 shares of Common Stock. The 7 percent Convertible Debentures were redeemed in March 1999 from a portion of the proceeds of the offering related to the issuance of the 10 percent Notes (as defined below).

      In December 1998, Eastbrokers sold its subsidiary, Eastbrokers Budapest Rt. for HUF 217,000,000 (approximately $1,000,000 USD at the then current exchange rates). The Eastbrokers Group continues to have a working relationship with the buyer and maintains a presence in Budapest through its relationship with the buyer.

      In January 1999, Eastbrokers sold 125,000 restricted shares of Common Stock in a private placement to a private investor for $4.00 per share. Eastbrokers also issued 7,500 shares of its Common Stock to a broker of EBI Securities as a commission in connection with this transaction.

      In March 1999, Eastbrokers issued 10 percent Convertible Promissory Notes due 2003 (the "10 percent Notes") in an aggregate principal amount of $1,350,000. Holders of the 10 percent Notes have the right to convert their 10 percent Notes into shares of Common Stock at $5.75 per share. A portion of the proceeds of the Notes was used to redeem the 7 percent Convertible Debentures.

      A key component of the Eastbrokers Group's business plan is to grow through the purchase and roll-up of complementary businesses both in the United States and in Europe, with the acquisitions financed by the issuance of Common Stock. Management believes that consolidation within the industry is inevitable. Concerns attributable to the volatility currently prevailing in the financial markets help explain the increasing number of acquisition opportunities being introduced to the Company. The Eastbrokers Group is currently focused on maximizing the profitability of the acquisitions that have been consummated to date, and it is continuing to selectively seek additional complementary acquisition and/or merger candidates.

      In February 1998, Eastbrokers participated in a capital increase for its subsidiary, Eastbrokers Vienna. In this capital increase, Eastbrokers acquired 389,925 shares of the available 390,000 shares for approximately $4,000,000 USD. The shares were offered at a price of 130 Austrian Schillings per share (approximately $10.40 USD per share) and raised Eastbrokers' ownership interest in Eastbrokers Vienna from approximately 94 percent to approximately 96 percent.

      Through its subsidiary, Eastbrokers Vienna, Eastbrokers acquired a 48.1 percent interest in the outstanding capital stock of WMP on August 1, 1996. WMP is a stock broker-dealer and market maker in Vienna, Austria and is licensed as a class B bank under Austrian law. A Class B bank may, at its discretion, conduct any of the normal activities associated with a bank with one major exception: it cannot accept customer deposits. From time to time Eastbrokers Vienna has carried shares of WMP. Accordingly, since August 1996, Eastbrokers' ownership of WMP has exceeded 50 percent when including WMP shares in its trading portfolio. At December 31, 1996, Eastbrokers' aggregate ownership percentage in WMP, including its trading position, was approximately 55 percent. This investment was accounted for using the equity method in the March 31, 1997 financial statements as Eastbrokers believed that its control of WMP may likely have been lost as the result of the probable occurrence of certain events that lay outside of its control. In September, 1997 circumstances surrounding these events were resolved such that these events were no longer considered probable of occurrence and Eastbrokers deemed its control of WMP was no longer temporary. For the fiscal year ended March 31, 1998, WMP was consolidated for the entire year. At December 31, 1998, Eastbrokers' aggregate ownership interest in WMP was 51 percent.

      In October 1997, WMP sold its interest in WMP Vermogensverwaltungs GmbH ("WMP GmbH") for 2.5 million Austrian Schillings (approximately $200,000 USD at the then current exchange rates). The sales price approximated the cost basis of WMP GmbH at the date of disposition. At the date of disposition, WMP GmbH was primarily an inactive subsidiary.

      In December 1997, Eastbrokers Vienna sold its 51 percent interest in Su(beta)warenindustrie Beteiligungs GmbH ("SWIB") to Peter Schmid, the former Chairman of the Board, President, Chief Executive Officer and a former Director of Eastbrokers, for 13 million Austrian Schillings (approximately $1,025,000 USD at the then current exchange rates). The Eastbrokers Group acquired its ownership interest in SWIB in mid-1997 for 510,000 Austrian Schillings (approximately $40,000 USD at the then current exchange rates). At the time of acquisition, the principal asset of SWIB was an investment in a company which was entering bankruptcy proceedings and there was considerable uncertainty regarding the future realizable value of this asset. By December 1997, bankruptcy proceedings had progressed to a point where an estimate could be made on the net realizable value of this primary asset. Based on the information available at that time SWIB's value at the date of disposition was determined by the Board of Directors of Eastbrokers to be in the range of 12 million to 14 million Austrian Schillings (approximately $950,000 to $1,100,000 USD at the then current exchange rates).

      In December 1997, Eastbrokers Budapest Rt. sold its wholly owned subsidiary, 1001 Pengo Kft., to three directors of Eastbrokers Budapest Rt. for 100 million Hungarian Forints (approximately $500,000 USD at the then current exchange rates). As of the date of disposition, the sales price approximated the cost basis of 1001 Pengo Kft.

ACQUISITIONS AND DISPOSITIONS DURING THE FISCAL YEAR

      In May 1998, Eastbrokers acquired all of the outstanding common stock of EBI Securities in exchange for 445,000 unregistered shares of Eastbrokers' Common Stock and an agreement to advance $1,500,000 in additional working capital into EBI Securities. Eastbrokers anticipates that EBI Securities will be the first in a series of acquisitions targeting other successful medium size investment banking and brokerage firms both domestically and internationally. Eastbrokers believes that its current organizational structure as an entrepreneurial and international publicly traded company will be particularly appealing to potential acquisition candidates. The office space presently occupied by Eastbrokers NA is in the process of being converted to a branch office of EBI Securities.

      In  June  1998,   Eastbrokers  sold  73.55  percent  of  its  interest  in
Eastbrokers Prague a.s. to a third party for 15 million Austrian Schillings (approximately $1,200,000 USD at the then current exchange rates).

      In December 1998, Eastbrokers sold its subsidiary, Eastbrokers Budapest Rt. for HUF 217,000,000 (approximately $1,000,000). The Eastbrokers Group continues to have a working relationship with the buyer and maintains a presence through its relationship with the buyer.

      In December 1998, Eastbrokers also liquidated two of its underperforming subsidiaries: Eastbrokers Romania and Eastbrokers Slovakia.

ACQUISITIONS AND DISPOSITIONS SUBSEQUENT TO THE FISCAL YEAR END

      In April 1999, Eastbrokers signed a joint venture agreement with A1 Internet.com, Inc. ("A1"), a website development firm, to jointly own and develop EBonlineinc.com, Inc. ("EBonline"), a newly established subsidiary. EBonline is owned seventy percent by Eastbrokers and thirty percent by A1. Under the terms of the joint venture agreement, Eastbrokers will provide $300,000 in initial funding and A1 will provide $200,000 in developmental costs. EBonline is also in the process of merging into a publicly traded entity which we believe will enhance EBonline's ability to raise capital, make acquisitions and hire personnel, through the use of stock incentive plans.

      EBonline is an internet based service (www.Ebonlineinc.com) that will allow domestic and internationally based companies to post their businesses, match with buyers and sellers and have access to the investment banking and securities network of the Eastbrokers Group. Eastbrokers believes that EBonline will have potentially three revenue streams: monthly membership fees, consulting income and banner advertising income. Eastbrokers is currently in the process of revising the website and we intend to begin marketing the website in the Summer of 1999 in international print media and major search engines on the internet.

GOVERNMENT REGULATION

      The Eastbrokers Group has operations based in the United States and 7 foreign countries. The Eastbrokers Group's business is, and the securities industry generally is, subject to extensive regulation in each of these jurisdictions at both the federal and state level, as well as by industry self-regulatory organizations ("SROs"). The Eastbrokers Group is also subject to regulation by various foreign financial regulatory authorities in the jurisdictions outside of the United States, Austria and Central and Eastern Europe where it does business, including, for example, by the Securities and Futures Authority of the United Kingdom.

      In the United States, the Eastbrokers Group's business, and the securities industry generally, are subject to extensive regulation at both the federal and state levels. The SEC is the agency primarily responsible for administration of federal securities laws. Much of the regulation of broker-dealers, however, has been delegated by the SEC to SROs, primarily the NASD. The NASD has the authority to adopt rules (which are subject to approval by the SEC) for governing the industry and the NASD conducts periodic examinations to ensure compliance. The scope of EBI Securities' broker-dealer operations are subject to the terms of their respective Restriction Agreements with the NASD. In the event that EBI Securities violates the terms of its Restriction Agreement or NASD rules, its NASD membership can be suspended or revoked and the NASD may impose fines upon it or censure it. Broker-dealers are also subject to regulation by state securities commissions in the states in which they are registered. EBI Securities is registered in all 50 states. EBI Securities is subject to the SEC's net capital rules, which require them to maintain prescribed levels of capital in order to conduct business. EBI Securities has capital in excess of the required minimums.

      The Eastbrokers Group's non-U.S. business is also subject to extensive regulation by various non-U.S. governments, securities exchanges, central banks and regulatory bodies, especially in Austria where Eastbrokers owns WMP, an Austrian bank that engages in the securities business, including on the Vienna Stock Exchange. Each of these authorities impose regulation on the Eastbrokers Group's activities within the scope of their respective jurisdictions. These regulations are generally intended to protect the integrity of the stock exchange, bank or financial market subject to regulation and to protect customers of the regulated agency, and not primarily to protect investors in the regulated entity. The Eastbrokers Group is currently in compliance with the net capital requirements in each of the Central and Eastern European jurisdictions in which the Eastbrokers Group operates.

      The SEC, the Austrian Ministry of Finance, other governmental authorities and SROs have the authority to institute administrative or judicial proceedings against any entity subject to their jurisdiction, and the officers and employees of any such entity. These proceedings may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the de-registration or suspension of a broker-dealer, investment adviser or futures commission merchant, the statutory disqualification of its officers or employees or other adverse consequences, and, even if none of such actions is taken, could have a material adverse effect on the Eastbrokers Group's perceived creditworthiness, reputation and competitiveness. Customers of the Eastbrokers Group or others who allege that they have been damaged by the Eastbrokers Group's violation of applicable regulations also may seek to obtain compensation from the Company, including the unwinding of any transactions with the Eastbrokers Group.

      In addition to the existing laws and regulations affecting the Eastbrokers Group, additional legislation and regulations, amendments to existing laws and regulations may be adopted in the future, or changes in interpretations or enforcement of existing laws and regulations may be adopted in the future. Any such event could directly affect the manner and operation and profitability of the Eastbrokers Group.

COMPETITION

      The Eastbrokers Group is engaged in a highly competitive business. With respect to one or more aspects of its business, Eastbrokers Group encounters substantial competition from both foreign and domestic businesses in the United

States and Central and Eastern Europe. Its competitors include an elite list comprised of member organizations of the New York Stock Exchange and other registered securities exchanges in North America and Central and Eastern Europe. A large number of established and well-financed entities including multinational businesses and investment banking firms such as Bank Austria, Creditanstaldt, Credit Suisse-First Boston, ING Bearings and ABN Amro have recently and substantially increased their business activities in Central and Eastern Europe. Nearly all of such entities have substantially greater financial resources, technical expertise and managerial capabilities than the Eastbrokers Group. Discount brokerage firms affiliated with commercial banks and companies which provide electronic on-line trading provide additional competition. In many instances, the Eastbrokers Group is also competing directly for customer funds with investment opportunities offered by real estate, insurance, banking, and savings and loan industries. The Eastbrokers Group competes principally on the basis of service, product selection, location and reputation in its local markets.

EMPLOYEES

      As of June 25, 1999, Eastbrokers Group had approximately 400 full-time employees and 40 part-time employees. No employees are covered by collective bargaining agreements and the Eastbrokers Group believes its relations are good with both its employees and its independent contractors and consultants.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

      The Eastbrokers Group must comply with various federal, state and local regulations relating to the protection of the environment. Federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not, in the opinion of the Eastbrokers Group, have a material effect on the capital expenditures, earnings, or the competitive position of the Eastbrokers Group.


RISK FACTORS

      WE FACE A VARIETY OF RISKS IN THE CONDUCT OF OUR BUSINESS, ANY OF WHICH COULD MATERIALLY AND ADVERSELY AFFECT US, OUR BUSINESS AND OUR FINANCIAL PERFORMANCE. SOME OF THESE RISKS ARE SUMMARIZED BELOW. THIS SUMMARY IS NOT INTENDED TO BE A COMPLETE LIST OF ALL MATTERS THAT COULD ADVERSELY AFFECT US, AND THERE ARE MANY FACTORS BEYOND OUR CONTROL THAT AFFECT US, OUR BUSINESS AND OUR FINANCIAL PERFORMANCE.


      THE VOLATILE NATURE OF THE SECURITIES BUSINESS COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE AS WELL AS OUR STOCK PRICE. The securities business is naturally subject to various risks, particularly in volatile or illiquid markets. Among the risks are potential losses resulting from the following activities:

o     underwriting or owning securities,

o     trading, arbitrage and merchant banking activities,

o     failure by the other party to meet commitments,

o     customer fraud and employee fraud,

o     misconduct and errors,

o     failures in connection with processing securities transactions and

o     litigation


      Various factors affect a securities firm's business and profitability. These factors include the firm's credit capacity or perceived creditworthiness and competitive factors, including the ability to attract and retain highly skilled employees. These and other factors may contribute to reduced levels of new issuances of securities or merger, acquisition, restructuring, and leveraged capital activities, including leveraged buyouts and high-yield financing. Such factors may also help reduce the level of participation in financing and investment related to these activities. This generally results in lower revenues from investment and merchant banking fees and from underwriting and corporate development investments. Reduced volume of securities transactions and reduced market liquidity generally result in lower revenues from dealer and trading activities and commissions.


      Lower price levels of securities may result in a reduced volume of transactions and in losses from declines in the market value of securities held in trading, investment and underwriting positions. Sudden sharp declines in market values of securities and the failure of companies issuing securities and parties on the other side of a transaction to perform their obligations can result in illiquid markets. In such markets, we may not be able to sell securities and may have difficulty covering our securities positions. Such markets, if prolonged, may also lower our revenues from investment banking, merchant banking and other investments, and could have a material adverse effect on our results of operations, financial condition and cash flows.


      Our principal business activities (investment banking, securities sales and trading and correspondent brokerage services) are naturally highly competitive and subject to various risks, volatile trading markets and fluctuations in the volume of market activity. Consequently, our net income and revenues, as well as our stock price, have been, and may continue to be, subject to wide fluctuations. This, of course, reflects the impact of many factors that are beyond our control. These factors include:

o     securities market conditions,

o     the level and volatility of interest rates,

o     competitive conditions, and

o     the size and timing of transactions.


Numerous other national and international factors affect the securities business and the profitability of securities firms. These include:

o     economic and political conditions,

o     broad trends in business and finance,

o legislation and regulation affecting the national and international business and financial communities,

o     currency values,

o     inflation,

o     market conditions,

o     the availability of short-term or long-term funding and capital,

o the credit capacity or perceived creditworthiness of the securities industry in the marketplace, and

o     the level and volatility of interest rates.


      WE COULD BE ADVERSELY AFFECTED BY THE SIGNIFICANT COMPETITION WITHIN THE SECURITIES INDUSTRY. We encounter significant competition in all aspects of the securities business and compete worldwide directly with other domestic and foreign securities firms. Many of these competitors have greater capital, financial and other resources than we have. In addition to competition from firms currently in the securities business, there has been increasing competition from other sources, such as commercial banks and investment boutiques.


      We anticipate legislative and regulatory initiatives in the U.S. to remove or relieve certain restrictions on commercial banks. Thus, it is possible that competition in some markets currently dominated by investment banks may increase in the near future.

      Such competition could also affect our ability to attract and retain highly skilled individuals to conduct our various businesses, which may have an adverse effect on our business. The principal competitive factors influencing our business are:

o     our professional staff,

o     our reputation in the marketplace,

o     our existing client relationships,

o     the ability to commit capital to client transactions, and

o     our mix of market capabilities.


      The adequacy of our capital levels will also influence our ability to compete effectively in securities brokerage and investment banking activities. In addition, our ability to expand our business may depend on our ability to raise additional capital. SEE "Description of Business - Competition."


      OUR FAILURE TO COMPLY WITH THE EXTENSIVE FEDERAL, STATE AND FOREIGN REGULATION OF OUR BUSINESS COULD HAVE POSSIBLE MATERIAL ADVERSE EFFECTS UPON US. Our business (and the securities industry generally) is subject to extensive regulation. First, we are subject to regulation in the United States, Austria and all other Central and Eastern European states where our subsidiaries operate at the state level. Second, we are subject to regulation by various foreign financial regulatory authorities in the jurisdictions outside of the United States, Austria and Central and Eastern Europe where we do business, including regulation by the Securities and Futures Authority of the United Kingdom. Finally, we are subject to regulation by industry self regulatory organizations (known as "SROs"). SEE "Description of Business - Governmental Regulation."


      SROs such as the NASD require strict compliance with their rules and regulations. Our failure to comply with any of these laws, rules or regulations could result in fines, suspension or expulsion, with which could have possible material adverse effects upon us and may affect our stock price accordingly.


      The scope of EBI Securities' broker-dealer operations is subject to the terms of its Restriction Agreements with the NASD. In the event that EBI Securities violates the terms of its Restriction Agreements, the NASD can suspend or revoke its membership and may impose fines upon or censure EBI Securities.


      Compliance with many of the regulations that apply to us involves a number of risks, particularly in areas where applicable regulations may be unclear. The SEC, the Austrian Ministry of Finance (the "Ministry"), other governmental regulatory authorities, including state securities regulators, and SROs, including the Vienna Stock Exchange Chamber, may institute administrative or judicial proceedings or arbitrations. These proceedings or arbitrations may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), issuance of cease-and-desist orders, de-registration of or suspension of a broker-dealer, investment adviser or futures commission merchant, statutory disqualification of our officers or employees or other adverse consequences. Moreover, even if no such actions are taken, there could be a material adverse effect on our perceived creditworthiness, reputation and competitiveness. Customers of ours or others who allege that our violation of applicable regulations have damaged them also may seek to obtain compensation from us, including unwinding any transactions with us. Such unwinding could have an adverse impact on our business.


Other changes may adversely affect our manner of operation and profitability. These include:

o additional legislation and regulations, including those relating to the activities of affiliates of broker-dealers,

o changes in rules promulgated by the SEC, the Ministry or other Austrian or foreign governmental regulatory authorities and SROs, and

o     changes in the interpretation or enforcement of existing laws and rules.


      Regulations may materially affect our business in two ways. First, regulations may directly apply to us in the conduct of our business. Second, laws, rules and regulations that apply generally to the industry or the market as a whole may materially affect the market for our products and services. Some examples of factors that could affect the volume of our underwriting, merger and acquisition and merchant banking business in any year are:

o     existing and proposed tax legislation,

o     antitrust   policy   and   other  governmental  regulations  and  policies
      (including  the interest rate policies), and

o changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.


      From time to time, various forms of anti-takeover legislation and legislation that could affect the benefits associated with financing leveraged transactions with high-yield securities have been proposed that, if enacted, could adversely affect the volume of merger and acquisition and investment banking business, which in turn could adversely affect our related underwriting, advisory and trading revenues.


      THERE ARE MARKET, CREDIT AND LIQUIDITY RISKS ASSOCIATED WITH OUR UNDERWRITING AND TRADING ACTIVITIES WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US. We conduct our underwriting, securities trading, market-making and arbitrage activities as principal and in doing so subject our capital to significant risks, including market, credit (including counterparty) and liquidity risks.


      Our underwriting, securities trading, market-making and arbitrage activities often involve the purchase, sale or short-sale of securities as principal in markets that may be characterized by relative illiquidity or that may be particularly susceptible to rapid fluctuations in liquidity. From time to time we have large position concentrations in certain types of securities or commitments and in the securities of or commitments to a single issuer. The issuers could include sovereign governments and other entities, issuers located in a particular country or geographic area, or issuers engaged in a particular industry. Through our subsidiaries and affiliate offices, we engage in proprietary trading of United States and Central and Eastern European securities with an emphasis on government and corporate bonds, local debt instruments and equity securities. These transactions involve risks associated with the political instability and relative currency values of the nations in which the issuer principally engages in business, including the risk of nationalization. Additionally, from time to time we have substantial position concentrations in high-yield issuers or commitments to high-yield issuers.


      These securities generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions. The level of our high-yield securities inventories and the impact of such activities upon our results of operations can fluctuate from period to period as a result of customer demands and economic and market considerations.


      For competitive and other reasons, the trend in all major capital markets toward larger commitments on the part of lead underwriters means that, from time to time, an underwriter may retain significant position concentrations in individual securities. Such concentrations increase our exposure to specific credit, market and political risks. Also, material fluctuations in foreign currencies against the U.S. Dollar, in the absence of countervailing covering or other procedures, may result in losses or gains in the carrying value of certain assets located or denominated in non-U.S. jurisdictions or currencies.


      We derive much of our revenue from commissions generated by our broker-dealers from retail brokerage transactions in equity and debt securities, underwriting activities and private placements. We believe that as the business of the broker-dealers develops, the broker-dealers will engage in securities trading for their own accounts. These activities may involve the purchase, sale or short sale of securities as principal and may involve certain risks which may limit our ability to resell securities we purchased or to repurchase securities sold in such transactions. These risks include change in the market price of such securities and a decrease in the liquidity of markets. Principal and underwriting transactions also involve economic, political, credit, currency, interest rate and other related risks, any of which could result in an adverse change in the market price of the relevant securities. SEE "Management's Discussion and Analysis or Plan of Operation."


      OUR MERCHANT BANKING ACTIVITIES ARE VERY CAPITAL INTENSIVE AND HAVE A POTENTIAL FOR LOSS WHICH COULD HAVE AN ADVERSE AFFECT ON OUR BUSINESS. Securities firms, such as ourselves, increasingly promote major client transactions and transactions sponsored by the clients' own pools of capital by using their capital in a variety of investment activities that have been broadly described as merchant banking.


      Such activities include, among other things, purchasing equity or debt securities or making commitments to purchase such securities in various transactions. These include mergers, acquisitions, and restructuring and leveraged capital transactions, including leveraged buyouts and high-yield financing. Such positions and commitments may involve substantial amounts of capital and significant exposure to any one issuer or business, as well as market, credit and liquidity risks. Purchasers of equity securities in these transactions generally hold them for appreciation, and the securities are not readily marketable and typically do not provide dividend income. Debt securities purchased in such transactions typically rank subordinate to bank debt of the issuer and may rank subordinate to other debt of the issuer. We also provide and arrange bridge financing. Bridge financing assures funding for major transactions, with the expectation that refinancing will be obtained through the placement of high-yield debt or other securities. Such activities may also involve substantial amounts of capital and significant exposure to any one issuer as well as various risks associated with credit conditions and vulnerability to general economic conditions.


      There can be no assurance that we will not experience significant losses as a result of such activities. Such losses may have an adverse effect on our business. SEE "Management's Discussion and Analysis or Plan of Operation."


      ALTHOUGH WE DO NOT CURRENTLY USE DERIVATIVE FINANCIAL INSTRUMENTS, OUR INABILITY TO ENGAGE IN CURRENCY HEDGING ACTIVITIES MAY RESULT IN OUR EARNINGS BEING SUBJECT TO GREATER VOLATILITY DUE TO EXCHANGE RATE FLUCTUATIONS. At the present time, we do not engage in the use of derivative financial instruments. In some of the countries where we have operations (E.G., Kazakhstan, Czech Republic, Slovenia, Croatia, Poland and Azerbaijan), the local currencies are referred to as "soft" or "exotic". Soft currency is the currency of a nation where a person can exchange the currency only with difficulty. Soft currency countries typically have minimal amounts of currency reserved for exchange purposes. As such, there are very few, if any, cost effective hedging strategies available to us or potential investors. Our inability engage in currency hedging activities may result in our earnings being subject to greater volatility due to exchange rate fluctuations.


      OUR INABILITY TO RAISE ADDITIONAL REQUIRED CAPITAL COULD HAVE A MATERIAL ADVERSE EFFECT ON US. We may need to raise additional funds to provide working capital or to respond to unforeseen needs or to take advantage of unanticipated opportunities. Over the longer term, it is likely that we will require substantial additional monies to continue to fund our working capital needs. There can be no assurance that any such funds will be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new services or products or otherwise respond to competitive pressures. Such inability could have a material adverse effect on our business, financial condition, results of operations and cash flows.


      INADEQUATE FINANCING TO SUPPORT OUR BUSINESSES COULD HAVE A MATERIAL ADVERSE EFFECT ON US. A substantial portion of our total assets consists of highly liquid marketable securities and short-term receivables arising from securities transactions. The highly liquid nature of these assets provides us with flexibility in financing and managing our business. However, certain of our activities, such as merchant banking, frequently involve substantial capital commitments in securities which are often illiquid. Such funds and capital include equity, long-term debt and short-term borrowings which consist of securities sold under agreements to repurchase ("repurchase agreements"), master notes and committed and uncommitted lines of credit.


      All repurchase transactions and a portion of our bank borrowings are made on a collateralized basis. This means that we have to pledge assets of ours in order to secure the funds involved in the repurchase transactions or borrowings. Liquidity management includes monitoring assets available to pledge against short-term borrowing. We maintain borrowing relationships with a broad range of banks, financial institutions, counterparties and others. The volume of our borrowings generally fluctuates in response to changes in the amount of resale transactions outstanding, the level of our securities inventories and overall market conditions. Availability of financing can vary depending upon market conditions, the volume of certain trading activities, credit ratings, credit capacity and the overall availability of credit to the securities industry. There can be no assurance that adequate financing to support our businesses will continue to be available in the future. SEE "Management's Discussion and Analysis or Plan of Operation."


      OUR ABILITY TO PAY DIVIDENDS, REPAY DEBT AND REDEEM OR REPURCHASE SHARES OF OUR OUTSTANDING CAPITAL STOCK COULD BE ADVERSELY AFFECTED BY POTENTIAL RESTRICTIONS RESULTING FROM NET CAPITAL REQUIREMENTS ON THE BUSINESS OF REGULATED SUBSIDIARIES AND ON THE WITHDRAWAL OF CAPITAL. As a registered broker-dealer and member of numerous stock exchanges throughout the United States and Central and Eastern Europe, we are required to comply with each of the countries' regulatory authorities and net capital rules of the stock exchanges. These rules specify minimum net capital requirements for registered broker-dealers and stock exchange members. They attempt to ensure that broker-dealers maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. Accordingly, the rules require that at least a substantial portion of assets be kept in cash or highly liquid investments. Compliance with such net capital requirements could limit operations that require the intensive use of capital, such as underwriting and trading activities. These rules also could restrict our ability to withdraw capital from restricted accounts governed by regulatory restrictions, even in circumstances where these accounts hold more than the minimum amount of required capital. This, in turn, could prevent or limit our ability to pay dividends, repay debt and redeem or repurchase shares of our outstanding capital stock.


      WE HAVE POTENTIAL SECURITIES LAWS LIABILITY EXPOSURE IN CONNECTION WITH OUR business. Many aspects of our business involve substantial risks of liability. In recent years litigation involving the securities industry has increased, including class actions that generally seek substantial damages. Companies engaged in the underwriting and distribution of securities are exposed to substantial liability under applicable securities laws.


      WE DEPEND ON CERTAIN KEY MEMBERS OF MANAGEMENT AND THE LOSS OF ANY ONE OF THEM COULD HAVE A SIGNIFICANT ADVERSE EFFECT ON OUR PERFORMANCE AS A WHOLE. Most aspects of our business depend on highly-skilled individuals. We devote considerable resources to recruiting, training and compensating such individuals and have taken further steps to encourage such individuals to remain in our employ. Individuals employed by us may, however, choose to leave at any time to pursue other opportunities. Moreover, operating our business depends principally on certain key management personnel. In particular, Martin A. Sumichrast and Wolfgang Kossner have played significant roles in promoting, developing and managing Eastbrokers. Wolfgang Kossner serves as a consultant to Eastbrokers. If Mr. Kossner's affiliation with us were to cease, or if he were unable to continue to serve in this role, there may be a significant adverse effect on our performance as a whole. Martin A. Sumichrast is an officer, director and employee of ours. If we terminate his employment, or if he is unable to perform his duties, there may be a significant adverse effect on our performance as a whole. We expect that our potential growth and any expansion into new areas and activities requiring additional expertise (such as new markets or the development of new products) will place additional demands on our human resources. We anticipate such demands will require us to add new management personnel and to develop additional expertise in our existing management personnel. The failure to acquire such services or to develop such expertise could have a material adverse effect on our prospects for success. Competition for such personnel is intense and we can give no assurance that we will be able to hire and/or retain adequate personnel. At the present time, we have a key-man life insurance policy in effect on Mr. Sumichrast. However, we cannot be certain that the proceeds from such policy will be adequate to offset the loss of his services. We do not have key-man life insurance policies in effect with respect to Mr. Kossner.


      WE HAVE SUFFERED OPERATING LOSSES AND WE CANNOT PREDICT WHETHER OUR FUTURE OPERATIONS WILL BE PROFITABLE OR THAT WE WILL HAVE AVAILABLE FUNDS ADEQUATE TO FUND OUR OPERATIONS. Since the Company's formation, we have suffered substantial cash flow deficits and operating losses. The net loss for the fiscal year ended March 31, 1999 was $5,911,848 and the net loss for the fiscal year ended March 31, 1998 was $3,676,607. Cash and cash equivalents were $2,215,000 as of March 31, 1999 and $7,157,000 as of March 31, 1998. There can be no assurance that our future operations will be profitable or that we will have available funds adequate to fund our operations. Should our operations be profitable, it is likely that we would retain much or all of our earnings to finance future growth and expansion.


      IF OUR COMMON STOCK WERE DELISTED, STOCKHOLDERS MAY HAVE A MORE DIFFICULT TIME SELLING THEIR SECURITIES. In the event that the Common Stock were no longer to meet applicable Nasdaq SmallCap requirements including timely reporting and were delisted from Nasdaq SmallCap, we would attempt to have our securities traded in the over-the-counter market via the Electronic Bulletin Board or the "pink sheets." In such event, holders of our securities would likely encounter greater difficulty in disposing of these securities and/or obtaining accurate quotations as to the prices of our securities.


      IF AT ANY TIME REGULATORS DELIST THE COMMON STOCK FROM THE NASDAQ SMALLCAP, TRANSACTIONS INVOLVING THE SECURITIES MAY BECOME SUBJECT TO PENNY STOCK RULES THAT IMPOSE ADDITIONAL SALES PRACTICE REQUIREMENTS ON BROKER-DEALERS WHO SELL SUCH SECURITIES TO PERSONS OTHER THAN ESTABLISHED CUSTOMERS AND ACCREDITED INVESTORS. The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our Common Stock is currently listed on the Nasdaq SmallCap we are exempt from the definition of penny stock at this time . If at any time regulators delist the Common Stock from the Nasdaq SmallCap, transactions involving the securities may become subject to penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. (Generally, accredited investors are those persons with assets in excess of $1,000,000 or annual income exceeding $200,000, $300,000 together with their spouse.) For transactions subject to penny stock rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, the Commission mandates a risk disclosure document relating to the penny stock market which the broker-dealer must deliver prior to any transaction involving a penny stock, unless exempt. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and disclose current quotations for the securities. If the broker-dealer is the sole market-maker, the broker-dealer must also disclose this fact as well as its presumed control over the market. Finally, broker-dealers must send monthly statements disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities in the secondary market.


      THERE COULD BE POSSIBLE DILUTIVE AND OTHER ADVERSE EFFECTS OF OUTSTANDING OPTIONS AND WARRANTS BEING EXERCISED WHICH COULD AFFECT OUR ABILITY TO RAISE ADDITIONAL CAPITAL. Under the terms of the outstanding Class A, B and C warrants, options issued under our 1996 Stock Option Plan, and other outstanding options and warrants, the holders of such warrants and options are given an opportunity to profit from a rise in the market price of the Common Stock with a resulting dilution in the interests of the other shareholders. The existence of such options and warrants may adversely affect terms on which we may obtain additional financing. For example, the holders of the warrants might exercise them at a time when we are attempting to obtain additional capital through a new offering of securities on terms more favorable than those which the warrants and options provide.


      THE ISSUANCE OF PREFERRED STOCK COULD MAKE A POSSIBLE TAKEOVER OF EASTBROKERS, OR REMOVAL OF EASTBROKERS' MANAGEMENT MORE DIFFICULT. As of December 1997, our Board of Directors authorized the issuance of up to

10,000,000 shares of preferred stock. As of April 30, 1999 no shares of preferred stock were issued. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms, and all other rights, preferences and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the Common Stock may result in a decrease in the value or market price of the Common Stock. The Board of Directors could use this as a means to prevent a change in control of the Eastbrokers Group. Future issuances of preferred stock may provide for dividends, certain preferences in liquidation and conversion rights. Such preferred stock issuance could make the possible takeover of the Eastbrokers Group, or the removal of management of the Eastbrokers Group, more difficult. The issuance of such preferred stock could discourage hostile bids for control of the Eastbrokers Group in which shareholders could receive premiums for their Common Stock or warrants, could adversely affect the voting and other rights of the holders of the Common Stock, or could depress the market price of the Common Stock or warrants.


      THERE ARE SPECIFIC RISKS OF THE GEOGRAPHIC AREAS COVERED BY US OUTSIDE THE UNITED STATES WHICH COULD, IF REALIZED, RESULT IN A MATERIAL ADVERSE EFFECT ON US. Our investments will include securities of issuers resident in areas currently in a state of flux - Central and Eastern Europe and Central Asia. These regions' political institutions and economic policies now face the challenges of rapid change. Their populations are ethnically diverse and cultural and religious tensions abound. Memories of conflicts, past injustices and the legacy of the denial of justice and the expropriation of property will continue to create tension for years to come. These problems will compound the difficulties of the change from a centrally planned economy to a market economy. For these reasons our investments will be subject to risks of a nature and degree not normally encountered in more developed economies and additional to those inherent in any equity investment. Specific examples of some of these risks are described below:

o LIQUIDITY OF OUR INVESTMENTS: The nature of our investments in these geographic areas limits their potential secondary market. Accordingly, we may not be able to achieve the full value of our investments on disposal. Although we anticipate that liquidity will improve once local stock markets are operational, there is no guarantee that the markets will be as liquid as those of developed countries.

o POLITICAL AND ECONOMIC FACTORS: The countries in which some of our operations are concentrated had centrally-planned, socialist economies for many years. Attempts at political and economic reform have been made with limited success and it is impossible to foresee whether such reforms will achieve their intended aims. Countries may impose restrictions on investing in specific companies or industries which they consider to be important or sensitive to national interests, but which also may be the best investment opportunities available there. Additionally, changes in government policy may result in countries expropriating investments.

o VALUATION RISK: Accounting and financial reporting standards in selected countries are not equivalent to International Accounting Standards or U.S. Generally Accepted Accounting Standards. Consequently, less information is available to investors in the selected countries than in more developed capital markets. Nevertheless, we will use valuations and financial reports of international auditing firms and will apply all other means to monitor unlisted investments.

o PROBLEMS OF TRANSITION AND BUSINESS FAILURE: Until very recently, virtually all industrial output within the Comecon and Warsaw Pact countries was generated from state-owned industry. As a result, few individuals understand basic capitalistic management skills and techniques. Privatization of much of the region's industry and the transition to a more market-orientated economy will be difficult. Industry in the region is considerably less developed and less efficient than industry in Western Europe and the United States. In addition to doubts as to the continuing viability of much of the region's industry, those businesses which survive are likely to require considerable capital investment and restructuring. The failure of one or more businesses in which we have invested may have a significant adverse effect on our performance as a whole.

o CHANGES IN LAW AND ENFORCEMENT OF RIGHTS: In cases where competing claims arise or in cases of re-nationalization, it may be difficult to enforce our rights in several of the countries where we operate. There are several reasons for this. First, legislation relating to securities, stock markets and property rights may not exist. Second, these countries may only very recently have introduced such legislation, and may introduce significant new legislation at any time. Finally, existing legislation is likely to be subject to extensive amendment.

o INVESTMENT AND REPATRIATION RESTRICTIONS: We may require governmental registration and/or approval in order to repatriate investment income, capital and the proceeds of sales by foreign investors. A number of countries in which we may invest do not have freely convertible currencies or their currencies may only be convertible at rates determined by their governments. Countries may also impose repatriation restrictions at any time. Changes in the value of currencies in which our investments are denominated will result in a corresponding change in the value of our assets which are generally denominated in the local functional currencies. Investors should note that the local currencies involved may be subject to rapid devaluation against the major "hard" currencies, with the corresponding result that delays in currency conversion may cause significant losses.

o TAXATION: Taxation of dividends and capital gains received by non-residents varies among the selected countries. In addition, the selected countries generally have less well defined tax laws and procedures, and such laws may permit retroactive taxation. As a result, we could, in the future, become subject to local tax liabilities that had not been anticipated in conducting our investment activities or valuing our assets.


      A SUBSTANTIAL PORTION OF OUR ASSETS ARE LOCATED OUTSIDE THE UNITED STATES WHICH COULD MAKE IT DIFFICULT TO ENFORCE CIVIL JUDGMENTS OBTAINED AGAINST US IN THE U.S. A substantial portion of our assets are located outside the United States. It may be difficult for investors to enforce outside of the United States judgments against the Eastbrokers Group obtained in the United States in any actions, including actions based on the civil liability provisions of the securities laws of the United States. In addition, certain of our officers and directors are not citizens or residents of the United States and all or a substantial portion of their assets are or may be located outside the United States. As a result, it may be difficult for investors to affect service of process within the United States against them or to enforce judgments obtained in the United States, including judgments based on the civil liability provisions of the securities laws of the United States.

      SIGNIFICANT AND RAPID CHANGES IN TECHNOLOGY COULD NEGATIVELY AFFECT OUR INTERNET-RELATED PROJECTS. The market for internet products and services has only recently begun to develop and is rapidly evolving. Significant technological changes could render our existing internet-related products and services obsolete. To be successful, we must adapt to this rapidly changing market by continually improving the responsiveness, functionality and features of our products and services to meet our customers' needs. If we are unable to respond to technological advances and conform to emerging industry standards in a cost-effective and timely basis, certain portions of our business could be materially adversely affected.

                             DESCRIPTION OF PROPERTY

      The Eastbrokers Group does not own any real property. Leases on the properties leased by the Eastbrokers Group expire at various times over the next five years. At current production levels, the Eastbrokers Group believes its leased space is suitable and adequate. However, if volume and activity increases, it may necessitate leasing additional office space.

      The Eastbrokers Group's corporate offices are located in Rockville, Maryland. The Eastbrokers Group leases its office space in Rockville, Maryland and through its subsidiaries. At March 31, 1999, it leased office space in the following locations: (i) Denver, Colorado; (ii) Aspen, Colorado; (iii) Colorado Springs, Colorado; (iv) Meza, Arizona; (v) La Jolla, California; (vi) Los Angeles, California; (vii) Newark, Delaware; (viii) Boca Raton, Florida; (ix) Baltimore, Maryland; (x) Farmington, Michigan; (xi) Aberdeen, New Jersey; (xii) Sea Girt, New Jersey; (xiii) Albuquerque, New Mexico; (xiv) Charlotte, North Carolina; (xv) Seattle, Washington; (xvi) Spokane, Washington; (xvii) New York,

New York; (xviii) Vienna, Austria; (xix) Klagenfurt, Austria; (xx) Zagreb, Croatia; (xxi) Almaty, Kazakhstan; (xxii) Warsaw, Poland; (xxiii) Ljubljana, Slovenia and (xxiv) Baku, Azerbaijan. The Eastbrokers Group maintains a presence in Budapest, Hungary due to its relationship with the buyer of its operations previously located there.


                                LEGAL PROCEEDINGS

      Through its recently acquired subsidiary, EBI Securities, Eastbrokers is subject to several legal proceedings in various jurisdictions throughout the United States.

      USCAN FREE TRADE ZONES V. COHIG & ASSOCIATES,  INC. (EBI  SECURITIES),  ET
AL., United States District Court for the Western District of Washington. In March 1997, USCAN Free Trade Zones, Inc. ("USCAN") filed a complaint against EBI Securities and Steve Signer, an employee of EBI Securities, alleging that EBI Securities misled USCAN about the creditworthiness of a third party in connection with an introduction made by Mr. Signer. EBI Securities categorically denies this allegation. USCAN informed EBI Securities that it would be working with a certain third party to secure certain loans on behalf of USCAN which
USCAN would then use to open a trading account with EBI Securities. Once EBI Securities learned of the relationship to this third party, it refused to enter into any business arrangements with USCAN as long as the third party was involved due to regulatory problems encountered in prior business dealings with this certain third party. Plaintiff alleges that as a result of Mr. Signer's referral, it lost the ability to obtain a loan and all lost profits that might have resulted. Mr. Signer was dismissed as a defendant in this case due to lack of personal jurisdiction and has received an award of fees. Plaintiff originally sought a judgment of approximately $86,000,000 in compensatory and punitive damages. However, USCAN recently stated in pleadings and during a court deposition taken in October 1998 that its damage claim had been reduced to $332,000 and that it would dismiss its RICO claims. EBI Securities has filed counterclaims for defamation based upon certain false and defamatory representations regarding EBI Securities. The trial had been scheduled to start in January 1999 but the Court removed the case from its docket after USCAN filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. In the event the case should ever be restored to the active court docket for trial, EBI Securities believes it has meritorious defenses and intends to vigorously defend against USCAN's claims as well as aggressively pursue claims against USCAN and two of its officers for defamation, abuse of process, and civil conspiracy.

      FLORIDA DEPARTMENT OF INSURANCE AS RECEIVER FOR UNITED STATES EMPLOYER INSURANCE CONSUMER SELF-INSURANCE FUND OF FLORIDA ("USEC") V. DEBENTURE GUARANTY CORPORATION, ET. AL., United States District Court for the Middle District of Florida. In November, 1995, the plaintiff, USEC, commenced the above entitled action against Debenture Guaranty Corporation ("Debenture") and certain other defendants, including EBI Securities and Steve Signer, an employee of EBI Securities. In 1994, USEC entered into an arrangement whereby USEC lent money to Debenture, and Debenture opened an account in Debenture's name to trade U.S. Treasuries. The note to USEC was in the amount by which the treasuries could be margined. This transaction was allegedly part of a scheme whereby USEC was attempting to inflate its assets for regulatory purposes. Debenture allegedly misappropriated the funds for its own benefit and USEC subsequently failed. Plaintiffs alleged that EBI Securities and Signer aided, abetted and conspired with Debenture to defraud USEC and claimed damages of $11,000,000. After a six week trial held from September 8, 1998, to October 14, 1998, a jury returned a verdict in favor of EBI Securities. Plaintiffs' motion for a new trial was denied. EBI Securities filed a motion seeking recovery of its costs and attorney's fees incurred in connection with defending this action. The court awarded EBI Securities $12,500 in costs but denied its motion for attorney's fees. Plaintiffs have filed an appeal of the judgment and EBI Securities has cross-appealed the denial of its motion for attorney's fees.

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

      EBI Securities also is involved in an arbitration proceeding related to the NFC Litigation entitled NATIONAL FAMILY CARE LIFE INSURANCE CO. V. PAULI COMPANY, INC., ET Al., NASDR Case No. 96-02673 (the "Arbitration"). The Arbitration panel entered an award against EBI Securities in July 1998 in favor of third-party plaintiff Pauli & Company, Inc. ("Pauli") of approximately $370,000, which was significantly below the initial award sought by Pauli of approximately $1,100,000. EBI Securities has filed a motion in the NFC Litigation to vacate this award and plans to vigorously contest this award on appeal.

      JACK G. LARSEN, AS RECEIVER FOR SOUTHWEST INCOME, TRUST ADVANTAGE INCOME TRUST AND INVESTORS TRADING TRUST V. COHIG AND ASSOCIATES, INC. ET AL., Maricopa County Superior Court, Arizona, Case No. CV 98-20281. Plaintiff commenced this action against EBI Securities and one of its brokers in December 1998 (and process was served on EBI Securities in January 1999) seeking damages in excess of $8 million dollars against EBI Securities as well as an accounting of funds allegedly in possession of EBI Securities. Plaintiff, who apparently has been appointed receiver for three trusts, alleges that customer accounts established at EBI Securities by third parties contained funds that actually belonged to the Trusts, and that EBI Securities negligently failed to supervise its employees, in failing to determine that the third parties' trading activities, which allegedly resulted in significant trading losses, were in violation of the terms of agreements between the third parties and the Trusts. Plaintiff also contends that EBI Securities has in its possession and has wrongfully refused to return approximately $270,000 belonging to the Trusts. EBI Securities has filed a Motion to Compel Arbitration and a Motion to Dismiss for Lack of Subject Matter Jurisdiction. A court hearing on these two motions is presently scheduled for the fall of 1999. EBI Securities believes that it has meritorious defenses and intends to vigorously defend against Plaintiff's claims.

      In view of the inherent difficulty of predicting the outcome of such matters, the Eastbrokers Group cannot state what the eventual outcome of pending matters against EBI Securities will be. Management believes, based upon discussions with the Eastbrokers Group's counsel, that the outcome of such matters will not have a material adverse affect on the consolidated financial condition of the Eastbrokers Group but may be material to the Eastbrokers Group's operating results for any particular period depending on the outcome of the matter and the level of the Eastbrokers Group's income for such period.

      In addition to the litigation described above, Eastbrokers, through its subsidiaries, is involved in various legal actions and claims arising in the ordinary course of business. Management believes that each of such matters will be resolved without material adverse effect on the Eastbrokers Group's financial condition or operating results.

                          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

                                     PART II

                  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      Eastbrokers' Common Stock is traded on the Nasdaq SmallCap under the symbol "EAST" (previously, the symbol was "CZCH"). The following table sets forth the reported high and low bid quotations on a calendar year basis (as adjusted for the one-for-five reverse split of Eastbrokers' Common Stock, which occurred in September 1996) of the Common Stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                COMMON STOCK
                                       -------------------------------
                                            HIGH            LOW
                                       -------------------------------

            FISCAL 1997
            First Quarter                 $ 7.5000        $4.2500
            Second Quarter                $ 7.2500        $6.0625
            Third Quarter                 $11.1250        $6.3750
            Fourth Quarter                $11.0000        $8.3750

            FISCAL 1998
            First Quarter                 $10.5000        $4.0000
            Second Quarter                $14.0000        $4.0000
            Third Quarter                 $ 5.7500        $2.0313
            Fourth Quarter                $13.0000        $3.7500

            FISCAL 1999
            First Quarter (through        $ 9.3750        $3.5625
            June 28, 1999)

      On June 28, 1999, the closing bid price for Eastbrokers' Common Stock as reported on the Nasdaq SmallCap was $3.625 per share. On that date, there were approximately 70 holders of record of Common Stock (including entities which hold stock in street name on behalf of other beneficial owners).

      Eastbrokers has not paid any cash dividends on its Common Stock to date, and does not anticipate declaration or payment of any dividends in the foreseeable future. Eastbrokers anticipates that for the foreseeable future it will follow a policy of retaining earnings, if any, in order to finance the expansion and development of its business. Payment of dividends is within the discretion of Eastbrokers' Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of Eastbrokers, among other factors.

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

      Eastbrokers has relied upon Section 4(2) of the Securities Act of 1933, as amended, for its private placement exemption, such that the sales of the securities were transactions by an issuer not involving any public offering. In each transaction, the purchasers were sophisticated and had access to information about the Company.

      On February 20, 1998, Eastbrokers sold 1,227,000 newly issued units consisting of one share of Common Stock and one Class C Warrant in a private placement for $6,135,000 in cash, or a price of $5.00 per unit (approximately 40 percent below the then current market price as of February 19, 1998.) These units were offered and sold to various accredited investors. With regard to this sale, Eastbrokers relied upon the exemption from registration under the Securities Act of 1933, as amended (the "Act") provided by Regulation D as promulgated under the Act.

      In connection with the private placement, 1,227,000 Class C Warrants were issued to the Placement Agents.

      In connection with the acquisition of Cohig & Associates, Inc., Eastbrokers issued 445,000 shares of common stock, par value $.05, of the Company to the selling corporation, Cherry Creek Investments, Ltd. During the five days before the effective date of the acquisition, the average closing price of Eastbrokers' common stock was $9.375 per share for its fully registered and unrestricted shares. Due to the nature of the restricted shares, the relatively large block of shares transferred and other various restrictive covenants regarding the final allocation of these shares, the Board of Directors assigned a value of $5.00 per share for a total value of $2,225,000 to this transaction.

      Also in connection with the acquisition of Cohig & Associates, Inc., Eastbrokers incurred an obligation to deliver 25,000 shares of common stock to J.B. Sutton, LLC as an investment banking advisory fee. To maintain consistency with the assigned valuation on the acquisition of Cohig & Associates, Inc., The Board of Directors assigned a value of $5.00 per share for a total value of $125,000 to this transaction.

      On November 25, 1998, Eastbrokers sold 10 newly issued units in a private placement consisting in the aggregate of $1,100,000 in 7 percent Convertible Debentures (the "7 percent Convertible Debentures") and Class C Common Stock Purchase Warrants to purchase 125,000 shares of Common Stock. The 7 percent Convertible Debentures were redeemed in March 1999 from a portion of the proceeds of the offering related to the issuance of the 10 percent Notes (as defined below).

      In January 1999, Eastbrokers sold 125,000 restricted shares of Common Stock in a private placement to a private investor for $4.00 per share. Eastbrokers also issued 7,500 shares of its Common Stock to a broker of EBI Securities as compensation for services rendered in connection with this transaction.

      In March 1999, Eastbrokers issued 10 percent Convertible Promissory Notes due 2003 (the "10 percent Notes") in an aggregate principal amount of $1,350,000. Holders of the 10 percent Notes have the right to convert their 10 percent Notes into shares of Common Stock at $5.75 per share. A portion of the proceeds of the Notes was used to redeem the 7 percent Convertible Debentures.

      In May 1999, we issued 5 percent Convertible Debentures due 2002 (the "5 percent Debentures") in an aggregate principal amount of $2,000,000. Holders of the 5 percent Debentures have the right to convert their 5 percent Notes into shares of Common Stock at the lesser of $5.50 per share or 90% of the average of the three lowest closing bid prices for the 20 trading days ending five days before the date of delivery of the notice of conversion. A portion of the proceeds of the Debentures will be used to expand our operations.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

    GENERAL OVERVIEW

      Prior to August 1996, we engaged in the purchase and sale of newly privatized businesses in the Czech Republic. In August 1996, we entered the Central and Eastern European investment banking and securities business through our acquisition of Eastbrokers Beteiligungs AG ("Eastbrokers AG"), an Austrian holding company providing financial services in Eastern and Central Europe through its network of subsidiaries. The acquisition of Eastbrokers AG was intended to not only provide an earnings stream from brokerage activities, but also position us to provide investment banking and corporate finance services throughout Central and Eastern Europe.

      In March 1997, we expanded our brokerage operations in the United States through the acquisition of an existing New York-based broker dealer. In May 1998, we continued the expansion of our U.S. operations through the acquisition of Cohig & Associates ("EBI Securities"), a Denver, Colorado based investment banking and brokerage firm. Currently, we operate a highly diversified investment banking and securities network, with 20 US offices and 8 international branches and affiliates located in the following countries:
Austria; Czech Republic; Poland; Kazakhstan; Croatia; Slovenia and Azerbaijan.

      Overall, 1998, was a very challenging year. First, we had to contend with the global financial crisis, which resulted in the collapse in the Asian and Russian markets and caused enormous turmoil throughout the emerging markets of Central and Eastern Europe. Second, the we had to contend with the correction in the US equities market, which devastated an already depressed small and micro-cap market. These two factors directly accounted for 77 percent of our year-end loss.

      Despite these unprecedented market conditions, we have continued to grow our assets under management, our commission revenue, underwriting fees and distribution capabilities. We have streamlined our operations in Europe and under-performing assets were sold or liquidated. We have also launched a new subsidiary, EBonline. We remain committed to our mission of building, through a acquisitions and strategic alliances, a highly successful, global, middle market, investment banking and securities firm.


    EUROPEAN OPERATIONS

      Since the acquisition of Eastbrokers AG, in August, 1996, our business strategy for European operations was to utilize its emerging market expertise in the areas of merchant banking, corporate finance, privatization and trading, in order to expand throughout Central and Eastern Europe. However, during 1998, we modified our business strategy for Europe, in response to an overall economic downturn that covered much of Central and Eastern Europe. This market downturn, which peaked in the Summer of 1998, led to sharp decreases in stock markets worldwide, particularly in Central and Eastern Europe. In addition, to falling prices, the overall liquidity throughout much of the region was significantly reduced. In order to minimize the negative effects on our financial operations, we reduced our work force in Austria and closed our operations in Slovakia, Romania, Turkey, Russia and Bulgaria. In Austria, Poland and Croatia, we made significant changes in our management and cost structures. In the Czech Republic and Hungary, we sold our operations. See "Business-Acquisitions and Dispositions During the Fiscal Year." However, we maintain an affiliate relationship with the management in Hungary. We have also re-entered the Czech Republic through the purchase of a minority interest in Stratego Invest a.s. Prague. We have also organized an office in Baku, Azerbaijan. At the time of this filing, this office was in its development stage.

      Despite the negative sentiment in emerging markets during 1998, we believe that Central and Eastern Europe's ultimate unification into the European Economic and Monetary Union, will lead to a significant increase in investor interest in the region. This potential increase in the emerging market interest will benefit those firms that have had existing operations in the region. We also intend to maintain our solid long-term involvement in the region and to continue to providing our clients with quality brokerage and investment banking services. We also intend to expand its operations into other markets of Western Europe through possible acquisitions, mergers, joint ventures or strategic relationships.

      Since our acquisition of EBI Securities in May 1998, our European subsidiaries have had direct access to the US securities marketplace. We expect that during 1999, our two main subsidiaries, EBI Securities and WMP Bank AG ("WMP"), will cross market, to their respective retail and institutional clientele, their research, corporate finance and trading opportunities. We believe that it is possible to significantly increase the overall revenues if EBI Securities, through WMP, is successful in marketing US securities to Western European institutional clientele, and vice-versa.

AUSTRIA

      Austria's real economic growth was 2.5 percent in 1997, which was higher than projected mainly due to the solid expansion of real goods exports of 15.3 percent. This favorable development was mainly attributable to an increase in foreign trade activity and gains in Austria's export markets. Austria's exports continued to be strong in 1998, with 8.5 percent annual growth, while imports declined slightly from 9.2 percent in 1997, to 8.3 percent in 1998. Currently, the 1999, year is estimated to have approximately the same export growth.

      Austria's 1998, Gross Domestic Product ("GDP") increased 3.3 percent, substantially above the 2.5 percent in 1997. During 1999, GDP is expected to increase at a 2.8 percent rate. Most forecasts for the year 2000, show approximately the same rate of growth. Austria's accession into the European Union and the opening-up of Eastern Europe has helped Austrian exports advance from 37 percent in 1994, to 44 percent in 1996. In addition, the stabilization of European exchange rates largely reversed the downward trend of the real effective exchange rate in the prior years. Real effective exchange rate dropped
2.6 percent in 1997, and narrowed to minus 0.5 percent in 1998 and an expected minus 0.3 percent or break even in 1999.

      Beginning in 1993, the devaluation of the weak currencies had gradually undermined Austria's competitiveness. This changed in 1996 and 1997, due to the establishment of the EMU, and a cumulative improvement of the real effective exchange rate of 5.4 percent in 1996, and 1997. The confluence of this development and wage moderation significantly increased the competitiveness of the Austrian economy during the past three years, returning it to the level it held in the early 1990s.

      At 5.1 percent of GDP, the federal budget deficit was at its highest level since 1995. By 1997, it had been reduced to 2.7 percent, then to 2.6 percent in 1998, and is projected to remain at about the same level this year. This was done through public spending and tax increases, in order so that Austria could meet the fiscal convergence criteria determined by the Maastricht Treaty. In the opinion of management, the outlook for the Austrian economy in 1999 and 2000, is very positive. In its most recent projections, the Austrian Institute for Economic Research projects growth rates of 2.8 percent and 3.0 percent for 1999, and 2000, respectively. Interest rates, as measured by an average commercial credit, declined from 7.82 percent in 1995, to 6.96 percent in 1996, 6.50 percent in 1997, and 6.39 percent by August 1998. The overall economic and political situation in Austria has been very stable and the government has worked diligently to reduce budgetary pressure. The annual budget deficit was
82.3 billion ATS in 1998, 107.l billion ATS in 1996, and 65.7 billion ATS in 1997. Inflation increased in 1992 by 4.1 percent then continued to drop to 3.6 percent in 1993, 3.0 percent in 1994, 2.2 percent in 1995, 1.9 percent in 1996, and 1.3 percent in 1997 and 1.2 percent in the first half of 1998.

      We operate two subsidiaries in Austria, Eastbrokers AG, the holding company for its European operations, and WMP, the Company's Austrian broker-dealer. During 1998, we significantly streamlined the operations of Eastbrokers AG, reducing its overall expenditures by approximately 75 percent. As the holding company for all European operations, Eastbrokers AG divested itself of its Hungarian, Slovakian, Romanian, Turkish, Russian and Bulgarian operations.

      WMP has historically generated revenue from sales and trading of Central and Eastern European securities and also market making on the Austrian Equos (electronic quotation order) system for equities and the PATS (partly assisted traded) system for options and warrants. During 1999, WMP's plans include the broadening of its business into three areas. First, WMP has hired an asset management team and portfolio management director in order to increase WMP's assets under management. WMP also intends to broaden its client base to include not only Austrian clients, but also clients located in Italy, Switzerland and other Western European countries. Second, due to the expansion of the Xetra system (the German electronic system), we expect that all Austrian stocks currently quoted on the Equos system will cease trading on Equos and resume trading on the Xetra. Since WMP is expected to be able to qualify as a market maker on the Xetra, we will continue to make markets in the Austrian stocks as well as have access to market making in German stocks. Third, WMP intends to develop online trading for US equities in the Austrian market and is reviewing the possible expansion of online trading for Austrian and German stocks.

      In order to facilitate these developments mentioned above, WMP intends to raise additional equity capital in 1999. In order for us to maintain our majority equity position in WMP, we will have to increase our equity interest prior to any financing, so that dilution will not reduce our ownership below 51 percent. In order to accomplish this, we intend to combine Eastbrokers AG and WMP into a single entity. This will also result in the elimination of Eastbrokers AG's overhead costs. If successfully completed, WMP would own Eastbrokers operations in Poland, Czech Republic, Slovenia, Croatia, Kazakhstan and Azerbaijan.

POLAND

      Poland has the fastest growing economy in the region and its reforms helped minimize the turmoil caused by the Russian crisis and the Balkan war. Poland is expected to grow by 4.0 percent in 1999 and 5.5 percent in 2000, as compared to 4.8 percent in 1998. The government is continuing to privatize the largest companies and the stock market has helped a great deal in this privatization process.

      The Warsaw Stock Exchange is highly regulated and follows the French model. The transparency of this market and the protection afforded minority shareholders has generated both customer confidence and foreign investor interest. In 1996, the main market index rose nearly 90 percent while the index of the twenty most capitalized firms increased 82 percent. The stock market continued to perform well in 1997, and continued to increase through May, 1998. At that time, the Warsaw Stock Exchange Index reached a record high of over 18,000. Unfortunately, this market was affected by the Asian and Russian economic crises. By mid-October 1998, the Warsaw Stock Exchange Index had dropped by over 40 percent to below 11,000. However, as of mid 1999, the Warsaw Stock Exchange Index has recovered to almost 16,000.

      Poland's current GDP growth of 4.8 percent is the highest in the former Soviet block. Poland was able to reduce its inflation rate by more than one half from 13.7 percent to 6.3 percent. This gave the Polish central bank the platform to lower the discount rate from 24.5 percent to 15.5 percent. However, Poland's unemployment rate increased from 10.4 percent in 1998, to the current rate of
12.1 percent.

      Currently, the country is in a period of economic stability with interest rates and inflation heading lower and its currency, the Polish Zloty, appears to be stabilizing against the major currencies. The Zloty was 3.9115 per U.S. dollar as of June 21, 1999, slightly weaker than the 3.4 per U.S. dollar the previous year. For 1996, inflation was approximately 18 percent, a drop of approximately 3 percent from 1995 levels but still higher than in many transition economies. Inflation remained at approximately 18 percent for much of 1997 before dropping to 13.7 percent in 1998. In 1999, inflation has dropped substantially, to only 6.3 percent annual rate or over one half of the 1998 rate.

      Eastbrokers WDM SA is a Polish broker-dealer and specialist on the Warsaw Stock Exchange. Eastbrokers WDM SA generates revenue from four main sources: commissions from retail clients, investment banking fees from initial public offerings, sponsorship fees on the Warsaw Stock Exchange, and principal trading and specialist fees. During 1998, Eastbrokers WDM SA was affected by the downturn in the Polish market. Revenue was reduced in all categories and the number of underwritings declined. In October 1998, a new management team was hired and costs were lowered through reductions in personnel, office expenditures, and the sales staff was changed from a salary-based to a commission-based compensation plan. These changes, together with the increased strength in the Polish market resulted in an increase in performance at the end of 1998. In 1999, Eastbrokers WDM SA expects to further increase its revenue and market share. Eastbrokers WDM SA also expects to launch a similar online trading system as other Eastbrokers subsidiaries.

CZECH REPUBLIC

      The Czech Republic's GDP dropped to only a 1 percent in 1998, and is currently at a minus 2.7 percent rate for 1999. Industrial production, after an exceptionally strong 10.5 percent in 1998, dropped to 6.5 percent in April 1999, and for the first four months of 1999, dropped another 8.5 percent compared to the same period in 1998. GDP per capita dropped from $11,566 in 1998, to $10,787 in 1999. The largest drop came in mining, which was down 19 percent from a year ago. The largest production increases were in woodworking products, paper, the publishing industry and transportation. Work productivity dropped 1.5 percent on a year to year basis, while real wages grew 3.5 percent and nominal wages 6.1 percent.

      The budget  deficit  decreased  from a minus 1 percent in 1998, to a minus
1.6 percent. The unemployment rate increased from 5.4 percent in 1998 to 8.2 percent to date. The number of unemployed as of May 1999, reached 421,574 or 146,223 more that at the same time a year ago. This has had an impact on inflation and interest rates. The Consumer Price Index fell 0.l percent in May 1999, as compared to an increase of 0.l percent a year before. Year-on-year growth of the Consumer Price Index was 2.4 percent in 1999, versus 13 percent in May 1998. As the result, the Central Bank decreased the discount rate from 13 percent to 6 percent.

      Despite a recession, the Czech economy is still attracting significant foreign investments which amounted to $6.2 billion in 1998, and $8.7 billion rate in the first quarter of 1999. Direct foreign investment doubled in 1998, with services accounting for 29 percent, the financials sector 19 percent, transportation 12 percent, machinery 10 percent and others 22 percent. Domestic demand, after dropping from 8 percent in 1996, to minus 3 percent in 1998, is running now at a plus 1 percent and is expected to recover to 2 percent by 2000.

      Between 1995 and 1996, the "second wave" of the mass privatization was ending and the "third wave" was beginning. During this time, foreign competitors began entering the brokerage and investment banking industry. In the fourth quarter of 1996, the Czech stock markets began showing signs of instability and the overall market began a steep decline. The market drop was a partial result of the outflows of foreign capital due to profit taking and institutional investors adjusting their portfolios to focus on other more regulated Eastern European markets.

      During 1998, the Czech stock market was also severely impacted by the global financial crisis. In addition, the Czech Republic was criticized for not establishing proper securities regulations. In response to these criticisms, the Czech government recently adopted new securities legislation and is in the process of establishing a Securities Commission based upon the model provided by the U.S. Securities and Exchange Commission. Two of the major goals of this legislation are to increase the transparency of the market and to afford minority shareholders greater protection. In June 1998, we sold our operations in the Czech Republic. However, we were able to re-enter the market on favorable terms and conditions through our purchase, by WMP, of 49 percent of Stratego Invest.

      In 1998, Stratego Invest was one of the more stable brokerage firms in the Czech Republic. Even in the difficult year of 1998, Stratego Invest accounted for a significant amount of the volume on the Prague Stock Exchange. Stratego Invest's volume of executed transactions continued to increase and in 1998, it was CZK 53 billion ($1.5 billion USD), which represents an annual increase of more than 30 percent.

      Stratego Invest generates its revenue from trading, corporate finance and asset management. In trading, Stratego Invest continued to enlarge its international business activities by securing a foreign currency license, primarily for US, Germany and Great Britain currencies. In connection with the substantial interest of clients in transactions in these markets, the Company strengthened its team by hiring brokers who have had many years of experience in foreign trading. This international expansion is also leading Stratego Invest to develop an online trading system for US equities in conjunction with EBI Securities. Stratego Invest believes that this system will be functional during the summer of 1999. In corporate finance, due to depressed economic conditions, corporations sought corporate finance alternatives. In order to best manage this opportunity, Stratego Invest invested into a dedicated subsidiary, which it named SI Corporate Finance, a.s. In asset management, the average yield of Stratego Invest's asset managers were above the most advantageous interest rates of time deposits, despite the official index of the Prague Stock Exchange, which decreased by more than 20 percent in 1998. This exceptional performance has lead to the increase in assets under management.

      Stratego Invest attaches great  importance to public  relations.  Stratego
Invest provides a bulletin for its clients which is an important source of information both for the investors and the general public. Stratego Invest publishes its investment recommendations, which are widely quoted in major newspapers and economic magazines, and its statistics serve as background material for Czech television news. An important source of information on events in the Czech capital market can be found on Stratego Invest's internet home page (HTTP://WWW.STRATEGO.CZ.).

SLOVENIA AND CROATIA

      Sloevenia's current annual inflation rate is 6.5 percent, which is the lowest rate since 1991. A long period of subdued wage growth, a fall in import prices, the real appreciation of the Slovenian Tolar ("SIT") against the German Mark and stronger competition in the domestic market contributed to the stabilization of prices. After two years, the SIT appreciated significantly in 1998. It increased by 4 percent in real terms against a basket of currencies measured by relative consumer prices. The high rate of SIT appreciation through June 1998, was followed by the SIT's depreciation in the second half of 1998, mainly triggered by interventions on the part of the Bank of Slovenia. After improving substantially in the first quarter of 1998, GDP decreased throughout the end of the year. Annual economic growth of 3.9 percent was slightly behind expectations of 4 percent. Unlike in 1997, when export demand was the driving force behind economic growth, domestic demand played a major role in 1998. The main reason for the fall in Slovenia's exports was the deterioration of the economic situation in its trading partners, resulting from the impact of the Asian and Russian financial crises. Total exports of goods rose by 8.4 percent, and the Russian share in total exports dropped from 3.9 percent to 2.6 percent. The rise in total imports of goods (10.4 percent in real terms) exceeded the rise in exports. Net foreign capital inflows dropped considerably compared to 1997, due to the lower inflow of foreign direct investment, decreased foreign investments in securities and the decreased borrowing of domestic companies abroad. The registered unemployment rate in 1998, was 14.5 percent, compared to
14.4 percent in 1997. The surveyed unemployment rate in 1998, was 7.9 percent compared to 7.4 percent in 1997. In 1998, the budget deficit amounted to 0.9 percent of estimated GDP, general government revenues rose by 6.5 percent in real terms while general government expenditures increased by 5.2 percent in real terms.

      Slovenia was confirmed as an EU Associate Member on February 1, 1999, with full membership expected in the year 2002. The current EU members are still preoccupied with the EURO integration and potential Y2K problems, therefore, corporate takeover activity has been deferred. Starting in the first quarter of 2000, it is anticipated that foreign takeovers of two Slovenian pharmaceuticals will begin, while closed-end investment funds that hold these shares will be possible takeover candidates themselves.

      In 1998, Eastbrokers Slovenia improved its financial situation and increased its annual turnover on the Ljubljana Stock Exchange by 390 percent and its assets under management by 274 percent. In 1999, the emphasis of Eastbrokers Slovenia will be fee-based, recognizing that 1999 will be a transition year that management believes will provide significant returns on investment in the year 2000. Partial pension reform has been passed by Parliament, which has already encourage retail clients to invest in stocks. When a more complete pension reform is passed, it is anticipated that trading and portfolio management volume will increase dramatically. Revenues will be generated from increased transaction commissions due to an enhanced trading facility, the establishment of an internet site which will offer research reports for a fee, the management of clients' portfolios, retainers from major European companies seeking information on local legislative conditions, and advisory fees on takeovers. The target for assets under management by year end 1999 is 4 billion SIT($25 million) or more than double the 1998 year end number.

      During 1998, our operations in Croatia were significantly reduced in reaction to the Yugoslavian crisis. We intend to maintain a presence in this market on a limited basis during 1999.

KAZAKHSTAN AND AZERBAIJAN

      Kazakhstan is located in mid Asia, between China and Russia and is geographically as large as Western Europe and one third as large as the United States, but has only 17 million people. Kazakhstan has the second largest oil reserve in the world, after Saudi Arabia. It has vast resources of natural gas and one quarter of the world's uranium, as well as significant reserves of gold. Since its independence, Kazakhstan has suffered economically with high inflation and declining industrial output. However, over the past two years, the country is starting to resurrect its faltering economy. After a major GDP drop of nearly 14% in 1994, the GDP increased 1% in 1996, 2% in 1997 and in 1998. Inflation was reduced from 17% in 1997 to 10% in 1998. Money raised from privatization will largely offset the budged deficit. Foreign investment is significant at a rate of $1.6 billion in 1997 and nearly $2 billion in 1998. Almost every major international petroleum company has a presence in this market. The Kazakh economy has seen extensive privatization with 21 energy businesses and 34 mining companies privatized in 1997.

      During 1998, Eastbrokers Kazakhstan Securities House, Ltd. was one of the largest market makers on the Kazakhstan Stock Exchange. A significant part of our revenue was generated through principal trading activities. Our decision to focus on generating this type of revenue was due in part to the elimination of the capital gains tax in Kazakhstan. In 1999, we intend to expand our revenue base to include mergers and acquisition fees, advisory fees and corporate finance fees. We also intend to market our services to the country pension funds.

      We have also organized an office in Baku, Azerbaijan. At the time of this filing, this office was in its development stage.


    UNITED STATES OPERATIONS

EBI SECURITIES CORPORATION

      Subsequent to the acquisition of Eastbrokers AG, we commenced expansion of our brokerage operations in the United States. Our goal was to build a strong US brokerage presence that would enable it to distribute European middle market, corporate finance product in the US and also to provide its European operations access to US corporate finance product, trading and research capabilities. In the Spring of 1997, the we purchased our first U.S. based broker-dealer, Eastbrokers North America, Inc. During the process of establishing Eastbrokers North America, we were approached by numerous U.S. based broker-dealers interested in being acquired by us. We believe that consolidation within the securities industry, particularly in the United States, is inevitable. This consolidation can be attributed to the current volatility prevailing in the financial markets, the higher degree of capital needed to maintain solid brokerage functions and the increased regulatory environment. We have decided that as a well-capitalized, entrepreneurially managed, international, publicly-traded, investment banking firm, we would be particularly appealing to the sellers of medium size brokerage firms. In addition, we believe that the purchase and roll-up of complementary securities businesses both in the United States and in Europe, can be financed by the issuance of our Common Stock.

      In May 1998, we made a significant step in our roll-up strategy in the United States. We acquired all of the outstanding common stock of Cohig & Associates, Inc., a Denver, Colorado based investment banking and brokerage firm. Following the acquisition, we changed the name of Cohig & Associates, Inc. to EBI Securities Corporation. The office space previously occupied by Eastbrokers North America, has been converted into a branch office of EBI Securities. We believe that EBI Securities will be the first in a series of acquisitions targeting other successful medium size investment banking and brokerage firms.

      EBI Securities operates 20 retail brokerage offices in 16 cities across the United States. These offices include 10 company owned branches, and 10 franchise branches employing over 200 people, of which 190 are registered representatives. EBI Securities is registered as a broker-dealer with the SEC and is licensed in 50 states and the District of Columbia. It is also a member of the NASD and the Securities Investor Protection Corporation ("SIPC"). Customer accounts are insured to $25 million under the SIPC excess insurance program. EBI Securities operates pursuant to the exemptive provisions of SEC Rule 15c3-3 (k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis. Since its inception Cohig/EBI has participated in the underwriting and/or co-underwriting of over $400 million in initial and secondary equity and debt offerings for over 30 public U.S. companies.

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

      EBI Securities has primarily operated as a retail brokerage firm focusing on individual investors with a full service approach which the company augmented with corporate finance, proprietary research and trading activities. EBI Securities provides its brokerage clients with a broad range of traditional investment products and services. EBI Securities also strives to establish itself with investors and corporate finance clients through its commitment to a professional but personalized service. Its trading department makes markets in approximately 100 securities which include its investment banking clients and those securities that its research department has identified as promising, small to middle-market, potentially high growth companies. The investment banking departments' mission is to enhance and develop the capital structures of small to middle market emerging growth companies through private placements, bridge financing, and public offerings in order to enable the firm's corporate finance clients to capitalize on promising business opportunities, favorable market conditions, and/or late stage product development.

      EBI Securities is actively realigning itself in order to create additional revenue growth that leverages existing resources and creates a more stable base of revenue. The potential result is increased growth internally, which compliments external growth through acquisitions. Several initiatives that EBI Securities has undertaken in this regard are as follows:

      1. Fixed Income. In December 1998, EBI Securities added a fixed income department. This group is responsible for the underwriting, trading, retail distribution and research of government, municipal and corporate bonds. This group adds an additional profit center to the three existing divisions of retail, corporate finance and equity trading and also creates synergies with the other departments. As EBI Securities works to broaden the product base of its retail brokers and their customers, the fixed income department creates new product through underwritings or independent research ideas. Additionally, the fixed income department allows EBI Securities corporate finance to capture business that would not have been previously available.

      2. Asset Allocation. EBI Securities has developed an in-house asset allocation program to augment the breadth of the sales force's efforts. This in house system was developed utilizing industry software which, along with additional marketing materials, is customized for the firm. This approach represents an investment strategy which is based on a Noble Prize winning study called "Modem Portfolio Theory" (MPT). MPT's basis is that people can create "optimal" risk vs. return portfolios by mixing varying amounts of different asset classes according to their correlation to one another. Many market studies suggest that asset allocation rather than individual investment selection accounts for over 90 percent of a typical portfolio's returns. EBI Securities concurs with this notion, and as a result, is educating the sales force to utilize the program. The results have been very favorable and effective tool for gathering assets. EBI Securities believes that the new communication systems that are being implemented and which will be available at the desk top level to all brokers, will also enhance the sales forces ability utilize the asset allocation model.

      3. Managed Money. In keeping with the changes in the retail brokerage business, EBI Securities is actively entering the field of managed money and wrap fee compensation arrangements in place of the more traditional fee per transaction approaches. In short, the managed money approach charges the client a flat annual percentage of the money managed rather than a fee for each transaction. Many people believe that this approach better aligns the investment advisor's goals with that of the client. This approach requires some additional accounting and registration procedures, both of which have been set in motion by the firm and its applicable business partners. EBI Securities intends to hire additional salespeople with managed money experience in addition to actively re-educating the existing sales force.

      4. Premier Customer Accounts. The formation of an account for the firm's biggest customers may allow better utilization of several of the initiatives mentioned above. In addition, this sort of account may also give a customer a good introduction into several other parts of the business. The most obvious of these is online trading. Others include joint ventures and cross selling opportunities with local community banks, mortgage companies, investment sites and others.

      5. Retail Expansion. Currently, EBI Securities is focusing on filling its existing retail space in order to improve efficiencies. EBI Securities also believes that retail expansion through additional offices will be most effective if it occurs in and around the corporate headquarters in Denver, Colorado. EBI Securities believes that creating a more visible sales force around the corporate headquarters will create a number of efficiencies on several fronts.

These locations make it easier and less expensive to manage from a corporate perspective. In addition, economies of scale are created in terms of advertising and community development, which can help to enhance the EBI Securities name and make it a more recognizable entity amongst retail clients, corporate finance clients and additional salespeople.


EBONLINEINC.COM, INC.

      In April 1999, we organized a new subsidiary, EBonlineinc.com, Inc. in conjunction with A1 Internet.com, Inc. A1 provides comprehensive, cost-effective Internet technology solutions to businesses and organizations with a total turnkey approach. Services are designed to enable companies to operate more efficiently by outsourcing their Internet work, communications, e-commerce, and database needs. A1 offers web development, design, connectivity, database applications, distance learning, and information integration programs. Services include web programming, e-commerce, web-site hosting, national leased line connections, dial-up, xDSL, and e-mail access. A1 Internet.com Inc.'s ISP website is: HTTP://WWW.A1IS.COM

      EBonline is a Web-based business consisting of a website globally accessible via the Internet, designed to facilitate merger, acquisition and corporate finance activity. The site attracts businesses looking to sell, make an acquisition, seek a merger or joint venture partner, obtain debt or equity capital or simply gain exposure within the international investment banking community. In addition, the site attracts accredited investors looking for investment opportunities.

      EBonline will derive its revenue from three initial sources: monthly membership fees, banner advertising income and consulting fees from syndicate members. Syndicate members will be made up of recognized financial services firms that have been selected from around the world. They have met EBbonline's standards for professionalism and integrity and they have agreed to provide financial advisory services, write research and expose the qualifying companies to the investment community. The broad exposure provided to these companies may attract institutional investors and public interest. The syndicate members will also be able to electronically make available to all accredited investors of the site any offering memoranda. We believe that EBonline's approach to connecting businessmen and investors to a group of recognized financial professionals is truly unique, cost effective and efficient.

      We believe that the combination of finance and the internet will differentiate EBonline from its competition. Other similarly focused sites offer business listings and matching services, but none are backed by an international group of emerging growth financial specialists such as EBonline.

      In April 1999, EBonline launched the initial version of its website, at URL address HTTP://WWW.EBONLINEINC.COM. In early July 1999, EBonline intends to launch version 2.0 of its website (same address). EBonline has retained EBI Securities as its investment banker for the purposes of raising capital in the Company's second quarter. EBonline is also in the process of merging into a publicly traded entity which the Company believes will enhance EBonline's ability to raise capital, make acquisitions and hire personnel, through the use of stock incentive plans.

RESULTS OF OPERATIONS

      See Note 1 of the Notes to Consolidated Financial Statements for the twelve months ended March 31, 1999, for an explanation of the basis of presentation of the financial statements.

      For the twelve months ended March 31, 1999, we generated consolidated revenues in the amount of $32,951,480, compared to $10,342,976, for the previous twelve months ended March 31, 1998. Total revenues were significantly higher than the previous periods due to the acquisition of EBI Securities, which contributed approximately $15,877,822, from May 14, 1998, (the date of acquisition of EBI Securities - see Note 3 to the Consolidated Financial Statements).

      We incurred total consolidated costs and expenses of $39,332,732, for the twelve months ended March 31, 1999, compared to $15,010,815, for the previous twelve months ended March 31, 1998. Total costs and expenses for the twelve months ended March 31, 1999, are significantly higher than the previous periods due to the acquisition of EBI Securities, which contributed approximately $18,763,724, from May 14, 1998, (the date of acquisition of EBI Securities (see
Note 3 to the Financial Statements).

      Our loss before provision for income taxes and minority interest in earnings of subsidiaries was $6,381,252, for the previous twelve months ended March 31, 1999, compared to a loss of $4,667,839, for the twelve months ended March 31, 1998. Our provision for income taxes and minority interest in earnings of subsidiaries for the twelve month periods are attributed solely to our European operations, and are primarily related to WMP and Eastbrokers Budapest Rt.

      We reported a consolidated net loss of $5,911,848, for the twelve months ended March 31, 1999, compared to a consolidated net loss of $3,676,607 for the twelve months ended March 31, 1998. Of the $5,911,848, consolidated net loss for 1999, approximately $1,335,518 was from operations and approximately $4,576,330, was from the following one time items: $2,650,000 for trading losses due to inventory adjustments incurred in August, September and December 1998;
$1,426,330 was for the disposition and liquidation of three of our European operations (Romania, $158,248, Hungary, $491,886 and Slovakia, $776,197) and approximately $500,000 was a reserve against an outstanding receivable.

      For the twelve months ending March 31, 1999, our operations were impacted by the global financial crisis that occurred during the Summer of 1998. Specifically, during this period, our European operations experienced a slowdown in its commission, trading and corporate finance business. Second, our European operations incurred costs related to the reduction of the workforce in several of its European offices. Third, in the US, EBI Securities incurred higher costs associated with the expansion of its operations in New York, California and Colorado. In addition, EBI Securities experienced a continued slowdown in its gross commission revenue through October. However, revenue at EBI Securities increased significantly in November through the end of March, 1999. And fourth, we continued to incur higher than expected legal and consulting fees through October, mainly due to costs associated with the completion of its audit for the fiscal year ended March 31, 1998, which was completed on October 30, 1998.

      On March 31, 1999, we had total assets of $48,880,039, and total liabilities of $23,614,002, compared to $44,431,509, and $18,093,930, respectively, on March 31, 1998. As of the date of this filing, we believe that we have adequate liquidity to meet our current obligations. However, no assurances can be made as to our ability to meet our cash requirements in connection with any expansion of our operations or any possible business combinations.

      On November 25, 1998, in order to increase its working capital, Eastbrokers sold 10 newly issued units in a private placement consisting in the aggregate of $1,100,000 in 7 percent Convertible Debentures and Series C Warrants to purchase 125,000 shares of Common Stock. Eastbrokers has the right to redeem the Convertible Debentures on or before March 24, 1999, at 115 percent of the aggregate price or $1,265,000. In March 1999, Eastbrokers redeemed the debenture in full. Eastbrokers paid an additional 14,000 shares of its common stock for interest.

      In January, 1999, Eastbrokers sold 125,000 restricted shares of its common stock in a private placement to a private investor for $4.00 per share. Eastbrokers also issued 7,500 shares of its common stock to a broker at EBI Securities Corporation as a commission in connection with this transaction.

      In March 1999, we issued 10 percent Convertible Promissory Notes due 2003 (the "10 percent Notes") in an aggregate principal amount of $1,350,000. Holders of the 10 percent Notes have the right to convert their 10 percent Notes into shares of Common Stock at $5.75 per share. A portion of the proceeds of the Notes was used to redeem the 7 percent Convertible Debentures.

      In May 1999, we issued 5 percent Convertible Debentures due 2002 (the "5 percent Debentures") in an aggregate principal amount of $2,000,000. Holders of the 5 percent Debentures have the right to convert their 5 percent Notes into shares of Common Stock at the lesser of $5.50 per share or 90% of the average of the three lowest closing bid prices for the 20 trading days ending five days before the date of delivery of the notice of conversion. A portion of the proceeds of the Debentures will be used to expand our operations.

      The cash flows for nine month period ended March 31, 1999, reflect the volatile nature of the securities industry and the reallocation of our assets indicative of a growing organization. The change in the foreign currency translation adjustment is primarily related to the fluctuations in our functional currencies to the U.S. dollar. The U.S. dollar and its unexpected strength coupled with the unexpected weakness of the European currencies (including the German Deutsche mark) have negatively impacted our overall
earnings  as  well  as  the  cumulative  translation  adjustment.   The  primary
functional currencies affecting the Company are as follows: U.S. Dollar, Austrian Schilling, Czech Koruna, Hungarian Forint, Slovak Koruna and the Polish Zloty.

      As a broker/dealer in securities, we will periodically acquire positions in securities on behalf of our clients. As disclosed in "Note 2 - Financial Instruments", we have title to various financial instruments in the countries in which we operate. Certain of these investments may be characterized as relatively illiquid and potentially subject to rapid fluctuations in liquidity. Those securities are classified as "available for sale securities".

      While investing in the emerging markets of Central and Eastern Europe involves risk considerations not typically associated with investing in securities of U.S. issuers, we believe that such considerations are outweighed by the benefits of diversification and potentially superior returns.

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

      Our earnings are subject to wide fluctuations since there are many factors over which we have little or no control. In particular, the overall volume of trading, the volatility and general level of market prices, and fluctuations in foreign currency exchange rates are important variables which may significantly affect its operations.

   FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

      The U.S. Dollar and its unexpected strength coupled with the unexpected weakness of the European currencies (including the German Deutchmarke) have negatively impacted the Eastbrokers Group's overall earnings as well as the cumulative translation adjustment. The primary functional currencies affecting us are as follows: U.S. Dollar, Austrian Schilling, Czech Koruna, and the Polish Zloty.

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

   VIABILITY OF OPERATING RESULTS

      The Eastbrokers Group, like many other securities firms, is directly affected by general economic conditions and market conditions, changes in levels of interest rates, and demand for the Eastbrokers Group's investment and merchant banking services in the countries where its primary operations are located. The Eastbrokers Group is further affected by changes in valuations of the local currencies to the U.S. Dollar (the functional currency of the Eastbrokers Group) in the regions in which it operates, the interest of foreign investors in the local economies, and governmental regulations restricting the repatriation of profits. In some of the countries where we have operations (E.G., Kazakhstan, Czech Republic, Slovenia, Croatia, Poland and Azerbaijan), the local currencies are referred to as "soft" or "exotic". Soft currency is the currency of a nation where a person can exchange the currency only with difficulty. Soft currency countries typically have minimal amounts of currency reserved for exchange purposes. As such, there are very few, if any, cost effective hedging strategies available to us or potential investors.

      All of these factors have an impact on the Eastbrokers Group's net gain from securities transactions, underwriting, and commissions revenues. In periods of reduced market activity, profitability is adversely affected because certain expenses, consisting primarily of non-officer compensation and benefits, communications, occupancy, and general and administrative expenses remain relatively constant.

   LIQUIDITY AND CAPITAL RESOURCES

      The Eastbrokers Group's statements of financial position reflect a liquid financial position as cash and cash equivalents convertible to cash represent 5 percent and 16 percent of total assets at March 31, 1999, and March 31, 1998.

      The Eastbrokers Group is subject to net capital and liquidity requirements in the local jurisdictions in which it operates. As of March 31, 1999 and 1998, the Eastbrokers Group was in excess of its minimum net capital and liquidity requirements in all jurisdictions in which it operates.

      The Eastbrokers Group finances its operations primarily with existing capital and funds generated from its diversified operations and financing activities.

      In the opinion of management, the Eastbrokers Group's existing capital and cash flow from operations will be adequate to meet its capital needs for at least the next 12 months in light of currently known and reasonably estimable trends. The Eastbrokers Group is currently exploring its options with regards to additional debt or equity financing and there can be no assurance such financing will be available. However, the Eastbrokers Group recognizes that with increased liquidity it may be better positioned to take advantage of potential opportunities in the markets where it maintains its operations. No assurances can be made as to the Eastbrokers Group's ability to meet its cash requirements subsequent to any further business combinations.

      In April 1997, Eastbrokers sold 125,000 shares of Common Stock to three individuals: Calvin S. Caldwell, Frank Huang and Jay Raubvogel for a total offering price of $750,000 or $6.00 per share. The net proceeds to Eastbrokers were $723,195. There were no underwriting discounts or commissions. The Offering was made pursuant to an exemption from registration pursuant to Rule 506 under the Securities Act.

      On February 20, 1998, Eastbrokers sold 1,227,000 newly issued units for $6,135,000 in cash, or $5.00 per unit, with each consisting of one share of Common Stock and one Class C Warrant. This price was approximately 40 percent below the then current market price. These units were offered and sold to various accredited investors. With regard to this sale, Eastbrokers relied upon the exemption from registration pursuant to Rule 506 under the Securities Act.

      In June 1998, the Eastbrokers Group largest European subsidiary, WMP, successfully raised 60 million Austrian Schillings (approximately $4,800,000
USD) in a bond offering. The Eastbrokers Group originally intended to utilize these proceeds to enhance and further develop its European trading activities. The bonds were issued in denominations of 10,000 Austrian Schillings (approximately $800 USD at the then current exchange rates), bear an annual interest rate of 7.5 percent, payable at maturity, and mature in June 2002. In December 1998, the Eastbrokers Group redeemed approximately 45 million Austrian Schillings of these bonds. The Eastbrokers Group intends to redeem the remaining bonds in the future.

      In June 1998, Eastbrokers sold 73.55 percent of its interest in Eastbrokers Prague a.s. for 15 million Austrian Schillings. Eastbrokers recognized a profit from the sale of Prague of approximately $1,312,000, at the then current exchange rates. This amount is reflected in the revenue section under gain on sale of interest in subsidiary.

      On November 25, 1998, Eastbrokers sold 10 newly issued units consisting in the aggregate of $1,100,000 in 7 percent Convertible Debentures and Series C Warrants to purchase 125,000 shares of common stock. The 7 percent Convertible Debentures were redeemed in March 1999 from a portion of the proceeds related to the issuance of the 10 percent Notes.

      In January 1999, Eastbrokers sold 125,000 shares of Common Stock for $500,000. With regard to this sale, the Company relied upon the exemption from registration pursuant to Rule 506 under the Securities Act.

      In March 1999, we issued 10 percent Convertible Promissory Notes due 2003 (the "10 percent Notes") in an aggregate principal amount of $1,350,000. Holders of the 10 percent Notes have the right to convert their 10 percent Notes into shares of Common Stock at $5.75 per share. A portion of the proceeds of the Notes was used to redeem the 7 percent Convertible Debentures.

      In May 1999, we issued 5 percent Convertible Debentures due 2002 (the "5 percent Debentures") in an aggregate principal amount of $2,000,000. Holders of the 5 percent Debentures have the right to convert their 5 percent Notes into shares of Common Stock at the lesser of $5.50 per share or 90% of the average of the three lowest closing bid prices for the 20 trading days ending five days before the date of delivery of the notice of conversion. A portion of the proceeds of the Debentures will be used to expand our operations.

   EFFECTS OF INFLATION

      The Eastbrokers Group maintains operations in several economies that are considered inflationary. To the extent that inflation results in rising interest rates and devaluation of the local currencies in relation to the U.S. Dollar, or has other adverse affects on securities markets and on the value of securities held by the Eastbrokers Group in inventory, it may affect the Eastbrokers Group's financial position and results of operations.


   NEW ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128. The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 was adopted by us beginning with the interim reporting period ended December 31, 1997. The adoption did not affect previously reported earnings per share amounts.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement was adopted by us beginning with the fiscal year ended March 31, 1999.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement was adopted by us for the fiscal year ended March 31, 1999. In the initial year of application, comparative information for earlier years is to be restated.

      In June 1998, the FASB issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. At this time, we do not believe that this statement will have a significant impact on us.

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

      The  Eastbrokers  Group is currently  in the process of a systems  upgrade unrelated to the Year 2000 issue. In conjunction with this upgrade, the Eastbrokers Group is in the process of establishing a program to address issues associated with the Year 2000. To ensure that the Eastbrokers Group's computer systems are Year 2000 compliant, the Eastbrokers Group has been reviewing its systems and programs to identify those that contain two-digit year codes, and the Eastbrokers Group intends to replace them in conjunction with the systems upgrade provided by the Baan Corporate Office Solutions. In addition, the Eastbrokers Group is in the process of contacting its major external counterparties and suppliers to assess their compliance and remediation efforts and the Company's exposure to them.

      In addressing the Year 2000 issue, the Eastbrokers Group has divided its program into six phases:

          (1) the Inventory phase, involving the identification of items that may be affected by Year 2000 compliance issues, including facilities and related non-information technology systems (embedded technology), computer systems, hardware, and services and products provided by third parties;

          (2) the Assessment phase, involving the evaluation of items identified in the Inventory phase to determine which will function properly with the change to the new century, and the prioritizing of items which will need remediation based on their potential impact to the Eastbrokers Group;

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

          (5) the Implementation phase consists of placing all items that have been remediated and successfully tested into operation; and

          (6)     the   Integration   phase,   involving   the  testing  of  the
                  Eastbrokers Group's business critical systems in a future time environment with external entities.

      As of June 25, 1999, the Eastbrokers Group had substantially completed the Inventory phase and was also conducting the procedures associated with the Assessment, Remediation, Testing and Implementation phases. The Eastbrokers Group expects to complete the Inventory and Assessment phase in the third calendar quarter of 1999. The Remediation and Testing phases with respect to business critical applications have been completed. The Implementation phase is expected to be completed by the end of the third calendar quarter of 1999. The Integration phase will commence at the time the Eastbrokers Group receives its new operating system which is expected to be implemented in July 1999 and will continue through 1999. In addition, the Eastbrokers Group will identify the major business relationships of the Eastbrokers Group by the end of the second calendar quarter of 1999, and many of them will be tested as soon thereafter as practicable. The Eastbrokers Group will continue to survey and communicate with counterparties, intermediaries and vendors with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year 2000 issues. As of April 30, 1999, the Eastbrokers Group has not yet received sufficient information from all parties about their remediation plans to predict the outcomes of their efforts. In particular, Management believes the level of awareness and remediation efforts relating to the Year 2000 is issue less advanced in the Central and Eastern European markets in which the Company conducts business than in the United States.

      There are many risks associated with the Year 2000 issue, including the possibility of a failure of the Eastbrokers Group's computer and non-information technology systems. Such failures could have a material adverse effect on the Eastbrokers Group and may cause systems malfunctions, incorrect or incomplete transaction processing resulting in failed trade settlements, the inability to reconcile accounting books and records, the inability to reconcile trading positions and balances with counterparties, inaccurate information to manage the Eastbrokers Group's exposure to trading risks and disruptions of funding requirements. In addition, even if the Eastbrokers Group successfully remediates its Year 2000 issues, it can be materially and adversely affected by failures of third parties to remediate their own Year 2000 issues. The failure of third parties with which the Eastbrokers Group has financial or operational relationships such as securities exchanges, clearing organizations, depositories, regulatory agencies, banks, clients, counterparties, vendors and utilities, to remediate their computer and non-information technology systems issues in a timely manner could result in a material financial risk to the Eastbrokers Group.

      If the above mentioned risks are not remedied, the Eastbrokers Group may experience business interruption or shutdown, financial loss, regulatory actions, damage to the Eastbrokers Group's global franchise and legal liability. The Eastbrokers Group is currently unable to quantify the adverse effect such risks impose, but management believes that if the Year 2000 issue is not remedied there could be a material adverse effect on the Eastbrokers Group's financial position and results of operation.

      The Eastbrokers Group does not have business continuity plans in place that cover the Year 2000 issue. The Eastbrokers Group intends to evaluate Year 2000 specific contingency plans during 1999 as part of its Year 2000 risk mitigation efforts.

      Based upon current information, the Eastbrokers Group estimates that the total cost of implementing its Year 2000 initiative will be between $750,000 and $1,500,000, including the cost of its general systems upgrade. The Year 2000 costs include all activities undertaken on Year 2000 related matters across the Company, including, but not limited to, remediation, testing (internal and external), third party review, risk mitigation and contingency planning. Through June 25, 1999, the Eastbrokers Group estimates that it has expended approximately $600,000 on the Year 2000 project. These costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred.

      The Eastbrokers Group's expectations about future costs and the timely completion of its Year 2000 modifications are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the effective timing of remediation efforts include the success of the Eastbrokers Group in identifying computer programs and non-information technology systems that contain two-digit year codes, the nature and amount of programming and testing required to upgrade or replace each of the affected programs and systems, the nature and amount of testing, verification and reporting required by the

Eastbrokers Group's regulators around the world, including securities exchanges, central banks and various governmental regulatory bodies, the rate and magnitude of related labor and consulting costs, and the success of the Eastbrokers Group's external counterparties and suppliers, as well as worldwide exchanges, clearing organizations and depositories, in addressing the Year 2000 issue.

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

      The Eastbrokers Group is currently in the process of a systems upgrade unrelated to the year 2000 or Euro issues. In the course of this upgrade and addressing the Year 2000 issue, the Eastbrokers Group will be installing new software that is Euro capable and will evaluate any potential problems identified that could be related to the Euro issue. The Eastbrokers Group is also monitoring the compliance of its software suppliers in addressing this issue. Based on a recent evaluation, the Eastbrokers Group has determined that material costs and resources will not be required to permit its computer systems to properly handle Euro reporting and transactions.

SELECTED FINANCIAL DATA

      The historical selected financial data set forth below for the respective periods are derived from our financial statements included elsewhere in this Form 10-KSB and should be read in conjunction with those financial statements and notes thereto. Those financial statements have been audited by Spicer, Jeffries & Co., independent certified public accountants. Spicer, Jeffries & Co.'s report with respect thereto appears elsewhere in this Form 10-KSB.


                                                          March 31,           March 31,
                                                            1999                1998
                                                       ------------          -----------

   BALANCE SHEET DATA
     Assets                                            $48,880,039           $44,431,509
     Liabilities                                        23,614,002            18,093,930
     Minority interest in consolidated subsidiaries      7,619,233             7,173,873
     Stockholders' equity                               17,646,804            19,163,706

   STATEMENT OF OPERATIONS DATA
   REVENUES
     Operating revenues, net                           $29,770,618           $ 8,884,364
     Interest, dividends & other revenues                1,908,288               401,107
     Equity in earnings of unconsolidated affiliates       (39,483)               32,076
                                                       -----------           -----------
                                                        31,639,423             9,317,547

   EXPENSES
     Operating expenses                                 37,906,402            15,010,815

     Net loss                                          $(5,911,847)          $(3,676,607)

     Net loss per share                                $     (1.23)          $     (1.17)

                                      -38-

LIL
ITEM 7.  FINANCIAL STATEMENTS

   Historical Financial Statements
     Independent Auditor's Report............................................ 40
     Consolidated Statements of Financial Condition.......................... 41
     Consolidated Statements of Operations................................... 42
     Consolidated Statements of Comprehensive Income......................... 43
     Consolidated Statements of Changes in Shareholders' Equity.............. 44
     Consolidated Statements of Cash Flows................................... 45
     Notes to Consolidated Financial Statements.............................. 46

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Eastbrokers International Incorporated

We have audited the accompanying consolidated statements of financial condition of Eastbrokers International Incorporated and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastbrokers International Incorporated and subsidiaries as of March 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                       /S/ Spicer, Jeffries & Co.

                                          SPICER, JEFFRIES & CO.









Denver, Colorado
June 29, 1999

                    EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                           MARCH 31,       MARCH 31,
                                                             1999            1998
                                                         ------------    ------------
ASSETS
   Cash and cash equivalents                             $  2,214,705    $  7,156,702
   Cash and securities segregated for regulatory
      purposes or deposited with clearing
      organizations                                            50,431         986,233
   Securities purchased under agreements to resell                  -         887,170
   Securities borrowed                                      1,653,742             -
   Receivables
      Customers                                             4,140,016       4,819,958
      Broker dealers and other                              2,356,965       4,404,608
      Affiliated companies                                  2,103,929       2,286,277
      Related to disposition of subsidiary                  1,782,814       1,493,913
      Financial institutions                                  549,938       1,018,642
      Receivable from shareholders and
        executive officers                                  3,787,339         517,221
      Other                                                 3,414,674       1,890,212
   Securities owned, at value
      Government and agencies                                       -         692,428
      Corporate debt                                        1,876,229               -
      Equities and other                                   11,665,327       7,985,484
   Net assets held for resale                               1,836,442       2,362,873
   Furniture and equipment, at cost (net of
      accumulated depreciation and amortization
      of $xxx,xxx and  $766,898, respectively)              2,061,612       1,142,281
   Deferred taxes                                           5,499,245       4,162,615
   Goodwill, net                                            2,215,910       2,073,774
   Other assets and deferred amounts                        1,670,721         551,118
                                                         ------------    ------------
        Total Assets                                     $ 48,880,039    $ 44,431,509
                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Short-term borrowings                                 $  2,408,354    $  2,570,499
   Advances from affiliated companies                       4,699,821          31,937
   Payables
      Customers                                             2,684,343       5,405,464
      Broker dealers and other                              2,833,028       6,169,159
   Securities sold not yet purchased, at value
      Government and agencies                               1,036,428               -
      Equities and other                                    1,567,290               -
   Accounts payable and accrued expenses                    1,185,551         727,512
   Other liabilities and deferred amounts                   1,994,925       1,118,179
                                                         ------------    ------------
                                                           18,409,740      16,022,750

   Deferred tax                                                     -           51093
   Long-term borrowings                                     5,204,262       2,020,087
                                                         ------------    ------------
        Total liabilities                                  23,614,002      18,093,930
                                                         ------------    ------------
   Minority interest in consolidated subsidiaries           7,619,233       7,173,873
                                                         ------------    ------------
   Commitments and contingencies
   Shareholders' equity
      Preferred stock; $.01 par value;
      10,000,000 shares authorized; no shares
      issued and outstanding at March 31, 1999
      and 1998, respectively                                        -               -
      Common stock; $.05 par value; 10,000,000 shares
      authorized; 5,160,250 and 4,297,750
      shares issued and outstanding at
      March 31, 1999 and 1998, respectively                   258,013         214,888
      Paid-in capital                                      29,650,450      25,614,348
      Accumulated deficit                                 (10,158,283)     (4,246,436)
      Notes receivable - common stock
         and warrants                                        (893,214)       (313,133)
      Accumulated other comprehensive income               (1,210,162)     (2,105,961)
                                                         ------------    ------------
        Total shareholders' equity                         17,646,804      19,163,706
                                                         ------------    ------------
        Total Liabilities and Shareholders' Equity       $ 48,880,039    $ 44,431,509
                                                         ============    ============


                See notes to consolidated financial statements.

                          EASTBROKERS INTERNATIONAL INCORPORATED
                                 (A DELAWARE CORPORATION)

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         FOR THE YEARS
                                                                        ENDED MARCH 31,
                                                                    ------------------------
                                                                        1999        1998
                                                                    -----------  -----------

Revenues
   Commissions                                                      $ 14,246,465    $  2,539,260
   Investment banking                                                  2,165,753         807,803
   Interest and dividends                                              1,908,288         401,107
   Principal transactions, net
      Trading                                                          2,370,734       4,738,701
      Investment                                                       7,671,982        (462,221)
   Gain on sale of interest in subsidiary                              1,312,057               -
   Gain on sale of investment - related party                                          1,025,429
   Other                                                               3,315,684       1,260,821
   Equity in earnings of unconsolidated affiliates                       (39,483)         32,076
                                                                    ------------    ------------
        Total revenues                                                32,951,480      10,342,976
                                                                    ------------    ------------

Costs and expenses
   Compensation and benefits                                          15,830,533       3,818,549
   Brokerage, clearing, exchange fees and other                        9,195,493       1,163,171
   General and administrative                                          2,608,037       3,476,026
   Occupancy                                                           2,389,741         997,814
   Communications                                                      1,962,495         698,688
   Consulting fees                                                     1,446,669       2,233,543
   Interest                                                            1,340,421         746,821
   Professional Fees                                                   1,075,393         213,913
   Travel                                                                792,163         622,722
   Office supplies and expense                                           738,223         435,173
   Loss on disposition of subsidiary                                     491,886               -
   Loss on liquidation of subsidiaries                                   934,444               -
   Depreciation and amortization                                         527,233         604,395
                                                                    ------------    ------------
        Total costs and expenses                                      39,332,731      15,010,815
                                                                    ------------    ------------

Loss before provision for income taxes and
   minority interest in earnings of
   subsidiaries                                                       (6,381,251)     (4,667,839)

Benefit for income taxes                                                 789,315         640,163
Minority interest in earnings of subsidiaries                           (319,911)        351,069
                                                                    ------------    ------------
Net loss                                                             $(5,911,847)    $(3,676,607)
                                                                    ------------    ------------

Weighted average number of common shares outstanding
   Basic and diluted                                                   4,800,551       3,149,009
                                                                    ------------    ------------

Loss per common share
   Basic and diluted                                                      $(1.23)         $(1.17)
                                                                    ------------    ------------

                See notes to consolidated financial statements.

                         EASTBROKERS INTERNATIONAL INCORPORATED
                                (A DELAWARE CORPORATION)

                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                        FOR THE YEARS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                         1999          1998
                                                     ------------   ------------


Net loss                                             $(5,911,847)   $(3,676,607)

   Other comprehensive income (loss)
      Foreign currency translation adjustments           895,799     (1,475,152)
      Unrealized holding gains                                 -        246,794
      Less: recovery of unrealized holding losses              -       (246,794)
                                                     -----------    -----------
Comprehensive income (loss)                          $(5,016,048)   $(5,151,759)
                                                     -----------    -----------

                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1999

                                                                                  UNREALIZED
                         COMMON STOCK                                  TREASURY    LOSS ON                ACCUMULATED
                   ----------------------                               STOCK &   AVAILABLE   CUMULATIVE     OTHER
                                   PAR       PAID-IN     ACCUMULATED      NOTE     FOR SALE   TRANSLATION COMPREHENSIVE
                      SHARES      VALUE      CAPITAL       DEFICIT     RECEIVABLE INVESTMENTS ADJUSTMENT     INCOME        TOTAL
                   -----------  ---------  ------------  ------------  ---------  ---------  -----------  -----------  ------------
Balances at March
  31, 1997           2,923,000    146,150    19,314,883      (569,829)  (213,750)  (246,794)    (630,809)    (877,603)   17,799,851
  Issuance of
   common stock
     in private
     placement         125,000      6,250       716,945             -          -          -            -            -       723,195
   Retirement of
     treasury stock    (45,000)    (2,250)     (211,500)            -    213,750          -            -            -             -
   Issuance of
     common stock
     in compensation
     for services       10,000        500        65,480             -          -          -            -            -        65,980
   Issuance of
     common stock
     to officer for
     note receivable    50,000      2,500       297,500             -   (300,000)         -            -            -             -
   Net unrealized
     gain on
     investments             -          -             -             -          -    246,794            -      246,794       246,794
   Issuance of
     common stock
     in private
     placement       1,227,000     61,350     5,354,619             -          -          -            -            -     5,415,969
   Exercise of
     stock options       7,750        388        49,987             -          -          -            -            -        50,375
   Sale of
     subsidiary
     stock                   -          -        26,434             -          -          -            -           -         26,434
   Net loss                  -          -             -    (3,676,607)         -          -            -           -     (3,676,607)
   Accrued interest
     on note
     receivable              -          -             -             -    (13,133)         -            -           -        (13,133)
   Cumulative
     translation
     adjustment              -          -             -             -          -          -   (1,475,152) (1,475,152)    (1,475,152)
                   -----------  ---------  ------------  ------------  ---------  ---------  -----------  -----------  ------------
Balances at
  March 31, 1998   $ 4,297,750  $ 214,888  $ 25,614,348  $ (4,246,436) $(313,133) $       -  $(2,105,961) $(2,105,961) $ 19,163,706
   Issuance of
     common stock
     in Cohig &
     Assoc.
     acquisition       470,000     23,500     2,326,500             -          -          -            -           -      2,350,000
   Redemption
     of note
     receivable              -          -             -             -    335,304          -            -           -        335,304
   Issuance of
     common stock
     to officer
     for note
     receivable        200,000     10,000       690,000             -   (700,000)         -            -           -              -
   Issuance of
     common stock
     to officer
     for note
     receivable         50,000      2,500       147,500             -   (150,000)         -            -           -              -
   Issuance of
     common stock
     in private
     placement         125,000      6,250       463,750             -          -          -            -           -        470,000
   Exercise of
     stock options      10,000        500        69,500             -          -          -            -           -         70,000
   Issuance of
     common stock
     in compensation
     for services        7,500        375        29,625             -          -          -            -           -         30,000
   Issuance of
     warrants in
     connection with
     debt offerings          -          -       283,581             -          -          -            -           -        283,581
   Issuance of
     warrants to
     officers for
     note receivables        -          -        25,646             -    (25,646)         -            -           -              -
   Net loss                  -          -             -    (5,911,847)         -          -            -           -     (5,911,847)
   Accrued interest
     on notes
     receivable              -          -             -             -    (39,739)         -            -           -        (39,739)
   Cumulative
     translation
     adjustment              -          -             -             -          -          -      895,799     895,799        895,799
                   -----------  ---------  ------------  ------------  ---------  ---------  -----------  -----------  ------------
Balances at
  March 31, 1999   $ 5,160,250  $ 258,013  $ 29,650,450  $(10,158,283) $(893,214) $       -  $(1,210,162) $(1,210,162) $ 17,646,804
                   -----------  ---------  ------------  ------------  ---------  ---------  -----------  -----------  ------------


                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       FOR THE YEARS ENDED
                                                                                                            MARCH 31,
                                                                                               ------------------------------------
                                                                                               1999                1998
                                                                                               -----------------   ----------------

Cash flows from operating activities
     Net loss                                                                                  $     (5,911,847)   $    (3,676,607)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
           Minority interest in earnings of subsidiaries                                                319,911           (351,069)
           Losses on dispositions of subsidiaries                                                     1,426,330                  -
           Gain on sale of subsidiary                                                                (1,312,057)        (1,025,429)
           Allowance for doubtful accounts                                                              549,938                  -
           Depreciation and amortization                                                                527,233            604,395
           Deferred taxes                                                                              (919,768)        (2,305,662)
           Other                                                                                       (410,572)           104,368

        Changes in operating assets and liabilities
           Cash and securities segregated for regulatory purposes
              or deposited with regulatory agencies                                                     914,625             82,415
           Securities purchased under agreements to resell                                              887,170           (478,305)
           Securities borrowed                                                                       (1,653,742)                 -
           Receivables                                                                               (3,851,453)        (3,744,971)
           Securities owned, at value                                                                (2,239,065)        (6,443,982)
           Other assets                                                                                (696,035)           827,875
           Payables
              Customers                                                                               1,366,143          4,353,654
              Brokers, dealers and others                                                            (2,988,422)         5,208,933
           Accounts payable and accrued expenses                                                        (77,837)          (879,123)
                                                                                               -----------------   ----------------

Net cash provided by (used in) operating activities                                                 (14,069,448)        (7,723,508)
                                                                                               -----------------   ----------------

Cash flows from investing activities
     Net proceeds from (payments for)
        Net cash acquired on acquisition of EBI Securities                                              970,056                  -
        Investments in affiliates                                                                      (386,345)          (264,036)
        Sales of interests in subsidiaries                                                            2,159,204                  -
        Investments held for resale                                                                    (526,431)         2,378,054
        Capital expenditures                                                                         (1,384,072)          (289,070)
                                                                                               -----------------   ----------------

Net cash provided by (used in) investing activities                                                     832,412          1,824,948
                                                                                               -----------------   ----------------

Cash flows from financing activities
     Net proceeds from (payments for)
        Net proceeds from private placement                                                             500,000          6,139,164
        Short-term financings                                                                                 -         (1,339,183)
        Advances from affiliates                                                                      4,850,232                  -
        Securities sold under agreements to repurchase                                                        -         (1,200,793)
        Proceeds from long term debt                                                                  3,284,426          1,085,713
        Dividends paid to minority interests on subsidiary's stock                                     (190,277)                 -
        Other                                                                                           104,702            102,575
                                                                                               -----------------   ----------------

Net cash provided by (used in) financing activities                                                   8,549,083          4,787,476
                                                                                               -----------------   ----------------

Foreign currency translation adjustment                                                                (254,044)         1,400,162
                                                                                               -----------------   ----------------

Increase (decrease) in cash and cash equivalents                                                     (4,941,997)           289,078

Cash and cash equivalents, beginning of year                                                          7,156,702          6,867,624
                                                                                               -----------------   ----------------

Cash and cash equivalents, end of year                                                          $     2,214,705    $     7,156,702
                                                                                               -----------------   ----------------

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                       FOR THE YEARS ENDED
                                                                                                            MARCH 31,
                                                                                               ------------------------------------
                                                                                               1999                1998
                                                                                               -----------------   ----------------


Supplemental disclosure of cash flow information
     Cash paid for income taxes                                                                 $       130,789    $       261,633
                                                                                               -----------------   ----------------

     Cash paid for interest                                                                     $       335,116    $       173,560
                                                                                               -----------------   ----------------


     Non-cash transactions
        Eastbrokers International shares issued as part of
           EBI Securities Corporation acquisition                                               $     2,350,000    $             -
                                                                                               -----------------   ----------------

        Retirement of treasury stock                                                            $             -    $       213,750
                                                                                               -----------------   ----------------

        Eastbrokers International shares issued in compensation for services                    $        30,000    $        65,980
                                                                                               -----------------   ----------------

        Issuance of Eastbrokers International Class C warrants
           in connection with debt offerings                                                    $       283,581    $             -
                                                                                               -----------------   ----------------

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

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

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates. See Note 19 -"Significant Estimates."

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

      FISCAL YEAR-END

      The fiscal year-end of Eastbrokers International Incorporated and its U.S. subsidiaries is March 31.

      FISCAL YEAR-END OF THE COMPANY'S EUROPEAN SUBSIDIARIES

      The fiscal year-end of the Company's European Subsidiaries is December 31. These subsidiaries are included on the basis of closing dates that precede the Company's closing date by three months.

      FINANCIAL INSTRUMENTS

      Proprietary securities transactions, commission revenues and related expenses are recorded on a trade date basis. Securities owned and securities sold, but not yet purchased are recorded at fair value with resulting net unrealized gains and losses reflected in earnings. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations and recent price activity. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular security. The Company has no investments in derivatives.

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Securities borrowed transactions facilitate the settlement process and may require the Company to deposit cash or other collateral with the lender.

      OTHER RECEIVABLES

      From time to time, the Company provides operating advances to select companies as a portion of its merchant banking activities. These receivables are due on demand.

      UNDERWRITINGS

      Underwritings include gains, losses, and fees, net of syndication expenses arising from securities offerings in which the Company acts as an underwriter or agent. Underwriting fees are recorded at the time the underwriting is completed and the income is reasonably determinable. The Company reflects this income in its investment banking revenue.

      FEES

      Fees are earned from providing merger and acquisition, financial restructuring advisory, and general management advisory services. Fees are recorded based on the type of engagement and terms of the contract entered into by the Company. The Company reflects this income in its investment banking revenue.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to report the fair value of financial instruments, as defined. Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts which approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument.

      Securities owned and securities sold, but not yet purchased are carried at fair value. Assets which are recorded at fair value consist largely of short-term receivables and include reverse repurchase agreements, securities borrowed and certain other receivables. Similarly, the Company's short-term liabilities are recorded at contracted amounts approximating fair value. The estimated fair value of the Company's long-term borrowings, based on market rates of interest and similar maturities, approximates their carrying value or contracted amounts.

      TRANSLATION OF FOREIGN CURRENCIES

      Assets and liabilities of operations in foreign currencies are translated at year-end rates of exchange, and the income statements are translated at weighted average rates of exchange for the year. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," gains or losses resulting from translating foreign currency financial statements, net of hedge gains or losses and their related tax effects, are reflected in cumulative translation adjustments, a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in earnings.

      FURNITURE, AND EQUIPMENT

      Furniture and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful life of the related assets ranging from three to ten years.

      COMMON STOCK DATA

      Loss per share is based on the weighted average number of common stock and stock equivalents outstanding. The outstanding warrants and stock options are currently excluded from the earnings per share calculation as their effect would be antidilutive.

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

      CASH AND CASH EQUIVALENTS

      For  purposes  of  the  consolidated  financial  statements,  the  Company considers all demand deposits held in banks and certain highly liquid investments with maturities of 90 days or less other than those held for sale in the ordinary course of business to be cash equivalents. NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      GOODWILL

      Goodwill is amortized on a straight-line basis over periods from 5 to 25 years and is periodically evaluated for impairment on an undiscounted cash flow basis. The accumulated amortization was $62,492 and $132,015 for the years ended March 31, 1999 and 1998, respectively.

      RECLASSIFICATIONS

      Certain amounts in the prior year have been reclassified to conform to the current year's presentation.

NOTE 2.   CASH AND SECURITIES SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS

      Cash and securities segregated for regulatory purposes or as deposits with clearing organizations was $50,431 and $986,233 as of March 31, 1999 and 1998, respectively.

NOTE 3.   FINANCIAL INSTRUMENTS

      Financial instruments owned consist of the Company's proprietary trading and investment accounts, securities purchased under agreements to resell, and investments held for resale. The Company's financial instruments, at estimated fair market value, are as follows:

                                               March 31,        March 31,
                                                  1999            1998
                                              -------------    ------------
Securities purchased under agreements to
resell
    Sovereign government debt - Austria       $        --      $  887,170
                                              -------------    ------------

Securities borrowed
    Sovereign government debt - Austria       $ 1,036,430      $       --
    Corporate equities - Austria                  617,312              --
                                              -------------    ------------
                                              $ 1,653,742      $       --
                                              -------------    ------------

Securities owned at fair value
    Corporate debt - Austria                  $ 1,876,229      $       --
                                              -------------    ------------
    Corporate equities - United States        $ 2,972,800      $       --
    Corporate equities - Austria                8,009,235(1)    6,587,220(2)
    Corporate equities - Hungary                       --         410,244
    Corporate equities - Czech Republic                --              --
    Corporate equities - Slovak Republic               --          84,074
    Corporate equities - Poland                   145,725         760,552
    Corporate equities - Other                    537,567         143,394
                                              -------------    ------------
                                              $11,665,327      $7,985,484
                                              -------------    ------------

   Sovereign government debt
    Austria                                   $        --      $  621,353
    Hungary                                            --          71,075
                                              -------------    ------------
                                              $        --      $  692,428
                                              -------------    ------------

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998



NOTE 3.   FINANCIAL INSTRUMENTS (CONTINUED)

(1) As of March 31, 1999, the Company has significant concentrations in the securities portfolio. A description of these securities and their respective carrying amounts are as follows: a security of a Russian chemical producer traded on the OTC market of the Vienna Stock Exchange -- $1,420,095 and securities (both debt and equity) of a significant shareholder of the Company traded on the Vienna Stock Exchange -- $6,011,048. The Company does not have any material concentrations to high yield issuers or commitments to high-yield issuers as of the balance sheet date.

(2) As of March 31, 1998, the Company has 3 significant concentrations in the securities portfolio. A description of these securities and their respective carrying amounts are as follows: a security of a Russian chemical producer traded on the OTC market of the Vienna Stock Exchange -- $1,030,270, a security of a Bulgarian pharmaceutical company traded on the Bulgarian Stock Exchange --$3,185,630, and a security of a Bulgarian oil refinery traded on the Bulgarian Stock Exchange -- $1,354,830. All other securities are relatively liquid and the carrying value approximates the market value as of the balance sheet date. The Company does not have any material concentrations to high yield issuers or commitments to high-yield issuers as of the balance sheet date.

NOTE 4.   INVESTMENTS IN SUBSIDIARIES

      EASTBROKERS BETEILIGUNGS AKTIENGESELLSCHAFT

      Eastbrokers Vienna is an Austrian based holding company that originally had established a presence in 12 Central and Eastern European countries through its network of subsidiaries and affiliate offices. On August, 1, 1996, the Company acquired 80 percent of the outstanding stock of Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers Vienna") through the issuance of 1,080,000 shares of the Company's common stock valued at $5,400,000. As a participant in Eastbrokers Vienna's capital increase in the fiscal year ended March 31, 1997, the Company later acquired an additional 245,320 (out of a total issue of 270,000 shares) for cash, increasing its ownership percentage to 83.62 percent. In three separate transactions in November and December 1996 and March 1997, the Company purchased 81,550 additional shares, increasing its ownership percentage to approximately 94 percent.

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998



NOTE 4.   INVESTMENTS IN SUBSIDIARIES (CONTINUED)

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

      EBI SECURITIES CORPORATION

      In May 1998, the Company acquired all of the outstanding common stock of Cohig & Associates, Inc. a Denver, Colorado based investment banking and brokerage firm, in exchange for 445,000 unregistered shares of the Company's common stock and an agreement to advance $1,500,000 in additional working capital. Following the acquisition, the name was changed to EBI Securities Corporation ("EBI Securities"). The fair value of the net assets acquired under this transaction approximated $1,700,000 as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired approximated $750,000 and has been recorded as goodwill and is being amortized over 25 years on the straight-line method. EBI Securities operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

      PRO FORMA RESULTS OF OPERATIONS

      The following summarized, unaudited, pro forma results of operations for the year ended March 31, 1999 and 1998 assumes the above listed acquisition occurred at the beginning of fiscal 1998.

                                               Year Ended      Year Ended
                                               March 31,        March 31,
                                                  1999            1998
                                              -------------    ------------

    Revenues from continuing operations       $37,507,686      $28,071,825

    Net loss from continuing operations        (5,835,951)      (4,290,719)

    Net loss per share from continuing              (1.22)           (1.36)
    operations

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


NOTE 4.   INVESTMENTS IN SUBSIDIARIES (CONTINUED)

      SALES OF INTERESTS IN SUBSIDIARIES

      In June 1998, the Company sold 73.55 percent of its interest in Eastbrokers Prague a.s for 15 million Austrian schillings (approximately $1,180,000 USD at the then current exchange rates). The Company recognized a gain on the sale of this interest before taxes of approximately $1,312,000 USD, at the then current exchange rates.

      In December 1998, the Company sold its entire interest in its subsidiary, Eastbrokers Budapest RT. for 217,000,000 HUF (approximately $1,000,000 USD at the then current exchange rates). The Company recognized a loss on this sale of approximately $490,000 USD, at the then current exchange rates.

      LIQUIDATION OF INTERESTS IN SUBSIDIARIES

      The Company also has liquidated its investments Eastbrokers Romania and Eastbrokers Slovakia as of December 31, 1998. The effects are a net loss of $776,197 on the liquidation of Eastbrokers Slovakia and a net loss on the liquidation of Eastbrokers Romania of $158,247 for a total loss on liquidations of $934,444.


NOTE 5.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

      The Company also has other investments in unconsolidated affiliates through Eastbrokers Vienna. These affiliates are accounted for using the equity method of accounting. These investments are predominantly start-up operations. As of December 31, 1997, these unconsolidated affiliate investments included the following offices: Zagreb, Croatia; Ljubljana, Slovenia; Moscow, Russia; Sofia, Bulgaria; and NIF TRUD Investment Fund. As of December 31, 1998, these unconsolidated affiliate investments included the following offices: Zagreb, Croatia and Ljubljana, Slovenia. The combined carrying amounts of these investments as of December 31, 1999 and 1998 was $460,900 and $156,800, respectively.

      RECEIVABLES FROM AFFILIATED COMPANIES

      Periodically,   the   Company   provides   operating   advances   to   its
unconsolidated affiliates. These advances are generally due on demand and are not subject to interest charges.

NOTE 6.   SHORT-TERM BORROWINGS

      The Company meets its short-term financing needs through lines of credit with financial institutions, advances from affiliates, and by entering into repurchase agreements whereby securities are sold with a commitment to repurchase at a future date.

      LINES OF CREDIT

      The Company had outstanding advances on its lines of credit totaling $1,182,719 and $2,570,499 as of March 31, 1999 and 1998, respectively. As of
March 31, 1999, the Company had unsecured credit lines available of approximately $3.5 million. These lines of credit carry interest rates between
7.00 percent and 12.00 percent.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


NOTE 6.   SHORT-TERM BORROWINGS (CONTINUED)

      ADVANCES FROM AFFILIATED COMPANIES

      Periodically, the Company's subsidiaries and affiliates will provide operating advances to other members in the affiliated group. These advances are generally due on demand and are not subject to interest charges.

      UNSECURED BONDS PAYABLE

      The Company had unsecured bonds with a face value of 25 million Austrian Schillings requiring annual interest payments at 10 percent per annum which matured on July 31, 1997. These unsecured bonds were redeemed by the Company on July 31, 1997.

      In June 1998, the Company's largest Austrian subsidiary, raised 60 million Austrian schillings (approximately $4,800,000 USD) in a bond offering. The bonds bear interest at 7.5 percent, payable at maturity, and are scheduled to mature in June 2002. As of March 31, 1999, the Company has redeemed bonds equal to 44,850,000 Austrian schillings and is attempting to redeem the remaining amount outstanding.

      UNSECURED DEBENTURES

      On November 25, 1998, the Company sold 10 newly issued units in a private placement consisting in the aggregate of $1,100,000 in 7 percent convertible debentures and Class C series warrants to purchase 125,000 shares of common stock. The Company redeemed the debentures prior to its fiscal year end.

NOTE 8.   LONG-TERM BORROWINGS

      Long-term borrowings consist of the following:

                                                   March 31,        March 31,
                                                     1999             1998
                                                  ------------     ------------

Long-term   borrowing   arrangement   with  a
  financial    institution   requiring   Note
  payable  to a  finance  company,  requiring
  annual   interest   payments  which  cannot
  exceed  the 10 year  government  bond  rate
  plus   2   percent   (approximately   10.00
  percent),  principal of 12,000,000 Austrian
  Schillings,  principal  due at  maturity on
  December 31, 2001                               $ 1,023,601      $   948,000

Notes  payable  to  a  financial  institution
  requiring   quarterly   interest   payments
  computed  at  6.50  percent  on a  360  day
  year,  collateralized  by 157,061 shares of
  WMP (representing  approximately 24 percent
  of the  Company's  WMP  shares  as of March
  31,   1999),    principal   of   10,000,000
  Austrian  Schillings  and accrued  interest
  payable in full on November 30, 2001               430,912           804,308

Notes   payable  to  financial   institutions
  requiring   quarterly   interest   payments
  computed  at varying  percentages  on a 360
  day year,  with varying  maturity dates but
  all due in 1999                                         --           267,779

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


NOTE 8.   LONG-TERM BORROWINGS (CONTINUED)
                                                   March 31,        March 31,
Convertible promissory notes,  convertible at        1999             1998
  $5.75 per share of  common  stock,  secured     ------------     ------------
  by the common stock of EBI  Securities  and
  certain  securities  with a fair  value  of
  $400,000  bearing  interest  at 10  percent
  and due March 25, 2002                           1,249,749               --

Subordinated   note   payable   to   clearing
  organization,   bearing   interest   at  10
  percent and maturing on June 30, 2000            2,500,000               --
                                                  ------------     ------------
                                                  $5,204,262       $2,020,087
                                                  ------------     ------------

      The scheduled maturities of long-term debt outstanding at March 31, 1999 are summarized as follows: $225,697 in 2000, $2,986,829 in 2001, $1,991,736 in
2002.

NOTE 9.   COMMITMENTS AND CONTINGENCIES

      LEASES AND RELATED COMMITMENTS

      The Company occupies office space under leases which expire at various dates through 2003. The various leases contain provisions for periodic escalations to the extent of increases in certain operating and other costs. The Company incurred rent expense under non-cancelable operating leases in the approximate amounts of $202,000 and $131,000 for the periods ended March 31, 1999, and March 31, 1998, respectively.

      Minimum future rentals under these non-cancelable leases for the fiscal years ending 1999 through 2003 are approximately as follows: 2000 -- $1,168,000; 2001 -- $1,076,000; 2002 -- $1,063,000; and 2003 -- $896,000; 2004 -- $514,000;
thereafter $71,000 and in the aggregate $4,788,000.

      The Company's subsidiaries occupy office space under various operating leases which contain cancellation clauses whereby the Company may cancel the lease with thirty to ninety days written notice.

NOTE 10.   SHAREHOLDERS' EQUITY

      STOCK REPURCHASE

      On January 23, 1997, the Company repurchased 45,000 of its outstanding shares at $4.75 per share under a Board of Director's approved plan. Currently, no additional buy-backs are anticipated. This treasury stock was retired during the fiscal year ended March 31, 1998.

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


NOTE 10.   SHAREHOLDERS' EQUITY (CONTINUED)

      STOCK TRANSACTIONS (CONTINUED)

      In September 1997, an officer acquired 50,000 shares of Common Stock at a price of $6.00 per share in exchange for a note receivable bearing an interest rate of 8 percent in the amount of $300,000. This note was paid in full, with accrued interest in February 1999.

      On February 20, 1998, the Company sold 1,227,000 newly issued units consisting of one share of Common Stock and one Class C Warrant in a private placement for $6,135,000 in cash, or a price of $5.00 per unit (approximately 40 percent below the then current market price as of February 19, 1998.) After deducting offering expenses of approximately $899,000, the Company netted approximately $5,416,000. These units were offered and sold to various accredited investors.

      In January 1999, an officer acquired 200,000 shares of Common Stock at a price of $3.50 per share in exchange for a note receivable bearing an interest rate of 7 percent in the amount of $700,000.

      In January 1999, another officer acquired 50,000 shares of Common Stock at a price of $3.00 per share in exchange for a note receivable bearing an interest rate of 7 percent in the amount of $150,000.

      In January 1999, the Company sold 125,000 restricted shares of its common stock in a private placement to an individual investor for $4.00 per share. The Company also issued 7,500 shares of its common stock to a broker of EBI Securities as compensation for services provided in connection with this transaction.

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


NOTE 10.   SHAREHOLDERS' EQUITY (CONTINUED)

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

      CLASS C WARRANTS

      In connection with various common stock and debt offerings, the Company has issued a total of 1,505,900 Class C warrants through March 31, 1999. Each Class C Warrant entitles the holder to purchase one share of Common Stock during the period commencing February 20, 1999 and expiring February 20, 2002 at an exercise price of $7.00 per share, subject to certain adjustments. Commencing February 20, 1999 these warrants will be redeemable at a price of $.10 per warrant at any time after the closing price of the Common Stock is above $10.00 for 20 consecutive trading days. The shares underlying these warrants are subject to a "demand registration" right upon receipt of a demand for registration from a majority of the holders of the common stock and the warrants issued in this private placement. In connection with the private placement, 1,237,222 Class C Warrants were issued to the placement agents, including
312,583 Class C Warrants issued to Eastbrokers NA as one of the placement agents.

      OTHER

      Certain U.S. and non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

      Cumulative translation adjustments include gains or losses resulting from translating foreign currency financial statements from their respective currencies to USD. Increases or decreases in the value of the Company's net foreign investments generally are tax-deferred for U.S. purposes. Certain of the markets in which the Company operates (i.e., Kazakhstan and Azerbaijan) are generally reliant on the "soft" or "exotic" currencies. The Company generally elects not to hedge its net monetary investments in these markets due to the lack of availability of various currency contracts at acceptable costs.

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


NOTE 11.   STOCK OPTION PLAN (CONTINUED)

      Under the terms of the plan, stock options granted will have an exercise price not less than the fair value of the Company's Common Stock on the date of grant. Such options generally become exercisable over a three-year period and expire 5 years from the date of grant.

      A total of 35,000 options at a weighted average exercise price of $6.64 per share with exercise prices ranging from $6.50 to $7.00 per share were granted under this plan during the fiscal year ended March 31, 1997. No options were granted under this plan during the year ended March 31, 1998. As of March 31, 1999, 25,000 of these options were still outstanding. During the year ended March 31, 1999, 220,000 options were issued under this plan at a weighted average exercise price of $4.18 per share with the exercise prices ranging from $4.00 to $6.00 per share. The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions: risk-free interest rate - 4 percent; expected option life in years - 3 years; expected stock price volatility - 126.8 percent; and expected dividend yield - 0.0 percent.

      Had compensation cost been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's loss and loss per share would have been increased to the pro forma amounts indicated below:

                                        March 31,           March 31,
                                           1999               1998
                                   ---------------------------------------
Net loss
       - as reported                 $(5,911,847)        $(3,676,607)
       - pro forma                    (5,991,620)         (3,728,043)
Basic and fully diluted
 earnings per share
       - as reported                 $     (1.23)        $     (1.17)
       - pro forma                         (1.25)              (1.18)

      During the fiscal year ended March 31, 1997, an additional 200,000 options were granted outside of the plan at a weighted average exercise price of $10.00 per share and with an expiration date of August 1, 1999. At March 31, 1999, there were 445,000 options outstanding. Of this amount, 225,000 of the options outstanding were exercisable with 220,000 options subject to various vesting requirements. The weighted average fair value of the options at the various grant dates was $6.93.

NOTE 12.   RELATED PARTY TRANSACTIONS

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

      The Company entered into a one year consulting agreement dated March 31, 1997 with Dr. Sumichrast, a Director of the Company, pursuant to which Dr. Sumichrast was granted 20,000 shares of the Company's Common Stock to vest ratably over the term of the agreement. Dr. Sumichrast provided services to the

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


NOTE 12.   RELATED PARTY TRANSACTIONS (CONTINUED)

Comany during the period April 1, 1997 through September 30, 1997 and received 10,000 shares at an average price of $6.598 per share as compensation for these services.

      In December 1996, Eastbrokers Vienna loaned Dr. Muller-Tyl approximately $72,000 USD. Interest on the outstanding balance of this obligation is computed at 8 percent per annum until paid in full. Dr. Muller-Tyl was the Chief Operating Officer of the Company until his resignation in January 1998.

      The Company leases office space from General Partners Immobilenz ("GPI")(formerly Residenz Realbesitz AG ("Residenz")) for its Vienna operations pursuant to a month-to-month lease. Under the terms of the leases, the Company incurred occupancy costs of approximately 1,200,000 Austrian Schillings (approximately $95,000 USD) in the fiscal years ended March 31, 1997 and 1998. The terms of this lease were negotiated such that the Company is subject to occupancy expenses no greater than the current market rates. GPI is a subsidiary of General Partners Beteiligungs AG ("General Partners"), an Austrian holding company and the beneficial owner of 2,420,530 shares of Common Stock. Mr. Kossner, a Director of the Company and an officer of the Company from August, 1996 until November, 1996, owns approximately 30 percent of the outstanding shares of GP. He is a member of GP's Supervisory Board, WMP's Supervisory Board, the Eastbrokers AG Supervisory Board, and is a Director of the Company.

      At December 31, 1998, the Company has a receivable related to securities transactions from Mr. Kossner in the amount of 1,132,776 Austrian Schillings (approximately $97,000 USD).

      At December 31, 1998, the Company has a receivable related to share transactions from Z.E. Beteiligungs AG ("ZE") in the amount of 7,745,600 Austrian Schillings (approximately $661,000 USD). ZE is a subsidiary of General Partners.

      WMP is an Austrian broker-dealer, market maker, and member of the Vienna Stock Exchange. WMP's common stock is publicly traded on the Main Market of the Vienna Stock Exchange. From time to time, WMP will make a market in stock of companies that have a direct relationship to the Company through its Directors or Shareholders. For the year ended March 31, 1999, the Company generated profits of approximately $1,190,000 USD related to the trading of shares of these companies.

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


 NOTE 12.   RELATED PARTY TRANSACTIONS (CONTINUED)

      As of December 31, 1998, ZE, a 26.27 percent owned subsidiary of General Partners, owned approximately 25 percent of UCP Beteiligungs AG ("UCP AG"), an Austrian holding company. UCP AG, in turn, owns 27.7 percent of a Russian chemical company, UCP AOOT. Shares of UCP AOOT are listed over-the-counter on the Vienna Stock Exchange. WMP is a market maker in the shares of UCP AOOT on the Vienna Stock Exchange.

      Upon acquiring Eastbrokers Beteiligungs AG on August 1, 1996, the Company assumed a receivable in the amount of 7,387,697 ATS (approximately $704,000 USD, at the then current exchange rates) from Peter Schmid. As of December 31, 1997, the receivable increased due to cash advances to 8,046,177 ATS (approximately $635,000 USD, at the then current exchange rates). The U.S. Dollar denominated amount fluctuates based on the foreign currency exchange rate. On May 31, 1998, Mr. Schmid entered into a Non-Negotiable Term Note in the amount of 8,046,177 Austrian Schillings. This amount is reported in the Receivable from executive officer in the consolidated statement of financial condition. This Note bears interest at 8 percent per annum and matures May 31, 2000. It was collateralized by 150,000 shares of the Common Stock. On October 8, 1998, Mr. Schmid repaid 6,748,111 Austrian Schillings of the total amount due. As of March 31, 1999, Mr. Schmid did not owe any remaining balance under these arrangements.

      Periodically, the Company engages in securities transactions with URBI S.A., ("URBI"), a Spanish investment company. Mr. Kossner was a member of URBI's Supervisory Board from November 1996 through June 1998 and Mr. Schmid was a member until May 1997. All transactions between URBI and the Company were consummated at the then current market prices. At December 31, 1997, the amount due from URBI was 7,023,576 Austrian Schillings or approximately $555,000, arising exclusively from various securities transactions. This amount is reported in the Receivable from affiliated companies in the consolidated statement of financial condition. Prior to June 30, 1998, URBI had repaid all amounts due with respect to the transactions open at December 31, 1997. As of December 31, 1998, the Company had a receivable from URBI in the amount of 2,780,030 Austrian Schillings or approximately $236,000 related to transactions occurring subsequent to December 31, 1997. In addition, the Company entered into a repurchase agreement with URBI in June 1997. This repurchase agreement and the related shares of Vodni Stavby a.s., a Czech construction company, were sold to a non-affiliated Czech Republic company in October 1997.

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

      The Company conducts various business transactions with General Partners throughout the year. As of December 31, 1998, the Company was owed $3,787,339 relating to these transactions.

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


NOTE 12.   RELATED PARTY TRANSACTIONS (CONTINUED)

      In September 1997, Martin A. Sumichrast acquired 50,000 shares of Common Stock at a price of $6.00 per share in exchange for a note receivable in the amount of $300,000. This amount is recorded in the Note receivable-common stock in the consolidated statement of financial condition. This note bears interest at 8 percent per annum and is due September 15, 1999. This note was paid in full, with accrued interest in February 1999.

NOTE 13.   INCOME TAXES

      The tax benefit of $789,315 and $640,163 for the years ended March 31, 1999 and 1998 result primarily from foreign net operating loss carryforwards of the Company's subsidiaries.

      The differences between the tax benefit calculated at the statutory federal income tax rate and the actual tax benefit for each period is shown in the table below:
                                                   Year Ended       Year Ended
                                                    March 31,        March 31,
                                                      1999             1998
                                                   ------------     ------------

Tax benefit at federal statutory rate              $ 2,079,242      $ 1,587,065
State income taxes, net of federal benefit             294,794          224,991
Foreign taxes                                          130,789         (266,411)
Unrecognized benefit of net operating losses        (2,183,465)        (897,153)
Foreign currency fluctuations in deferred taxes        467,955               --
Other                                                       --           (8,329)
                                                   ------------     ------------
                                                   $   789,315      $   640,163
                                                   ------------     ------------


      The significant components of the Company's deferred tax asset and liability are as follows:

                                                   Year Ended       Year Ended
                                                    March 31,        March 31,
                                                      1999             1998
                                                   ------------     ------------

Unrecognized gain from marketable                  $    28,553      $   142,633
Adjustments to loan portfolios                          93,548               --
Capital loss carryforward                               45,445           45,445
Foreign tax credit carryforward                         32,652           32,652
Other                                                  155,701           19,428
Net operating loss carryforward                      8,327,402        5,202,856
                                                   ------------     ------------
                                                     8,683,301        5,443,014
      Valuation allowance                           (3,184,056)      (1,331,492)
                                                   ------------     ------------
                                                   $ 5,499,245      $ 4,111,522
                                                   ------------     ------------

      The  valuation   allowance  for  deferred  tax  assets  was  increased  by
$1,852,564 and $634,191 during the years ended March 31, 1999 and 1998, respectively.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


NOTE 13.   INCOME TAXES (CONTINUED)

      At March 31, 1999, the Company has a U.S. federal net operating loss carryforward of approximately $8,042,000 that may be used against future U.S. taxable income until it expires between the years March 31, 2012 and March 31, 2019. The Company also has a U.S. capital loss carryforward of approximately $118,000 USD that expires March 31, 2002 and a U.S. foreign tax credit carryforward of approximately $33,000 USD that expires between the years March 31, 1999 and March 31, 2003. At December 31, 1998, the Company has an Austrian federal net operating loss carryforward of approximately $14,500,000 USD that has no expiration date and a Polish net operating loss carryforward of approximately $825,000.

NOTE 14.   SEGMENT INFORMATION

SEGMENT AND GEOGRAPHIC AREA DATA

      The Company is primarily engaged in a single line of business as a securities broker and dealer, which comprises several classes of services, such as principal transactions, agency transactions, and underwriting and investment banking. Information regarding the Company's operations for the fiscal years ended March 31, 1999 and 1998 is as follows:

Segment information is as follows for the year ended March 31, 1999:

                                         Share of
                                         Loss of
                                      Unconsolidated   Identifiable      Net
                         Revenues       Entities          Assets         Loss
                       -----------   --------------- -------------- -----------

      Austria          $ 5,851,025   $  (39,483)     $ 34,119,145   $  (864,163)
      Hungary            1,795,804            -                 -       251,624
      Kazakhstan         7,862,783            -           698,584       122,643
      Poland               484,807            -         1,846,888      (409,260)
      Slovak Republic      595,985            -                 -       145,345
      United States     16,236,483            -        12,215,422    (5,069,249)
      Other                124,593            -                 -       (88,787)
                        ----------   ----------      -------------  ------------
            Total      $32,951,480   $  (39,483)     $ 48,880,039   $(5,911,847)
                       -----------   ----------      ------------   -----------

Segment information is as follows for the year ended March 31, 1998:
                                         Share of
                                         Loss of
                                      Unconsolidated   Identifiable      Net
                         Revenues       Entities          Assets         Loss
                       -----------   --------------- -------------- -----------

      Austria          $ 4,168,674     $  32,076     $  22,354,754  $(1,259,891)
      Czech Republic     1,287,954            -            868,961     (279,568)
      Hungary            2,108,992            -          7,533,072      214,017
      Kazakhstan           950,136            -            993,690      247,285
      Poland             1,372,325            -          2,529,672       33,585
      Slovak Republic        9,842            -          1,945,028     (428,439)
      United States        218,199            -          8,062,958   (1,981,618)
      Other                226,854            -            143,374     (221,978)
                       -----------     -----------   -------------  -----------
            Total      $10,342,976     $    32,076   $  44,431,509  $(3,676,607)
                       -----------     -----------   -------------  ------------

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

NOTE 15.   REGULATORY REQUIREMENTS

      EBI Securities is a registered broker-dealer and, accordingly, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934 (the "net capital rule"). Pursuant to the net capital provisions, EBI Securities is required to maintain a minimum net capital, as defined under such provisions. At March 31, 1999, the net capital of EBI Securities of $1,207,528 exceeded the minimum requirement by $957,528.

      Other non-U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

      The regulatory rules referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries, which in turn could limit the Company's ability to pay dividends.

NOTE 16.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

      The Company's customer activities, through its clearing agencies, involve the execution, settlement and financing of various customer securities transactions. These transactions may expose the Company to off-balance sheet risk in the event that customers are unable to fulfill their contractual obligations. In the event the customers fail to satisfy their obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices in order to fulfill the customers' obligations.

      The Company has sold securities that it does not own and it will, therefore, be obligated to purchase such securities at a future date. The Company has recorded this obligation in the financial statements at the market value or fair value of such securities. The Company may incur a loss if the market value of the securities increases subsequent to March 31, 1999.

      The Company bears the risk of financial failure by its clearing agencies. If the clearing agencies should cease doing business, the Company's receivable from these agencies could be subject to forfeiture.

NOTE 17.   CONTINGENCIES

      EBI Securities is subject to the following legal proceedings.

      USCAN FREE TRADE ZONES V. COHIG & ASSOCIATES,  INC. (EBI  SECURITIES),  ET
AL., United States District Court for the Western District of Washington. In March 1997, USCAN Free Trade Zones, Inc. ("USCAN") filed a complaint against EBI Securities and Steve Signer, an employee of EBI Securities, alleging that EBI Securities misled USCAN about the credit worthiness of a third party in connection with an introduction made by Mr. Signer. EBI Securities categorically denies this allegation. USCAN informed EBI Securities that it would be working with a certain third party to secure certain loans on behalf of USCAN which USCAN would then use to open a trading account with EBI Securities. Once EBI Securities learned of the relationship to this third party, it refused to enter into any business arrangements with USCAN as long as the third party was involved due to regulatory problems encountered in prior business dealings with this certain third party. Plaintiff alleges that as a result of Mr. Signer's referral, it lost the ability to obtain a loan and all lost profits that might have resulted. Mr. Signer was dismissed as a defendant is this case due to lack of personal jurisdiction and has received an award of fees. Plaintiff originally sought a judgment of approximately $86,000,000 in compensatory and punitive damages. However, USCAN recently stated in a pleading and during a court deposition taken in October 1998 that its damage claim had been reduced to $332,000. EBI Securities has filed counterclaims for defamation based upon certain false and defamatory representations regarding EBI Securities. The trial

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


NOTE 17. CONTINGENCIES (CONTINUED)

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

      EBI Securities also is involved in an arbitration proceeding related to the NFC Litigation entitled NATIONAL FAMILY CARE LIFE INSURANCE CO. V. PAULI COMPANY, INC., ET Al., NASDR Case No. 96-02673 (the "Arbitration"). The Arbitration panel entered an award against EBI Securities in July 1998 in favor of third-party plaintiff Pauli & Company, Inc. ("Pauli") of approximately $370,000, which was significantly below the initial award sought by Pauli of approximately $1,100,000. EBI Securities has filed a motion to vacate and plans to vigorously contest this award on appeal.

      JACK G. LARSEN, AS RECEIVER FOR SOUTHWEST INCOME, TRUST ADVANTAGE INCOME TRUST AND INVESTORS TRADING TRUST V. COHIG AND ASSOCIATES, INC. ET AL., Maricopa County Superior Court, Arizona, Case No. CV 98-20281. Plaintiff commenced this action against EBI Securities and one of its brokers in December 1998 (and process was served on EBI Securities in January 1999) seeking damages in excess of $8 million dollars against EBI Securities as well as an accounting of funds allegedly in possession of EBI Securities. Plaintiff, who apparently has been

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


NOTE 17. CONTINGENCIES (CONTINUED)

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

      YEAR 2000

      The Company has established a program to address the issues associated with the Year 2000. To ensure that the Company's computer systems are Year 2000 compliant, the Company has been reviewing its systems and programs to identify those that contain two-digit year codes, and the Company intends to replace them. In addition, a material portion of the Company's transactions are processed by its clearing agencies who are external counterparties. The Company has contacted these clearing agencies, as well as other suppliers, to assess their compliance and remediation efforts with respect to the Year 2000 problem and the Company's exposure to them. The ultimate success or failure of the corrective plan and the extent of such success or failure cannot presently be determined.

NOTE 18.   RECENT ACCOUNTING PRONOUNCEMENTS

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

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement was adopted by the Company's for the fiscal year ended March 31, 1999. In the initial year of application, comparative information for earlier years is to be restated.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998



NOTE 18.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 19.    SIGNIFICANT ESTIMATES

      As part of the preparation of its fiscal 1998 financial statements, the Company has made several valuation estimates. Such estimates could be impacted by changes in facts and circumstances in the near term. Such changes, if they occur, could have a significant effect on the Company's financial position and results of operations. The net amounts recorded related to these estimates are summarized as follows:

o An approximate $550,000 receivable from a Yugoslavian financial institution related to the Company selling its creditor position with a bankrupt company. This amount is included in financial institution receivable in the accompanying balance sheet.

o  An  approximate  $1.4 million  investment in the shares of UCP AOOT (See Note
   12), a Russian chemical company.  This amount is included in securities owned
   - corporate equities in the accompanying balance sheet.

o An approximate $724,000 receivable related to a repurchase agreement and the related shares of Vodni Stavby, a.s. This amount is included in other receivables in the accompanying balance sheet.

NOTE 20.   SUBSEQUENT EVENTS

      In February 1999, the Company's Austrian subsidiary WMP Bank AG, purchased a forty-nine (49 percent) percent equity interest in Stratego Invest a.s. Prague, a Czech securities and investment firm. The purchase price was valued at approximately $2.9 million USD at the then current exchange rates. The book value of Stratego Invest at the time of purchase was approximately 190 million Czech koruna, or approximately $6.1 million USD at the then current exchange rates.

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

      EBonlineinc.com is an internet based service (www.Ebonline.com) that will allow domestic and internationally based companies to post their businesses, match with buyers and sellers and have access to the investment banking and securities network of the Company. Eastbrokers believes that EBonlineinc.com will have potentially three revenue streams: monthly membership fees, consulting

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

NOTE 20. SUBSEQUENT EVENTS (CONTINUED)


income and banner advertising income. Eastbrokers intends to begin marketing the website in May 1999 in international print media and major search engines on the internet.

      In May 1999, the Company issued 5 percent Convertible Debentures due 2002 (the "5 percent Debentures") in an aggregate principal amount of $2,000,000. Holders of the 5 percent Debentures have the right to convert their 5 percent Notes into shares of Common Stock at the lesser of $5.50 per share or 90% of the average of the three lowest closing bid prices for the 20 trading days ending five days before the date of delivery of the notice of conversion. A portion of the proceeds of the Debentures will be used to expand our operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company has changed its accountants from Deloitte & Touche LLP to Spicer, Jeffries & Co. This change was reported in the Company's Current Reports on Form 8-K dated February 17, 1998 and March 15, 1999. The decision to change was approved by the Board of Directors. The Company did not have any disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference thereto in their report on the financial statements.

      In 1997, the Company changed its accountants from Pannell Kerr Forster PC to Deloitte & Touche LLP. This change was reported in Eastbrokers' Current Reports on Form 8-K, dated November 4, 1997 and January 22, 1998. The decision to change was approved by the Board of Directors. The reports of Pannell Kerr Forster PC on the Company's financial statements for the fiscal year ended March 31, 1997, the transition period ended March 31, 1996 and the fiscal year ended December 31, 1995 contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles. The Company has had no disagreements with Pannell Kerr Forster PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Pannell Kerr Forster PC, would have caused it to make reference thereto in their report on the financial statements.

                                    PART III

                        DIRECTORS AND EXECUTIVE OFFICERS

A. DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of Eastbrokers, their ages and positions are set forth below:

           NAME                AGE                   POSITION
           ----                ---                   --------

Martin A. Sumichrast           32      Chairman of the Board, President and
                                       Chief Executive Officer
Kevin D. McNeil                39      Executive Vice President, Secretary,
                                       Treasurer and Chief Financial Officer
Wolfgang Kossner               31      Vice Chairman of the Board
Dr. Lawrence Chimerine         59      Director
Jay R. Schifferli              39      Director
Michael Sumichrast, Ph.D.      78      Director

      Messrs. Kossner and Martin A. Sumichrast have been elected as directors, each to serve until the annual meeting of stockholders to be held during the year 2002. Mr. Jay R. Schifferli and Dr. Michael Sumichrast have been elected to serve as directors, each until the annual meeting of stockholders to be held during the year 2000. Dr. Lawrence Chimerine has been elected to serve as a director until the annual meeting of stockholders to be held in the latter half of 1999. There are no family relationships among any officers and directors of Eastbrokers, except that Michael Sumichrast, Ph.D. and Martin A. Sumichrast are father and son, respectively.

      MARTIN A. SUMICHRAST, 32, Chairman of the Board, Chief Executive Officer and President of Eastbrokers since December 1998, and Vice Chairman of Eastbrokers since March 1997; a Director of Eastbrokers since its inception in 1993. Mr. Sumichrast is a founder of the Company and was formerly Secretary and Executive Vice President and Chief Financial Officer. Mr. Sumichrast is also Chairman of Eastbrokers North America, Inc., a subsidiary of the Company. Mr. Sumichrast is also a Director of EBI Securities Corporation, Chairman of EBonline.com, Inc. and Eastbrokers North America, Inc., two subsidiaries of Eastbrokers.

      KEVIN D. MCNEIL, 39, Executive Vice President and Secretary since December 1998; and Treasurer and Chief Financial Officer since March 1997. Since August 1996, Mr. McNeil had been the comptroller of the Company. Mr. McNeil is also Secretary/Treasurer of Eastbrokers North America, Inc., a subsidiary acquired by the Company in 1996. From 1994 to 1996, Mr. McNeil served as a supervising auditor for Pannell Kerr Forster PC, an international accounting firm. From 1990 until 1994, Mr. McNeil served as a supervising auditor for Schoenadel, Marginot & Company, CPAs, a Washington D.C. regional accounting firm. Mr. McNeil is a member of the American Institute of Certified Public Accountants, the Virginia Society of Certified Public Accountants and the Internal Auditors Division of the Securities Industry Association.

      WOLFGANG KOSSNER, 31, Vice Chairman of the Board since December 1998 and a Director of Eastbrokers since August 1996. Mr. Kossner was Executive Vice President of Eastbrokers from August 1996 until November 1, 1996. Mr. Kossner is the co-founder of Eastbrokers Beteiligungs AG. From 1993 through 1995, Mr. Kossner served as the managing director of WMP Bank AG ("WMP") (formerly named WMP Borsenmakler AG), a subsidiary acquired by Eastbrokers in 1996. Prior to that, Mr. Kossner was the manager of securities trading at WMP from 1991 to 1993. Mr. Kossner presently serves on the Supervisory Boards of Eastbrokers' subsidiaries in Vienna, Ljubljana and Zagreb. Mr. Kossner is also principal and founder of General Partners Beteiligungs AG, Eastbrokers' largest stockholder.

      DR. LAWRENCE CHIMERINE, 59, Director of the Company since February 1999, is a Managing Director and Chief Economist at the Economic Strategy Institute, a position he has held since 1993. Since 1991, he also has served as President of Radnor International Consulting, Inc., an international consulting firm. Dr. Chimerine is also a director of Bank United Corp. and Bank United, Outsource International, Inc. and Sanchez Computer Associates, Inc.

      MICHAEL SUMICHRAST, Ph.D., 78, Director of Eastbrokers since 1993, was Chairman of the Board of Eastbrokers since its inception in 1993 until March 1997. From 1990 to 1994, Dr. Sumichrast served as Chairman of the Board of Sumichrast Publications, Inc., a real estate publication located in Rockville, Maryland. During this time, he also served as an economic adviser and representative of various international American companies. From 1963 to 1990, Dr. Sumichrast was the senior vice president and chief economist of the National Association of Home Builders (NAHB), a home builders' professional association.

      JAY R. SCHIFFERLI, 39, Director of Eastbrokers since January 1, 1999, is a Partner at the law firm of Kelley Drye & Warren LLP, an international law firm with offices in the United States, Europe and Asia. Mr. Schifferli joined Kelley Drye & Warren LLP in 1986, and concentrates his practice in securities and corporate law. Kelley Drye & Warren LLP is counsel to the Eastbrokers Group.

   COMPENSATION OF DIRECTORS

      DIRECTOR COMPENSATION. In April 1999, the Board adopted a company policy that eliminated all cash payments for services on the Board and attendance at Board meetings. Instead, each non-officer director of Eastbrokers will be awarded 7,500 shares of restricted stock at the time they join the Board and an annual award of 5,000 options pursuant to Eastbrokers' 1996 Stock Option Plan, as amended. Provisions of the Plan are described under "Executive Officer Compensation--1996 Stock Option Plan." The restricted stock and options were granted to each of Dr. Chimerine, Dr. Sumichrast and Mr. Schifferli at the time the policy was adopted in April 1999.

      During the fiscal year ended March 31, 1999, no fees were paid. All current directors waived such fees for the fiscal year ended March 31, 1999.

B.    COMPLIANCE WITH SECTION 16(A)

      Section 16(a) of the Exchange Act requires Eastbrokers' officers and directors, and persons who own more than 10 percent of a registered class of Eastbrokers' equity securities, to file reports of ownership of equity securities of Eastbrokers with the SEC. Officers, directors and greater-than-ten percent shareholders are required by SEC regulation to furnish Eastbrokers with copies of all Section 16(a) forms that they file.

      Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to Eastbrokers, or written representations from certain reporting persons that such persons have filed on a timely basis all reports required by Section 16(a), and without researching or making any inquiry regarding delinquent Section 16(a) filings, Eastbrokers believes that, during the fiscal year ended March 31, 1999, its directors and officers and holders of more than 10 percent of the outstanding shares of Common stock have complied with all reporting requirements under Section 16(a), except General Partners Beteiligungs AG, which did not file on a timely basis.

                             EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


                                                                                        Long Term Compensation
                                                                       --------------------------------------------------------
                               Annual Compensation                     Awards                             Payouts
                              ---------------------------------------  --------------------------------------------------------

             (a)               (b)       (c)     (d)         (e)              (f)            (g)            (h)          (i)
                                                                                          SECURITIES
                                                         OTHER ANNUAL  RESTRICTED STOCK   UNDERLYING       LTIP      ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR     SALARY    BONUS   C0MPENSATION       AWARDS($)    OPTIONS/SARS(#)  PAYOUTS  COMPENSATION
---------------------------   ----     ------    -----   ------------  ----------------  ---------------  -------  ------------

 Martin A. Sumichrast(1)      1999    $175,000  $    --        --               --           75,000          --          --
  Chairman, President         1998    $120,000  $20,000        --               --               --          --          --
  and Chief Executive         1997    $120,000  $11,000        --               --               --          --          --
  Officer

 Kevin D. McNeil(2)           1999    $ 75,000  $25,000        --               --           50,000          --          --
  Chief Financial Officer,    1998    $ 57,500  $17,250        --               --               --          --          --
  Executive Vice President    1997          --       --        --               --               --          --          --
  President of Finance,
  Treasurer, and
  Secretary

 Peter Schmid(3)              1999          --       --        --               --               --          --          --
   Former Chairman,           1998    $138,305  $30,000        --               --               --          --          --
   President and Chief        1997    $129,988       --        --               --               --          --          --
   Executive Officer




------------------

(1)   Martin A.  Sumichrast  became  Chairman of the Board,  President and Chief
      Executive Officer of Eastbrokers in December 1998, and was Vice Chairman of the Board since March 1997. Prior to that, he was Executive Vice President and Chief Financial Officer.

(2)   Kevin  D.  McNeil  became   Executive  Vice  President  and  Secretary  of
      Eastbrokers in December 1998. Prior to that, he was Chief Financial Officer and Treasurer.

(3) Mr. Schmid was the Chairman of the Board and Chief Executive Officer from March 1997 through December 15, 1998 and President of Eastbrokers from August 1996 through December 1998.

   EMPLOYMENT AGREEMENTS

      Effective January 1995, Eastbrokers entered into an employment agreement with Mr. Martin A. Sumichrast. Effective as of December 31, 1998, Mr. Sumichrast entered into a new Employment Agreement which will expire in December 2004, and will renew for a period of five years following the expiration date, unless contrary notice is given by either party. Eastbrokers also entered into an Employment Agreement, effective as of December 31, 1998 with Kevin D. McNeil, which agreement will expire in December 2002, unless contrary notice is given by either party. The annual salaries for Martin A. Sumichrast and Mr. McNeil have been initially fixed at $240,000 and $120,000, respectively, with such subsequent increases in salary during the term of the agreements as may be determined by the Board of Directors. Messrs. Martin A. Sumichrast and McNeil are each eligible to receive a quarterly performance bonus of up to 1 percent and 1/4 percent of 1 percent, respectively, of total revenue of Eastbrokers in excess of $6,000,000 per quarter. Mr. Sumichrast and Mr. McNeil have forgiven any bonuses owed to them through the period ending March 31, 1999. As an inducement for entering into each of their respective agreements, Eastbrokers has agreed to sell 200,000 shares and 50,000 shares at $3.50 and $3.00 per share of Common Stock, respectively, to Mr. Martin A. Sumichrast and Mr. McNeil, in exchange for each of Messrs. Sumichrast and McNeil issuing to Eastbrokers a promissory note in the amount of $700,000 and $150,000, respectively. On January 1, 1999, Martin A. Sumichrast and Kevin D. McNeil purchased 70,000 Placement

Agent Common Stock Warrants and 32,583 Placement Agent Common Stock Warrants from Eastbrokers N.A., respectively, in each case for an amount equal to $0.25 per warrant. Each warrant will entitle Mr. Sumichrast and Mr. McNeil, each, to purchase one (1) share of Eastbrokers' common stock at a price of $7.00 per share. Payment for the warrants will be in the form of unsecured promissory notes, with one-year terms and interest accruing at 8 percent. The agreements provide, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in employee benefits applicable to employees and executives of Eastbrokers. The agreements further provide for the use of an automobile and other fringe benefits commensurate with their duties and responsibilities. The agreements also provide for benefits in the event of disability.

      Pursuant to the agreements, employment may be terminated by Eastbrokers with cause or by the executive with or without good reason. Termination by Eastbrokers without cause, or by the executive for good reason, would subject Eastbrokers to liability for liquidated damages in an amount equal to the terminated executive's current salary and a pro rata portion of their prior year's bonus for the remaining term of the agreement, payable in equal monthly installments, without any set-off for compensation received from any new employment. In addition, the terminated executive would be entitled to continue to participate in and accrue benefits under all employee benefit plans and to receive supplemental retirement benefits to replace benefits under any qualified plan for the remaining term of the agreement to the extent permitted by law. Under the agreements, Eastbrokers is obligated to purchase insurance policies on the lives of Messrs. Martin A. Sumichrast and McNeil. Eastbrokers will pay the premiums on these policies and upon the death of the employee, the Company will receive an amount equal to the premiums it paid under the policy and the remaining proceeds will go to the employee's designated beneficiary. Eastbrokers has a one million dollar key man life insurance policy on Martin A. Sumichrast and a $500,000 key man life insurance policy on Mr. McNeil, in each case with the Company as the beneficiary.

      Effective January 1, 1999, Wolfgang Kossner, Vice Chairman of the Board, entered into a one-year Consulting Agreement with Eastbrokers. Mr. Kossner will receive compensation for his services as a consultant to the Company of 200,000 Class C Warrants, payable in equal installments on March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999. The value of the Class C Warrants will be determined for compensation purposes using the Black Schole method at the time of grant. As additional compensation under the agreement, Mr. Kossner will receive project success fees to be determined. The agreement may be terminated by Eastbrokers for cause and in the event that Eastbrokers terminates the agreement for any reason other than "for cause," Mr. Kossner shall be entitled to the remaining payments that would have otherwise been payable had his services not been terminated. The agreement also provides for full compensation and reimbursement of expenses in the event of disability.

   OPTION/SAR GRANTS

      There were no grants to any of the named executive officers or Directors of options, stock appreciation rights or similar instruments during the fiscal year ended March 31, 1998. On December 23, 1998, the Board of Directors of Eastbrokers granted stock options to Martin A. Sumichrast, Wolfgang Kossner and Kevin D. McNeil. Pursuant to these grants, Martin A. Sumichrast and Wolfgang Kossner are each entitled for 10 years to purchase 75,000 shares of Eastbrokers' Common Stock at $4.00 per share and Kevin D. McNeil is entitled for 7 years to purchase 50,000 shares of Eastbrokers' Common Stock at $4.00 per share.

   OPTION/SAR EXERCISES

      There were no exercises of options during the fiscal year ended March 31, 1997. Options for 7,750 shares of Common Stock were exercised during the fiscal year ended March 31, 1998.

   FISCAL YEAR-END OPTION/SAR VALUES

     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                OPTION/SAR VALUES


                                               Number of
                                               Securities        Value of
                                               Underlying       Unexercised
                                              Unexercised      In-The-Money
                                            Options/SARs at   Options/SARs at
                       Shares     Value        FY-End (#)        FY-End($)
                    Acquired on  Realized     Exercisable/     Exercisable/
       Name         Exercise (#)    ($)      Unexercisable     Unexercisable
        (a)             (b)         (c)           (d)               (e)
------------------------------------------------------------------------------

 Martin A. Sumichrast    0           -           0/75,000             -
 Kevin D. McNeil         0           -           0/50,000             -

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

      The total number of shares of Common Stock reserved and available for distribution as Awards under the Plan was 400,000. In October 1997, the Plan was initially amended to provide an additional 200,000 shares available for distribution. In 1999, the Plan was amended to provide an additional 250,000 shares for distribution. Currently, the total number of shares of Common Stock available under the Plan is 850,000.

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

      During the year ended March 31, 1999, 220,000 options to purchase shares of Common Stock were granted under this plan.

               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the number of shares of Eastbrokers' Common Stock owned as of June 25, 1999 by (i) each person who is known by Eastbrokers to own beneficially more than five percent of Eastbrokers' Common Stock; (ii) each of Eastbrokers' officers and directors; and (iii) all officers and directors as a group. Except as otherwise noted, the persons named in the table below do not own any other capital stock of Eastbrokers and have sole voting and investment power with respect to all shares as beneficially owned by them.

                                                                    Percentage
                               Position with          Number of         of
  Name and Address (1)          Eastbrokers             Shares        Shares
 ------------------------ ------------------------- --------------- -----------

 Martin A. Sumichrast(2)  Chairman of the Board,        390,000          7.31
                          President, Chief
                          Executive Officer and
                          Director
 Kevin D. McNeil (3)      Executive Vice                110,078          2.10
                          President, Secretary,
                          Treasurer and Chief
                          Financial Officer

 Wolfgang Kossner (4)     Vice Chairman               2,420,420         40.23
 Dr. Lawrence Chimerine   Director                       12,500           *
   (5)
 Jay R. Schifferli (5)    Director                       12,500           *
 Michael Sumichrast,      Director                       12,500           *
   Ph.D. (5)
 Peter Schmid (former
 Chairman of the Board,
 President and Chief
 Executive Officer)                                      27,775           *
 General Partners AG (6)                              2,187,920         37.83
 All Officers and
   Directors as a Group
   (6 persons)                                        2,957,998         47.24
----------------------
*     Less than 1 percent

(1) Except as otherwise noted, c/o Eastbrokers International Incorporated, 15245 Shady Grove Road, Suite 340, Rockville, Maryland 20850.

(2) 190,000 shares are owned directly by Martin A. Sumichrast, 50,000 shares are owned by Sumichrast Enterprises, Inc., a corporation of which Martin A. Sumichrast is an officer and director and the owner. Includes 150,000 shares issuable upon exercise of Placement Agent Warrants to acquire Common Stock at $7.00 per share.

(3) Includes 57,583 shares issuable upon exercise of Placement Agent Warrants to acquire Common Stock at $7.00 per share.

(4) 1,587,920 shares are owned indirectly through General Partners Beteiligungs AG, formerly KHS Beteiligungs AG ("General Partners" or "GP"), of which Mr. Kossner is a principal stockholder. 200,000 shares were owned by Karntner Landes und Hypothekenbank AG (the "Bank") as nominee for GP. Mr. Kossner may be deemed to have shared voting and investment power with respect to these shares. Also includes 32,500 shares held by the Bank as nominee for Central and Eastern European Fund ("Fund"), of which Mr. Kossner is a director. This inclusion of such Fund shares shall not be construed as an admission that Mr. Kossner is the beneficial owner of such shares. Includes 200,000 shares issuable upon exercise of options to acquire Common Stock at $10.00 per share held by GP, and 400,000 shares issuable upon the exercise of warrants to acquire Common Stock at $7.00 per share held by GP. The 400,000 shares issuable upon the exercise of warrants held by GP and 400,000 of the shares of Common Stock owned indirectly through GP.

(5) Includes 7,500 shares of restricted Common Stock and 5,000 options to acquire shares of Common Stock at $5.00 per share.

(6) Includes 200,000 shares issuable upon exercise of options to acquire Common Stock at $10.00 per share, and 400,000 shares issuable upon the exercise of warrants to acquire Common Stock at $7.00 per share. GP is including under this registration statement all such 400,000 Class C Purchase Warrants and 400,000 of its shares of Common Stock.


                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In connection with Mr. Randall F. Greene's resignation from the Board of Directors of Eastbrokers, Eastbrokers entered into a six month consulting agreement dated March 27, 1997 pursuant to which Mr. Greene was paid $24,000 and granted options to purchase 7,750 shares of Eastbrokers' Common Stock at $6.50 per share. A related letter agreement was entered into with Mr. Green on March 27, 1997, as amended by a letter dated April 29, 1997. Under the related letter agreement, Mr. Greene was paid $13,750 and granted 12,500 shares of Eastbrokers' Common Stock in full satisfaction for consulting services rendered during the period August 1, 1996 through March 31, 1997. Also pursuant to this agreement, Eastbrokers agreed to indemnify Mr. Greene against certain liabilities, the parties exchanged mutual releases and Mr. Greene agreed to sell his shares of Eastbrokers' Common Stock to the Company's primary market maker subject to certain conditions.

      Eastbrokers entered into a one year consulting agreement dated March 31, 1997 with Dr. Sumichrast, a Director of Eastbrokers, pursuant to which Dr. Sumichrast was granted 20,000 shares of Eastbrokers' Common Stock to vest ratably over the term of the agreement. Dr. Sumichrast provided services to Eastbrokers during the period April 1, 1997 through September 30, 1997 and received 10,000 shares at an average price of $6.598 per share as compensation for these services.

      In December 1996, Eastbrokers Vienna loaned Dr. Muller-Tyl approximately $72,000 USD. Interest on the outstanding balance of this obligation is computed at 8 percent per annum until paid in full. Dr. Muller-Tyl was the Chief Operating Officer of Eastbrokers until his resignation in January 1998.

      Eastbrokers leases office space from General Partners Immobilenz ("GPI")(formerly Residenz Realbesitz AG ("Residenz")) for its Vienna operations pursuant to a month-to-month lease. Under the terms of the leases, the Company incurred occupancy costs of approximately 1,200,000 Austrian Schillings (approximately $95,000 USD) in the fiscal years ended March 31, 1998 and 1999. The terms of this lease were negotiated such that Eastbrokers is subject to occupancy expenses no greater than the current market rates. GPI is a subsidiary of General Partners, an Austrian holding company and the beneficial owner of 2,187,920 shares of Common Stock. Mr. Kossner, a Director of Eastbrokers and an officer of Eastbrokers from August, 1996 until November, 1996, owns approximately 30 percent of the outstanding shares of General Partners. He is a member of General Partners' Supervisory Board, WMP's Supervisory Board, the Eastbrokers AG Supervisory Board, and is a Director of Eastbrokers.

      At December 31,1998, Eastbrokers has a receivable related to securities transactions from Mr. Kossner in the amount of 1,132,776 Austrian Schillings (approximately $97,000 USD).

      At December 31, 1998, Eastbrokers has a receivable related to share transactions from Z.E. Beteiligungs AG ("ZE") in the amount of 7,745,600 Austrian Schillings (approximately $661,000 USD). ZE is a subsidiary of General Partners.

      WMP is an Austrian broker-dealer, market maker, and member of the Vienna Stock Exchange. WMP's common stock is publicly traded on the Main Market of the Vienna Stock Exchange. From time to time, WMP will make a market in stock of companies that have a direct relationship to Eastbrokers through its Directors or Shareholders. For the year ended March 31, 1999, Eastbrokers generated profits of approximately $1,190,000 USD related to the trading of shares of these companies.

      In October 1997, WMP sold its interest in WMP Vermogensverwaltungs GmbH ("WMP GmbH"), primarily an inactive subsidiary to COR Industrieberatung GmbH, for 2.5 million Austrian Schillings (approximately $200,000 USD). The sales price approximated the cost basis of WMP GmbH at the date of disposition.

      In December 1997, Eastbrokers Vienna sold its 51 percent interest in Su(beta)warenindustrie Beteiligungs GmbH ("SWIB") to Mr. Schmid for 13 million Austrian Schillings (approximately $1,025,000 USD). Eastbrokers acquired its ownership interest in SWIB in mid-1997 for 510,000 Austrian Schillings (approximately $40,000 USD). At the time of acquisition, the principal asset of SWIB was an investment in a company which was entering bankruptcy proceedings and there was considerable uncertainty regarding the future realizable value of this asset. By December 1997, bankruptcy proceedings had progressed to a point where an estimate could be made on the net realizable value of this asset. Based on the information available at that time, SWIB's value at the date of disposition was determined by the Board of Directors to be in the range of 12 million to 14 million Austrian Schillings (approximately $950,000 to $1,100,000
USD). The sale of SWIB resulted in a gain of approximately $1.0 million USD and is included in the accompanying consolidated statement of operations.

      As of December 31, 1998, ZE, a 26.27 percent owned subsidiary of General Partners, owned approximately 25 percent of UCP Beteiligungs AG ("UCP AG"), an Austrian holding company. UCP AG, in turn, owns 27.7 percent of a Russian chemical company, UCP AOOT. Shares of UCP AOOT are listed over-the-counter on the Vienna Stock Exchange. WMP is a market maker in the shares of UCP AOOT on the Vienna Stock Exchange.

      Upon acquiring Eastbrokers Beteiligungs AG on August 1, 1996, Eastbrokers assumed a receivable in the amount of 7,387,697 ATS (approximately $704,000 USD, at the then current exchange rates) from Mr. Schmid. As of December 31, 1997, the receivable increased due to cash advances to 8,046,177 ATS (approximately $635,000 USD, at the then current exchange rates). These cash advances included the U.S. Dollar denominated amount fluctuates based on the foreign currency exchange rate. On May 31, 1998, Mr. Schmid entered into a Non-Negotiable Term
Note in the amount of 8,046,177 Austrian Schillings. This amount is reported in the Receivable from executive officer in the consolidated statement of financial condition. This Note bears interest at 8 percent per annum and matures May 31, 2000. It was collateralized by 150,000 shares of Eastbrokers' Common Stock. On October 8, 1998, Mr. Schmid repaid 6,748,111 Austrian Schillings of the total amount due. As of March 31, 1999, Mr. Schmid did not owe any remaining balance under these arrangements.

      Periodically, Eastbrokers engages in securities transactions with URBI S.A. ("URBI"), a Spanish investment company. Mr. Kossner was a member of URBI's Supervisory Board from November 1996 through June 1998 and Mr. Schmid was a member until May 1997. All transactions between URBI and Eastbrokers were consummated at the then current market prices. At December 31, 1997, the amount due from URBI was 7,023,576 Austrian Schillings or approximately $555,000, arising exclusively from various securities transactions. This amount is reported in the Receivable from affiliated companies in the consolidated statement of financial condition. Prior to June 30, 1998, URBI had repaid all amounts due with respect to the transactions open at December 31, 1997. As of December 31, 1998, Eastbrokers had a receivable from URBI in the amount of 2,780,030 Austrian Schillings or approximately $236,000 related to transactions occurring subsequent to December 31, 1997. In addition, Eastbrokers entered into a repurchase agreement with URBI in June 1997. This repurchase agreement and the related shares of Vodni Stavby a.s., a Czech construction company, were sold to a non-affiliated Czech Republic company in October 1997.

      During October 1997, WMP entered into a stock loan transaction with VCH in the amount of 4,065,000 Austrian Schillings (approximately $325,000). In August, 1998, VCH repaid Eastbrokers in full for this stock loan transaction. WMP periodically engages in stock loan transactions as a portion of its normal business operations.

      In December 1997, WMP purchased 7,200,000 ATS (approximately $576,000) of 8 percent bonds due April 1, 2000 of ZE. This amount is reported in the Securities owned at value, corporate equities in the consolidated statement of financial condition. The ZE bonds earn a comparatively higher interest rates (350 basis point above comparable Austrian governmental rates).

      Eastbrokers conducts various business transactions with General Partners throughout the year. As of December 31, 1998, the Company was owed $3,787,339 relating to these transactions.

      As of December 31, 1997, Eastbrokers had a receivable from C.R.F. a.s., a Slovak privatization company, related to a stock sale transaction and consulting fees. The total amount due from these transactions was 7,078,500 Austrian Schillings (approximately $559,000). This amount is reported in the Receivable from affiliated companies in the consolidated statement of financial condition. Mr. Schmid was the Chairman of the Board of C.R.F. a.s. from November 1995 through October 1997.

      In September 1997, Martin A. Sumichrast acquired 50,000 shares of Common Stock at a price of $6.00 per share in exchange for a note payable in the amount of $300,000 to the Company. This amount is recorded in the Note receivable-common stock in the consolidated statement of financial condition. This note bears interest at 8 percent per annum and is due September 15, 1999. This note was paid in full, with accrued interest in February 1999.

      On December 23, 1998, the Board of Directors of the Company granted stock options to Martin A. Sumichrast, Wolfgang Kossner and Kevin D. McNeil. Pursuant to these grants, Martin A. Sumichrast and Wolfgang Kossner are each entitled for 10 years to purchase 75,000 shares of Eastbrokers' Common Stock at $4.00 per share and Kevin D. McNeil is entitled for 7 years to purchase 50,000 shares of Eastbrokers' Common Stock at $4.00 per share.

      Effective as of December 31, 1998, Mr. Martin A. Sumichrast entered into a new Employment Agreement which will expire in December 2004, and will renew for a period of five years following the expiration date, unless contrary notice is given by either party. Eastbrokers also entered into an Employment Agreement, effective as of December 31, 1998, with Kevin D. McNeil, which agreement will expire in December 2002, unless contrary notice is given by either party. The annual salaries for Martin A. Sumichrast and Mr. McNeil have been initially fixed at $240,000 and $120,000, respectively, with such subsequent increases in salary during the term of the agreements as may be determined by the Board of Directors. Messrs. Martin A. Sumichrast and McNeil are each eligible to receive a quarterly performance bonus of up to 1 percent and 1/4 percent of 1 percent of total revenue of the Company in excess of $6,000,000 per quarter, respectively. Mr. Sumichrast and Mr. McNeil have forgiven any bonuses owed to them through the period ending March 31, 1999. See "Executive Officer Compensation--Employment Agreements."

      On January 1, 1999, Martin A. Sumichrast and Kevin D. McNeil purchased 70,000 Class C Warrants and 32,583 Class C Warrants from Eastbrokers N.A., respectively, in each case for an amount equal to $0.25 per warrant. Each warrant will entitle Mr. Sumichrast and Mr. McNeil, each, to purchase one (1) share of the Company's common stock at a price of $7.00 per share. Payment for the warrants will be in the form of unsecured promissory notes, with one-year terms and interest accruing at 8 percent. Eastbrokers sold 200,000 shares at $3.50 per share and 50,000 shares at $3.00 per share of common stock to Mr. Martin A. Sumichrast and Mr. McNeil, respectively, in exchange for each of Messrs. Sumichrast and McNeil issuing to the Company a promissory note in the amount of $700,000 and $150,000, respectively.

      Effective January 1, 1999, Wolfgang Kossner, Vice Chairman of the Board, entered into a one-year Consulting Agreement with Eastbrokers. Mr. Kossner will receive compensation for his services as a consultant to Eastbrokers of 200,000 Class C Warrants, payable in equal installments on March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999. The value of the Class C Warrants will be determined for compensation purposes using the Black Schole method at the time of grant. As additional compensation under the agreement, Mr. Kossner will receive project success fees to be determined. See "Executive Officer Compensation--Consulting Agreements."

      Effective January 1, 1999, Jay R. Schifferli, a Partner at Kelley Drye & Warren LLP, became a director of Eastbrokers. Kelley Drye & Warren LLP received from Eastbrokers legal fees in the amount of $345,311.64 during the fiscal year ended March 31, 1999. As of the date of this Prospectus, Mr. Schifferli has received 7,500 shares of restricted Common Stock and 5,000 options to acquire shares of Common Stock at $5.00 per share as non-employee director compensation.


EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

          1. See Index to Exhibits on pages 81-82.



B.    REPORTS ON FORM 8-K

      1. Current Report on Form 8-K filed on February 22, 1999, as amended on March 9, 1999.

      2. Current Report on Form 8-K filed on March 16, 1999.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EASTBROKERS INTERNATIONAL INCORPORATED
                  (Registrant)


By          /s/ Martin A. Sumichrast                     July 2, 1999
 ----------------------------------------------      ---------------------
              Martin A. Sumichrast                           Date
       Chairman, President, Chief Executive
              Officer, and Director



    In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            /s/ Martin A. Sumichrast                     July 2, 1999
 ----------------------------------------------      ---------------------
              Martin A. Sumichrast                           Date
      Chairman, President, Chief Executive
              Officer, and Director



               /s/ Kevin D. McNeil                       July 2, 1999
 ----------------------------------------------      ---------------------
                 Kevin D. McNeil                             Date
      Executive Vice President, Treasurer,
      Chief Financial Officer and Secretary
  (Principal Financial and Accounting Officer)



            /s/ Michael Sumichrast                       July 2, 1999
 ----------------------------------------------      ---------------------
             Michael Sumichrast, PhD                         Date
                    Director



              /s/ Wolfgang Kossner                       July 2, 1999
 ----------------------------------------------      ---------------------
                Wolfgang Kossner                             Date
                    Director




 ----------------------------------------------      ---------------------
             Lawrence Chimerine, PhD                         Date
                    Director



             /s/  Jay R. Schifferli                      July 2, 1999
 ----------------------------------------------      ---------------------
                Jay R. Schifferli                            Date
                    Director

                                INDEX TO EXHIBITS



                                                                            PAGE
                                                                            ----

EXHIBIT NO.      DESCRIPTION
-----------      -----------

(2.1) Agreement and Plan of Merger dated May 14, 1998 by and among Eastbrokers, East Merger Corporation, Cohig & Associates, Inc., and Cherry Creek Investments, Ltd. (incorporated by reference to the Current Report on Form 8-K dated May 14, 1998).

(2.2) Amended Independent Auditor's Report (incorporated by reference to the Current Report on Form 8-K as amended dated August 1,
                 1996).

(3.1) Certificate of Incorporation, as amended (incorporated by reference to Eastbrokers' Form 10-QSB for the nine months ended December 31, 1996).

(3.2)            Amendments  to  the  Bylaws   (incorporated   by  reference  to
                 Eastbrokers'  Form 10-QSB for the three  months  ended June 30,
                 1996).

(4.1) Specimen copy of Common Stock Certificate, Form of Class A Warrant Agreement, Form of Class B Warrant Agreement, and Form of Warrant Agreement (Each are incorporated by reference to Eastbrokers' Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (No. 33-89544).

(4.3) Warrant Certificate between Eastbrokers and J.B. Sutton Group, LLC, dated March 27, 1997 (incorporated by reference to Eastbrokers's Form S-3 filed with the Securities and Exchange Commission on May 9, 1997 (No. 333-26825)).

(10.1)           Employment   Agreement   between   Eastbrokers  and  Martin  A.
                 Sumichrast effective as of December 31, 1998 (incorporated by reference to Eastbrokers' Registration Statement on Form SB-2 (File No. 333-72359)).

(10.2) Employment Agreement between Eastbrokers and Kevin McNeil effective as of December 31, 1998 (incorporated by reference to Eastbrokers' Registration Statement on Form SB-2 (File No. 333-72359)).

(10.3)           Form of Restrictive Covenants of Wolfgang M. Kossner, August A.
                 de Roode and Peter Schmid, such covenants executed on August 1, 1996 (incorporated by reference to Eastbrokers' Form 10-QSB for the three months ended June 30, 1996).

(10.4)           Stock  Option  Agreement  between  Eastbrokers  and Wolfgang M.
                 Kossner dated August 1, 1996 (the form of such stock option agreement is incorporated by reference to Eastbrokers' Form 8-K dated August 1, 1996).

(10.5) Stock Option Agreement between Eastbrokers and August A. de Roode dated August 1, 1996 (the form of such stock option agreement is incorporated by reference to Eastbrokers's Form 8-K dated August 1, 1996).

(10.6) Stock Option Agreement between Eastbrokers and Peter Schmid dated August 1, 1996 (the form of such stock option agreement is incorporated by reference to Eastbrokers' Form 8-K dated August 1, 1996).

(10.7) Stock Option Agreement between Eastbrokers and Sumichrast Enterprises dated August 1, 1996 (the form of such stock option agreement is incorporated by reference from Form 8-K dated August 1, 1996).

(10.8)           The  1996  Stock  Option  Plan  of  Eastbrokers   (the  "Plan")
                 (incorporated by reference to Eastbrokers' Quarterly Report on Form 10-QSB for the nine months ended December 31, 1996).

(10.9) Consulting Agreement between Michael Sumichrast, Ph.D. and Eastbrokers dated April 1, 1997, incorporated by reference to Eastbrokers's Form 10-KSB for the year ended March 31, 1997.

(10.10) Subscription Agreement dated December 11, 1998 for the Private Placement of Eastbrokers' shares (incorporated by reference to Eastbrokers' Registration Statement on Form SB-2 (File No. 333-72359))

(10.11) Consulting Agreement between Wolfgang Kossner and Eastbrokers effective December 31, 1998 [incorporated by reference to] Eastbrokers' Registration Statement on Form SB-2 (File No. 333-72359)).

(16.1)           Letter  on  Change  in Certifying Accountant Item 7 of  Current
                 Report on Form 8-K dated November 4, 1997 (incorporated by reference to the Current Report on Form 8-K dated November 4, 1997 (File No. 0-26202)).

                 Letter on Change in Certifying Accountant (incorporated by reference to the Current Report on Form 8-K dated January 22, 1998 (File No. 0-26202)).

(21.1)           Subsidiaries of Eastbrokers.*

(27)             Financial Data Schedule (Electronic Filing Only).*



   ----------------
   *Filed herewith.
                                       82