Form 10QSB
period 1999-06-30
EASTBROKERS INTERNATIONAL INC
filed 1999-08-17
CIK 899627

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

                  For the quarterly period ended June 30, 1999

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


         6000 Fairview Road, Suite 1410, Charlotte, North Carolina 28210
              (Address of principal executive offices) (Zip Code)

                                 (704) 643-8220
              (Registrant's telephone number, including area code)

          15245 SHADY GROVE ROAD, SUITE 340, ROCKVILLE,  MARYLAND 20850
                                (Former Address)

                             -----------------------

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Transitional Small Business Disclosure Format:  Yes [ ]    No [x]

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on August 16, 1999, was 5,206,750.

===============================================================================

                     EASTBROKERS INTERNATIONAL INCORPORATED

                                                                            Page
PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
       Historical Financial Statements
           Consolidated Statement of Financial Condition ..................   2
           Consolidated Statements of Operations
              Quarterly Periods Ended June 30, 1999 and 1998 ..............   3
           Consolidated Statements of Comprehensive Income
              Quarterly Periods Ended June 30, 1999 and 1998 ..............   4
           Consolidated Statements of Cash Flows
              Quarterly Periods Ended June 30, 1999 and 1998 ..............   5
           Notes to Consolidated Financial Statements .....................   7
    Item 2. Management's Discussion and Analysis or Plan of Operation .....  14

PART II -- OTHER INFORMATION
    Item 2. Changes in Securities and Use of Proceeds......................  23
    Item 4. Submission of Matters to a Vote of Security Holders............  23
    Item 6. Exhibits and Reports on Form 8-K ..............................  24
    Signature .............................................................  25


                        PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                 Consolidated Statement of Financial Condition

                                                                                              June 30,
                                                                                          ----------------
                                                                                                1999
                                                                                          ----------------
                                                                                            (Unaudited)
ASSETS
     Cash and cash equivalents                                                            $     2,919,547
     Cash and securities segregated for regulatory
        purposes or deposited with clearing organizations                                          47,166
     Securities borrowed                                                                          956,914
     Receivables
        Customers                                                                               9,476,013
        Broker dealers and other                                                                3,397,422
        Affiliated companies                                                                    7,676,667
        Other                                                                                   3,755,205
     Securities owned, at value
        Corporate equities                                                                     14,016,583
        Other sovereign government obligations                                                  1,707,620
     Furniture and equipment, at cost (net of accumulated
        depreciation and amortization of $1,257,553)                                            2,174,057
     Deferred taxes                                                                             4,477,832
     Investments in affiliated companies                                                        3,386,283
     Goodwill                                                                                   2,191,778
     Other assets and deferred amounts                                                            978,314
                                                                                          ----------------

           Total Assets                                                                   $    57,161,401
                                                                                          ================


LIABILITIES AND STOCKHOLDERS' EQUITY
     Short-term borrowings                                                                $     7,364,087
     Advances from affiliated companies                                                         3,836,660
     Payables
        Customers                                                                                 580,960
        Broker dealers and other                                                               10,122,884
     Securities sold under agreements to repurchase                                               292,997
     Securities sold, not yet purchased, at value                                               3,389,925
     Accounts payable and accrued expenses                                                      1,370,254
     Other liabilities and deferred amounts                                                     1,994,915
                                                                                          ----------------

                                                                                               28,952,682

     Long-term borrowings                                                                       3,841,487
                                                                                          ----------------

           Total liabilities                                                                   32,794,169
                                                                                          ----------------

     Minority interest in consolidated subsidiaries                                             7,307,791
                                                                                          ----------------

     Shareholders' equity
        Preferred stock; $.01 par value; 10,000,000 shares authorized;
           no shares issued and outstanding at June 30, 1999                                            -
        Common stock; $.05 par value; 10,000,000 shares authorized;
           5,206,750 shares issued and outstanding at June 30, 1999                               260,338
        Paid-in capital                                                                        29,716,012
        Accumulated deficit                                                                    (9,701,449)
        Note receivable - common stock and warrants                                              (906,645)
        Accumulated other comprehensive income                                                 (2,308,815)
                                                                                          ----------------

           Total shareholders' equity                                                          17,059,441
                                                                                          ----------------

           Total Liabilities and Shareholders' Equity                                     $    57,161,401
                                                                                          ================




                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Operations

                                                                                                   For the Quarterly Period
                                                                                                         Ended June 30,
                                                                                              ------------------------------------
                                                                                                    1999                1998
                                                                                              ----------------    ----------------
                                                                                                          (Unaudited)
Revenues
     Commissions                                                                              $     6,018,703     $     1,747,117
     Fees                                                                                           1,133,708             208,620
     Interest and dividends                                                                            56,901             188,682
     Principal transactions, net
        Trading                                                                                     2,086,314           1,378,129
        Investment                                                                                     22,504             488,365
     Other                                                                                            954,577             126,879
     Equity in earnings of unconsolidated affiliates                                                   84,218                   -
                                                                                              ----------------    ----------------

           Total revenues                                                                          10,356,925           4,137,792
                                                                                              ----------------    ----------------

Costs and expenses
     Compensation and benefits                                                                      6,458,824           2,162,197
     Brokerage, clearing, exchange fees and other                                                     700,837             167,026
     Occupancy                                                                                        635,047             341,894
     Communications                                                                                   462,928             228,587
     Office supplies and expenses                                                                     159,978             370,978
     Interest                                                                                         223,399              75,604
     Professional fees                                                                                193,134              99,530
     Consulting fees                                                                                  125,501             265,516
     Travel                                                                                           114,190             127,692
     General and administrative                                                                       339,177             270,493
     Depreciation and amortization                                                                    117,413             105,038
                                                                                              ----------------    ----------------

           Total costs and expenses                                                                 9,530,428           4,214,555
                                                                                              ----------------    ----------------

Income (loss) from continuing operations
     before provision for income taxes and
     minority interest in earnings of subsidiaries                                                    826,497             (76,763)

Provision for income taxes                                                                           (278,457)            (55,077)
Minority interest in earnings of subsidiaries                                                         (91,206)            (78,417)
                                                                                              ----------------    ----------------

Net income (loss)                                                                             $       456,834     $      (210,257)
                                                                                              ================    ================


Weighted average number of common shares outstanding                                                5,206,750           4,767,000
                                                                                              ================    ================




Basic and diluted earnings per share                                                          $         0.088     $        (0.044)
                                                                                              ================    ================





                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                 Consolidated Statements of Comprehensive Income

                                                                                                   For the Quarterly Period
                                                                                                         Ended June 30,
                                                                                              ------------------------------------
                                                                                                    1999                1998
                                                                                              ----------------    ----------------
                                                                                                          (Unaudited)
Net income (loss)                                                                             $       456,834     $      (210,257)

     Other comprehensive income (loss)
        Foreign currency translation adjustments                                                   (1,098,653)           (406,809)
                                                                                              ----------------    ----------------

Comprehensive income (loss)                                                                   $      (641,819)    $      (617,066)
                                                                                              ================    ================



                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                                                                                    For the Quarterly Period
                                                                                                          Ended June 30,
                                                                                               ------------------------------------
                                                                                                      1999               1998
                                                                                               -----------------  -----------------
                                                                                                           (Unaudited)
Cash flows from operating activities
     Net income (loss)                                                                         $        456,834    $      (210,257)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
           Minority interest in earnings of subsidiaries                                                (91,206)            78,417
           Depreciation and amortization                                                                117,413            229,512
           Deferred taxes                                                                               278,457                  -
           Equity in earnings (loss) of unconsolidated affiliates                                             -                  -

        Changes in operating assets and liabilities
           Cash and securities segregated for regulatory purposes
              or deposited with regulatory agencies                                                       3,265            904,342
           Securities purchased under agreements to resell                                                    -                  -
           Receivables                                                                               (6,655,915)        (3,721,650)
           Securities owned, at value                                                                (2,182,647)        (8,716,761)
           Other assets                                                                                 692,407              4,099
           Payables
              Customers                                                                               2,103,383          1,153,707
              Brokers, dealers and others                                                            (7,289,856)         1,411,174
           Accounts payable and accrued expenses                                                        184,703            616,999
                                                                                               -----------------   ----------------

Net cash provided by (used in) operating activities                                                 (12,383,162)        (8,250,418)
                                                                                               -----------------   ----------------

Cash flows from investing activities
     Net proceeds from (payments for)
        Investments in affiliates                                                                    (2,900,000)                 -
        Investments held for resale                                                                           -                  -
        Purchases of furniture and equipment                                                           (229,858)                 -
                                                                                               -----------------   ----------------

Net cash provided by (used in) investing activities                                                  (3,129,858)                 -
                                                                                               -----------------   ----------------

Cash flows from financing activities
     Net proceeds from (payments for)
        Net proceeds from private placement                                                                   -                  -
        Short-term financings                                                                         2,000,000           (713,214)
        Short-term borrowings from affiliated companies                                               6,149,003          3,229,456
        Other long-term debt                                                                          4,386,549          2,717,153
                                                                                               -----------------   ----------------

Net cash provided by (used in) financing activities                                                  12,535,552          5,233,395
                                                                                               -----------------   ----------------

Foreign currency translation adjustment                                                              (1,259,687)          (372,150)
                                                                                               -----------------   ----------------

Increase (decrease) in cash and cash equivalents                                                     (4,237,155)        (3,389,173)

Cash and cash equivalents, beginning of period                                                        7,156,702          7,156,702
                                                                                               -----------------   ----------------

Cash and cash equivalents, end of period                                                        $     2,919,547    $     3,767,529
                                                                                               -----------------   ----------------



                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                Consolidated Statements of Cash Flows (continued)

                                                                                                    For the Quarterly Period
                                                                                                          Ended June 30,
                                                                                               ------------------------------------
                                                                                                     1999               1998
                                                                                               -----------------  -----------------
                                                                                                           (Unaudited)
Supplemental disclosure of cash flow information
     Cash paid for income taxes                                                                $              -    $             -
                                                                                               =================   ================

     Cash paid for interest                                                                    $        223,399    $        75,604
                                                                                               =================   ================


Non-cash transactions
     Eastbrokers International shares issued as part of
        EBI Securities Corporation acquisition                                                 $              -    $     2,350,000
                                                                                               =================   ================
























                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                   (UNAUDITED)


1.   INTERIM REPORTING

     The financial statements of Eastbrokers International Incorporated and its U.S. and international subsidiaries (collectively, "Eastbrokers" or the "Company") for the quarterly period ended June 30, 1999 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

     The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999 include accounting policies and additional information pertinent to an understanding of these interim financial statements.

     For the quarterly period ended June 30, 1999, the accompanying consolidated financial statements include the financial position, results of operations, comprehensive income and cash flows of Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers AG") for the quarterly period ended March 31, 1999, of EBI Securities Corporation ("EBI Securities") (formerly Cohig & Associates) and the Company for the quarterly period ended June 30, 1999.

     For the quarterly period ended June 30, 1998, the accompanying consolidated financial statements include the financial position, results of operations, comprehensive income, and cash flows of Eastbrokers AG for the quarterly period ended March 31, 1998, of EBI Securities from the date of acquisition (May 14, 1998) through June 30, 1998, and the Company for the quarterly period ended June 30, 1998.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include Eastbrokers International Incorporated and its U.S. and international subsidiaries.

     These consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of the operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates. See Note 18 -"Significant Estimates" in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No.25"). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     In March 1999, Eastbrokers issued 10 percent Convertible Promissory Notes due 2003 (the "10 percent Notes") in an aggregate principal amount of $1,350,000. Holders of the 10 percent Notes have the right to convert their 10 percent Notes into shares of Common Stock at $5.75 per share. A portion of the proceeds of the Notes was used to redeem the 7 percent Convertible Debentures issued in November 1998.

     In May 1999, Eastbrokers issued 5 percent Convertible Debentures due 2002 (the "5 percent Debentures") in an aggregate principal amount of $2,000,000. Holders of the 5 percent Debentures have the right to convert their 5 percent Notes into shares of Common Stock at the lesser of $5.50 per share or 90% of the average of the three lowest closing bid prices for the 20 trading days ending five days before the date of delivery of the notice of conversion. A portion of the proceeds of the Debentures will be used to expand the Company's operations.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                   (UNAUDITED)


4.   SHORT-TERM BORROWINGS (CONTINUED)

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

6.   LIQUIDATION OF INTERESTS IN SUBSIDIARIES

     The Company also has liquidated its investments Eastbrokers Romania and Eastbrokers Slovakia as of December 31, 1998. The effects are a net loss of $776,197 on the liquidation of Eastbrokers Slovakia and a net loss on the liquidation of Eastbrokers Romania of $158,247 for a total loss on liquidations of $934,444.

7.   COMMITMENTS AND CONTINGENCIES

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

8.   COMPREHENSIVE INCOME

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

     Due to the nature of the items reflected in the Statement of Comprehensive Operations, no effect for income taxes has been recognized. Foreign currency translation adjustments are primarily related to the investment in the Company's foreign operations. As noted in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999, the Company has substantial net operating loss carryforwards which it may or may not be able to utilize prior to their expiration. Accordingly, no tax effect for these additional projected losses has been reflected in these financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                   (UNAUDITED)


9.   SUBSEQUENT EVENTS

     In July 1999, the Company announced that it has signed a letter of intent to purchase a majority interest in Sutton Online, LLC (http://www.suttononline.com) , an online trading firm that offers individual investors, money managers and hedge funds, trade executions, level II software & data, internet service and training for online investors. Sutton Online also provides brokerage firms the necessary tools to offer financial products via the internet. The transaction is contingent, among other things, satisfactory completion of all due diligence, the approval by both Board of Directors, and the execution of a definitive purchase agreement.

     Also in July 1999, the Company announced that it has signed a letter of intent to purchase the JB Sutton Group, LLC, a New York based brokerage and investment banking firm. The transaction is contingent on, among other things, satisfactory completion of all due diligence, the approval by both Boards of Directors, the execution of definitive purchase and escrow agreements and obtaining the necessary regulatory approvals.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain information set forth in this report under this caption "Management's Discussion and Analysis or Plan of Operation" includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospectus, projected ventures, new products, anticipated market performance and similar matters. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of the date hereof. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by us and (xi) the risks and uncertainties set forth under the caption "Risk
Factors" which appears in Item 1 of our Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 and dated July 2, 1999. We undertake no obligation to release publicly any revisions to the forward looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments. Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements.

     This Form 10-QSB for the quarterly period ended June 30, 1999, makes reference to our Annual Report on Form 10-KSB dated July 2, 1999 ("Report"). The Report includes information necessary or useful to an understanding of our businesses and financial statement presentations. We will furnish a copy of this Report upon request made directly to the Company's headquarters at 6000 Fairview Road, Suite 1410, Charlotte, North Carolina 28210, telephone number (704) 643-8220 and facsimile number (704) 643-8097. Our earnings are subject to wide fluctuations since many factors over which we have little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations.


PLAN OF OPERATION

      GENERAL OVERVIEW

     Prior to August, 1996, we were engaged in the purchase and sale of newly privatized businesses in the Czech Republic. In August, 1996, we entered the Central and Eastern European investment banking and securities business through our acquisition of Eastbrokers Beteiligungs AG, an Austrian holding company providing financial services in Eastern and Central Europe through its network of subsidiaries. Our acquisition of Eastbrokers AG was intended to not only provide an earnings stream from brokerage activities, but also position us to provide investment banking and corporate finance services throughout Central and Eastern Europe.

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

     Overall, 1998, was a very challenging year. First, we had to contend with the global financial crisis, which resulted in the collapse in the Asian and Russian markets and caused enormous turmoil throughout the emerging markets of Central and Eastern Europe. Second, the we had to contend with the correction in the US equities market, which devastated an already depressed small and micro-cap market. These two factors directly accounted for 77 percent of our loss for the year ended March 31, 1999.

     Despite these unprecedented market conditions, we have continued to grow our assets under management, our commission revenue, underwriting fees and distribution capabilities. Our first quarter of the current fiscal year continued these trends. We have streamlined our operations in Europe and under-performing assets were sold or liquidated. We have also launched a new subsidiary, EBonlineinc.com, which merged into a publicly-traded entity in July 1999. As of August 13, 1999, we own approximately 48 percent of EBonlineinc.com. We remain committed to our mission of building, through a acquisitions and strategic alliances, a highly successful, global, middle market, investment banking and securities firm.

      EUROPEAN OPERATIONS

     Since our acquisition of Eastbrokers AG, in August, 1996, the business strategy for our European operations was to utilize our emerging market expertise in the areas of merchant banking, corporate finance, privatization and trading, in order to expand throughout Central and Eastern Europe. However, during 1998, we modified our business strategy in Europe, in response to an overall economic downturn that covered much of Central and Eastern Europe. This market downturn, which peaked in the Summer of 1998, led to sharp decreases in stock markets worldwide, particularly in Central and Eastern Europe. In addition to falling prices, the overall liquidity in the financial markets throughout much of the region was significantly reduced. In order to minimize the negative effects on our financial operations, we reduced our work force in Austria and closed our operations in Slovakia, Romania, Turkey, Russia and Bulgaria. In Austria, Poland, and Croatia, we made significant changes in our management and cost structures. In the Czech Republic and Hungary, we sold our operations. However, we continue to maintain an affiliate relationship with the management in Hungary. We have re-entered the Czech Republic through the purchase of a minority interest in Stratego Invest a.s. Prague. We also organized an office in Baku, Azerbaijan.

     Despite the negative sentiment in emerging markets during 1998, we believe that Central and Eastern Europe's ultimate unification into the European Economic and Monetary Union, will lead to a significant increase in investor interest in the region. This potential increase in the emerging market interest will benefit those firms that have had existing operations in the region. We intend to maintain solid long term involvement in the region and to continue to provide our clients with quality brokerage and investment banking services. We also intend to expand our operations into other markets of Western Europe through possible acquisitions, mergers, joint ventures or strategic relationships.

     Since the acquisition of EBI Securities in May 1998, our European subsidiaries now have direct access to the US securities marketplace. We expect that during 1999, its two main subsidiaries, EBI Securities and WMP Bank, will cross market to their respective retail and institutional clientele, their research, corporate finance and trading capabilities. We believe that it is possible to significantly increase our overall revenue, if EBI Securities, through WMP Bank, is successful in marketing US securities to Western European institutional clientele, and vice-versa.

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

UNITED STATES OPERATIONS

EBI SECURITIES CORPORATION

     Subsequent to the acquisition of Eastbrokers AG, we commenced expansion of our brokerage operations in the United States. Our goal was to build a strong US brokerage presence that would enable us to distribute European middle market, corporate finance product in the US and also to provide our European operations access to US corporate finance product, trading and research capabilities. In the Spring of 1997, we purchased our first U.S. based broker-dealer, Eastbrokers North America, Inc. During the process of establishing this broker-dealer, we were approached by numerous U.S. based broker-dealers interested in being acquired by us. We believe that consolidation within the securities industry, particularly in the United States, is inevitable. This consolidation can be attributed to the current volatility prevailing in the financial markets, the higher degree of capital needed to maintain solid brokerage functions and the increased regulatory environment. We have decided that as a well-capitalized, entrepreneurially managed, international, publicly-traded, investment banking firm, we would be particularly appealing to the sellers of medium size brokerage firms. In addition, we believe that the purchase and roll-up of complementary securities businesses both in the United States and in Europe, can be financed by the issuance of our Common Stock.

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

     EBI Securities has primarily operated as a retail brokerage firm focusing on individual investors with a full service approach which the company augmented with corporate finance, proprietary research and trading activities. EBI Securities provides our brokerage clients with a broad range of traditional investment products and services. EBI Securities also strives to establish itself with investors and corporate finance clients through a commitment to a professional but personalized service. The trading department makes markets in approximately 100 securities which include its investment banking clients and those securities that its research department has identified as promising, small to middle-market, potentially high growth companies. The investment banking departments' mission is to enhance and develop the capital structures of small to middle market emerging growth companies through private placements, bridge financing, and public offerings in order to enable the firm's corporate finance clients to capitalize on promising business opportunities, favorable market conditions, and/or late stage product development.

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

EBONLINEINC.COM

     In April 1999, we organized a new subsidiary, EBonlineinc.com ("EBonline") in conjunction with A1 Internet.com, Inc. A1 provides comprehensive, cost-effective Internet technology solutions to businesses and organizations with a total turnkey approach. Services are designed to enable companies to operate more efficiently by outsourcing their Internet work, communications, e-commerce, and database needs. A1 offers web development, design, connectivity, database applications, distance learning, and information integration programs. Services include web programming, e-commerce, web-site hosting, national leased line connections, dial-up, xDSL, and e-mail access. A1 Internet.com Inc.'s website is: http://www.a1is.com

     EBonline is a Web-based business consisting of a website, globally accessible via the Internet, designed to facilitate merger, acquisition and corporate finance activity. The site attracts businesses looking to sell, make an acquisition, seek a merger or joint venture partner, obtain debt or equity capital or simply gain exposure within the international investment banking community. In addition, the site attracts accredited investors looking for investment opportunities.

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

     In April 1999, EBonline released a beta version of its website, at URL address http://www.EBonlineinc.com. In July 1999, EBonline launched its website (same address). EBonline has retained EBI Securities as its investment banker for the purposes of raising capital in our second quarter. In July 1999,
EBonline merged into a publicly traded company and we currently own approximately 48 percent of the issued and outstanding common shares. EBonline's common shares trade in the over-the-counter market under the symbol "EBOL". On August 13, 1999, the closing share price for EBonline was $5.50. EBonline is currently in the process of raising additional equity capital for expansion and marketing. If successful, our ownership percentage will be diluted by the new shares issued.

     In July 1999, we announced that we signed a letter of intent to purchase a majority interest in Sutton Online, LLC (http://www.suttononline.com), an online trading firm that offers individual investors, money managers and hedge funds, trade executions, NASDAQ level II software & data, internet service and training for online investors. Sutton Online also provides brokerage firms the necessary tools to offer financial products via the internet. The transaction is contingent, among other things, satisfactory completion of all due diligence, the approval by both Board of Directors, and the execution of a definitive purchase agreement.

     Also in July 1999, we announced that we signed a letter of intent to purchase the JB Sutton Group, LLC, a New York based brokerage and investment banking firm. The transaction is contingent on, among other things, satisfactory completion of all due diligence, the approval by both Boards of Directors, the execution of definitive purchase and escrow agreements and obtaining the necessary regulatory approvals.

      RESULTS OF OPERATIONS

     SEE Note 1 of the Notes to Consolidated Financial Statements for the Quarterly Period Ended June 30, 1999, for an explanation of the basis of presentation of the financial statements.

     For the quarterly period ended June 30, 1999, we generated consolidated revenues in the amount of $10,356,925, compared to $4,137,792, for the quarterly period ended June 30, 1998. Our total revenues for the quarterly period ended June 30, 1999, are significantly higher than the previous periods due to increases in overall commission, investment banking and trading revenue. Revenue for the quarterly period ended June 30, 1999, as compared to the prior year's quarter was also higher due to the consolidation of EBI Securities for an entire quarter versus the quarterly period ended June 30, 1998, which included the revenue of EBI Securities from May 14, 1998, the date of acquisition of EBI Securities. Total revenue for the quarterly period was also effected by the prior year sales of Eastbrokers Prague a.s. and Eastbrokers Budapest and the December 1998 liquidations of Eastbrokers Slovakia and Eastbrokers Romania.

     We incurred total consolidated costs and expenses of $9,530,428, for the quarterly period ended June 30, 1999, compared to $4,214,555, for the quarterly period ended June 30, 1998. Total costs and expenses for the quarterly period ended June 30, 1999, are significantly higher than the previous periods due to the consolidation of EBI Securities for an entire quarter versus the quarterly period ended June 30, 1998, which included the costs and expenses of EBI Securities from May 14, 1998, the date of acquisition of EBI Securities.

     We are reporting consolidated net income for the quarterly period ending June 30, 1999 of $456,834 compared to a consolidated net loss of ($210,257) for the quarterly period ended June 30, 1998. The net income in the current year is primarily attributable to the reorganization of our European offices, the elimination of several non-performing assets in Europe and improved profitability at EBI Securities. The improved profitability at EBI Securities can be attributed to increased commission and investment banking revenue and better than expected performance of the trading department.

     On June 30, 1999, we had total assets of $57,161,401, and total liabilities of $32,794,169, compared to $55,098,723, and $26,593,587, respectively, on June
30, 1998. As of the date of this filing, we believe that we have adequate liquidity to meet our current obligations. However, no assurances can be made as to our ability to meet our cash requirements in connection with any expansion of our operations or any possible business combinations.

     The cash flows for the quarterly period ended June 30,1999, reflect the volatile nature of the securities industry and the reallocation of our assets indicative of a growing organization. The change in the foreign currency translation adjustment is primarily related to the fluctuations in the various currencies to the U.S. dollar. The U.S. dollar and its unexpected strength coupled with the unexpected weakness of the European currencies (including the German Deutchmarke) have negatively impacted our overall earnings as well as the cumulative translation adjustment. The primary currencies affecting the us are the U.S. Dollar, Austrian Schilling, Czech Koruna, and the Polish Zloty.

     As a broker/dealer in securities, we will periodically acquire positions in securities on behalf of our clients. As disclosed in the notes of the financial statements, we have title to various financial instruments in the countries in which we operate. Certain of these investments may be characterized as relatively illiquid and potentially subject to rapid fluctuations in liquidity.

      ACQUISITIONS AND DISPOSITIONS

     In February 1999, our Austrian subsidiary WMP Bank AG, purchased a forty-nine (49%) percent equity interest in Stratego Invest a.s. Prague, a Czech securities and investment firm. The purchase price was valued at approximately $2.9 million USD at the then current exchange rates. The book value of Stratego Invest at the time of purchase was approximately 190 million Czech koruna, or approximately $6.1 million USD at the then current exchange rates.

     Stratego Invest is one of the leading Czech securities and investment firms. The current management of Stratego Invest has a proven record of profitability and they have well positioned the firm in order to expand into the international securities marketplace. The partnership with Stratego Invest will give us a strong partner in the Czech marketplace, and at the same time, will provide Stratego Invest access to the international marketplace through our operations in Europe and the US.

      EMPLOYEES

     At June 30, 1999, we currently have approximately 350 full-time employees and 25 part-time employees. The reduction of employees from the prior period is mainly due to the sale of Eastbrokers Budapest Rt. No employees are covered by collective bargaining agreements and we believe our relations are good with both our employees and our independent contractors and consultants.

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

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement was effective for our annual report for the fiscal year ended March 31, 1999. In the initial year of application, comparative information for earlier years was restated. This statement did not have a significant impact on us.

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

     We are currently in the process of a systems upgrade unrelated to the Year 2000 issue. In conjunction with this upgrade, we are in the process of establishing a program to address issues associated with the Year 2000. To ensure that our computer systems are Year 2000 compliant, we have been reviewing our systems and programs to identify those that contain two-digit year codes, and we intend to replace them in conjunction with the systems upgrade provided by the Baan Corporate Office Solutions. In addition, we are in the process of contacting its major external counterparties and suppliers to assess their compliance and remediation efforts and our exposure to them.

     In addressing the Year 2000 issue, we have divided our program into six phases:

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

     As of August 16, 1999, we have completed the Inventory and Assessment phases and are also conducting the procedures associated with the Remediation, Testing and Implementation phases. We have completed the Inventory and Assessment phase. The Remediation and Testing phases with respect to business critical applications are substantially completed. We are in the Implementation phase and it is expected to be completed by the end of the third calendar quarter of 1999. The Integration phase commenced in January 1999, and will continue through 1999. In addition, we have identified the major business relationships of the Eastbrokers Group and many of them will be tested as soon as practicable. The Eastbrokers Group will continue to survey and communicate with counterparties, intermediaries and vendors with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year 2000 issues. As of August 16, 1999, we have not yet received sufficient information from all parties about their remediation plans to predict the outcomes of their efforts. In particular, Management believes the level of awareness and remediation efforts relating to the Year 2000 issue is less advanced in the Eastern and Central European markets in which we conduct business than in the United States.

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

     Based upon current information, the Eastbrokers Group estimates that the total cost of implementing its Year 2000 initiative will be between $750,000 and $1,500,000, including the cost of its general systems upgrade. The Year 2000 costs include all activities undertaken on Year 2000 related matters across the Company, including, but not limited to, remediation, testing (internal and external), third party review, risk mitigation and contingency planning. Through July 1, 1999, the Eastbrokers Group estimates that it has expended approximately $600,000 on the Year 2000 project. These costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred.

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

                           PART II - OTHER INFORMATION


                    CHANGES IN SECURITIES AND USE OF PROCEEDS

     In April 1999, we issued restricted shares to various individuals in exchange for the performance for various duties.

     Our non-officer Board members, Dr. Lawrence Chimerine, Jay R. Schifferli, Esq., and Michael Sumichrast, PhD each received 7,500 shares of common stock and 5,000 options to acquire shares of common stock at $5.00 per share.

     A registered representative of EBI Securities received 2,500 shares of restricted common stock as compensation for his assistance in arranging a transaction on behalf of the firm.

     A consultant received 7,500 shares as compensation for services rendered in connection with the planning and design of a new computer network and broker workstations.

     In May 1999, we issued 5 percent Convertible Debentures due 2002 (the "5 percent Debentures") in an aggregate principal amount of $2,000,000. Holders of the 5 percent Debentures have the right to convert their 5 percent Notes into shares of Common Stock at the lesser of $5.50 per share or 90% of the average of the three lowest closing bid prices for the 20 trading days ending five days before the date of delivery of the notice of conversion. A portion of the proceeds of the 5 percent Debentures will be used to expand our operations. The shares of common stock underlying this debenture were restricted at the time of placement although they did include certain registration rights.


               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 12, 1999, we held the 1998 Annual Meeting of Stockholders of Eastbrokers International Incorporated ("Annual Meeting"). At this meeting, our Board of Directors submitted one proposed amendment to our 1996 Stock Option Plan. The Board of Directors also submitted proposals to the shareholders to elect two directors for a term of three years and one director for a term of two years and to ratify the appointment of our independent auditors for the current fiscal year. The holders of 3,747,911 shares of stock entitled to vote, which constituted a quorum, were present at the annual meeting in person or by proxy. As of the record date, there were 5,157,250 shares issued and outstanding.

     Proposal No. 1 - Election of Directors. Three nominees, Martin A. Sumichrast, Wolfgang Kossner and Dr. Michael Sumichrast, were submitted to a vote of the shareholders. The nomination of Messr. Martin A. Sumichrast to serve as a director for a three year term was approved with 3,733,935 shareholders voting for the nomination and 13,976 votes withheld. The nomination of Messr. Wolfgang Kossner to serve as a director for a three year term was approved with 3,733,654 shareholders voting for the nomination and 14,257 votes withheld. The nomination of Messr. Michael Sumichrast for a two year term was approved with 3,733,935 shareholders voting for the nomination and 13,976 votes withheld. There were no votes against any of the nominees. Dr. Lawrence Chimerine and Jay
R. Schifferli continue to serve as directors for their respective terms.


     Proposal No. 2 - Amendment to the Company's 1996 Stock Option Plan. An amendment was submitted to the shareholders to increase the number of shares available under the plan from 600,000 to 850,000. The required affirmative vote of sixty-six and two thirds percent of the outstanding shares was met. 3,577,281 voted in favor of the proposal, 155,772 voted against the proposal, and 10,423 abstained from voting.


     Proposal No. 3 - Ratification of the Appointment of Auditors. The appointment of the accounting firm of Spicer, Jeffries & Co. was confirmed by the shareholders. 3,729,668 voted in favor of the proposal, 2,750 voted against the proposal, and 15,493 abstained from voting.

                           PART II -- OTHER INFORMATION


                        EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

      Exhibit No.        Description
      -----------        -----------------------

         (27)            Financial Data Schedule (Electronic Filing Only).



     b. There were no reports on Form 8-K filed during the quarterly period ended June 30, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


EASTBROKERS INTERNATIONAL INCORPORATED
             (Registrant)



By             /s/ Kevin D. McNeil
  ----------------------------------------------
                  Kevin D. McNeil
Vice President, Treasurer, and Chief Financial Officer
     (Principal Financial and Accounting Officer)

Dated:  August 16, 1999

                               INDEX TO EXHIBITS


      Exhibit No.        Description
      -----------        -----------------------

         (27)            Financial Data Schedule (Electronic Filing Only).