Form 10QSB
period 1999-09-30
EASTBROKERS INTERNATIONAL INC
filed 1999-11-15
CIK 899627

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

                For the quarterly period ended September 30, 1999

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

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on November 10, 1999, was 5,206,750.

===============================================================================

                     EASTBROKERS INTERNATIONAL INCORPORATED

                                                                            Page
PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
       Historical Financial Statements
           Consolidated Statement of Financial Condition ..................   2
           Consolidated Statements of Operations
              Quarterly and Six Month Periods
              Ended September 30, 1999 and 1998 ...........................   3
           Consolidated Statements of Comprehensive Income
              Quarterly and Six Month Periods
              Ended September 30, 1999 and 1998 ...........................   4
           Consolidated Statements of Cash Flows
              Quarterly and Six Month Periods
              Ended September 30, 1999 and 1998 ...........................   5
           Notes to Consolidated Financial Statements .....................   7
    Item 2. Management's Discussion and Analysis or Plan of Operation .....  14

PART II -- OTHER INFORMATION
    Item 6. Exhibits and Reports on Form 8-K ..............................  23
    Signature .............................................................  24


                        PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                 Consolidated Statement of Financial Condition

                                                                                            September 30,
                                                                                          ----------------
                                                                                                1999
                                                                                          ----------------
                                                                                            (Unaudited)
ASSETS
     Cash and cash equivalents                                                            $      2,162,767
     Cash and securities segregated for regulatory
        purposes or deposited with clearing organizations                                           52,231
     Securities borrowed                                                                         2,404,330
     Receivables
        Customers                                                                                2,464,777
        Broker dealers                                                                           1,239,523
        Affiliated companies                                                                     5,071,130
        Other                                                                                    4,788,028
     Securities owned, at value
        Corporate equities                                                                      17,993,026
        Other sovereign government obligations                                                   1,854,561
     Furniture and equipment, at cost (net of accumulated
        depreciation and amortization of $1,378,383)                                             2,343,511
     Deferred taxes                                                                              4,567,368
     Investments in affiliated companies                                                         2,902,032
     Goodwill                                                                                    2,167,329
     Other assets and deferred amounts                                                           1,227,746
                                                                                          -----------------

           Total Assets                                                                   $     51,238,359
                                                                                          =================


LIABILITIES AND STOCKHOLDERS' EQUITY
     Short-term borrowings                                                                $     12,074,914
     Advances from affiliated companies                                                            967,514
     Payables
        Customers                                                                                1,104,979
        Broker dealers and other                                                                 2,624,079
     Securities sold under agreements to repurchase                                              2,577,249
     Securities sold, not yet purchased, at value                                                  969,896
     Accounts payable and accrued expenses                                                       1,196,022
     Other liabilities and deferred amounts                                                      1,703,890
                                                                                          -----------------

                                                                                                23,218,543

     Long-term borrowings                                                                        3,845,397
                                                                                          -----------------

           Total liabilities                                                                    27,063,940
                                                                                          -----------------

     Minority interest in consolidated subsidiaries                                              7,257,150
                                                                                          -----------------

     Shareholders' equity
        Preferred stock; $.01 par value; 10,000,000 shares authorized;
           no shares issued and outstanding at September 30, 1999                                        -
        Common stock; $.05 par value; 10,000,000 shares authorized;
           5,206,750 shares issued and outstanding at September 30, 1999                           260,338
        Paid-in capital                                                                         29,716,012
        Accumulated deficit                                                                     (9,365,995)
        Note receivable - common stock and warrants                                               (922,854)
        Accumulated other comprehensive income                                                  (2,770,232)
                                                                                          -----------------

           Total shareholders' equity                                                           16,917,269
                                                                                          -----------------

           Total Liabilities and Shareholders' Equity                                     $     51,238,359
                                                                                          =================





                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Operations

                                                           For the Quarterly Period                   For the Six Months
                                                              Ended September 30,                     Ended September 30,
                                                      ------------------------------------    ------------------------------------
                                                            1999                1998                1999                1998
                                                      ----------------    ----------------    ----------------    ----------------
                                                                  (Unaudited)                             (Unaudited)
Revenues
     Commissions                                      $     4,281,616     $     2,864,300     $    10,300,319     $     4,611,417
     Fees                                                   1,255,366             494,720           2,389,074             703,340
     Interest and dividends                                    87,423             213,524             144,324             402,206
     Principal transactions, net
        Trading                                              (594,547)          1,011,470           1,491,767           2,389,599
        Investment                                          1,711,570            (345,002)          1,734,074             143,363
     Gain on sale of interest in subsidiary                         -           1,312,057                   -           1,312,057
     Other                                                    971,680             656,136           1,926,257             783,015
     Equity in earnings of unconsolidated affiliates           (3,495)                  -              80,723                   -
                                                      ----------------    ----------------    ----------------    ----------------

           Total revenues                                   7,709,613           6,207,205          18,066,538          10,344,997
                                                      ----------------    ----------------    ----------------    ----------------

Costs and expenses
     Compensation and benefits                              4,456,339           3,701,651          10,915,163           6,363,848
     Brokerage, clearing, exchange fees and other             468,118           1,573,313           1,168,955           1,240,339
     Occupancy                                                525,667             461,678           1,160,714             803,572
     Communications                                           502,507             548,123             965,435             776,710
     Office supplies and expenses                             154,892             303,996             314,870             674,974
     Interest                                                 414,547              28,658             637,946             104,262
     Professional fees                                        269,756             521,861             462,890             621,391
     Consulting fees                                          236,353             344,645             361,854             610,161
     Travel                                                    47,700             214,724             150,840             342,416
     General and administrative                               336,737             574,292             686,964             844,785
     Depreciation and amortization                            120,830              84,000             238,243             189,038
                                                      ----------------    ----------------    ----------------    ----------------

           Total costs and expenses                         7,533,446           8,356,941          17,063,874          12,571,496
                                                      ----------------    ----------------    ----------------    ----------------

Income (loss) before provision for income taxes
     and minority interest in earnings of subsidiaries        176,167          (2,149,736)          1,002,664          (2,226,499)

Provision for income taxes                                    162,307            (610,356)           (116,150)           (665,433)
Minority interest in earnings of subsidiaries                  (3,020)            (94,563)            (94,226)           (172,980)
                                                      ----------------    ----------------    ----------------    ----------------

Net income (loss)                                     $       335,454     $    (2,854,655)    $       792,288     $    (3,064,912)
                                                      ================    ================    ================    ================


Weighted average number of common
     shares outstanding                                     5,206,750           4,476,737           5,206,750           4,476,737
                                                      ================    ================    ================    ================




Basic and diluted earnings per share                  $         0.064     $        (0.638)    $         0.152     $        (0.685)
                                                      ================    ================    ================    ================







                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                 Consolidated Statements of Comprehensive Income

                                                           For the Quarterly Period                   For the Six Months
                                                              Ended September 30,                     Ended September 30,
                                                      ------------------------------------    ------------------------------------
                                                            1999                1998                1999                1998
                                                      ----------------    ----------------    ----------------    ----------------
Net income (loss)                                     $       335,454     $    (2,854,655)    $       792,288     $    (3,064,912)

     Other comprehensive income (loss)
        Foreign currency translation adjustments             (461,417)            308,488          (1,560,070)            (63,662)
                                                      ----------------    ----------------    ----------------    ----------------

Comprehensive income (loss)                           $      (125,963)    $    (2,546,167)    $      (767,782)    $    (3,128,574)
                                                      ================    ================    ================    ================




                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                                                                                       For the Six Months
                                                                                                       Ended September 30,
                                                                                               ------------------------------------
                                                                                                      1999               1998
                                                                                               -----------------  -----------------
                                                                                                           (Unaudited)
Cash flows from operating activities
     Net income (loss)                                                                         $        792,288    $    (3,064,912)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
           Minority interest in earnings of subsidiaries                                                 94,226            172,980
           Depreciation and amortization                                                                238,243            189,038
           Deferred taxes                                                                               116,150            535,883
           Gain on sale of interest in subsidiary                                                             -         (1,312,057)
           Equity in earnings (loss) of unconsolidated affiliates                                       (80,723)                 -

        Changes in operating assets and liabilities
           Cash and securities segregated for regulatory purposes
              or deposited with regulatory agencies                                                           -            891,070
           Securities borrowed                                                                         (750,588)            (7,486)
           Receivables
              Customers                                                                               1,675,239          3,797,680
              Brokers, dealers and others                                                             1,117,442         (4,442,609)
              Affiliated companies                                                                   (2,967,201)        (3,279,150)
              Other                                                                                   4,746,737         (4,482,168)
           Securities owned, at value                                                                (6,306,031)        (2,518,351)
           Other assets                                                                               2,279,417               (107)
           Payables
              Customers                                                                              (1,579,364)         2,459,048
              Brokers, dealers and others                                                              (208,949)        (3,095,213)
           Accounts payable and accrued expenses                                                       (280,564)         1,599,890
                                                                                               -----------------   ----------------

Net cash provided by (used in) operating activities                                                  (1,113,678)       (12,556,464)
                                                                                               -----------------   ----------------

Cash flows from investing activities
     Net proceeds from (payments for)
        Investments in affiliates                                                                    (2,902,032)                 -
        Sale of interest in subsidiary                                                                        -          1,180,500
        Investments held for resale                                                                           -            692,504
        Purchases of furniture and equipment                                                           (471,561)                 -
                                                                                               -----------------   ----------------

Net cash provided by (used in) investing activities                                                  (3,373,593)         1,873,004
                                                                                               -----------------   ----------------

Cash flows from financing activities
     Net proceeds from (payments for)
        Securities loaned                                                                               943,427          1,126,461
        Short-term financings                                                                         9,462,856         (1,027,594)
        Short-term borrowings from affiliated companies                                              (3,732,307)         1,565,154
        Other long-term debt                                                                           (362,083)         7,045,770
                                                                                               -----------------   ----------------

Net cash provided by (used in) financing activities                                                   6,311,893          8,709,791
                                                                                               -----------------   ----------------

Foreign currency translation adjustment                                                              (1,876,560)          (163,951)
                                                                                               -----------------   ----------------

Increase (decrease) in cash and cash equivalents                                                        (51,938)        (2,137,620)

Cash and cash equivalents, beginning of period                                                        2,214,705          7,156,702
                                                                                               -----------------   ----------------

Cash and cash equivalents, end of period                                                        $     2,162,767    $     5,019,082
                                                                                               =================   ================



                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A Delaware Corporation)

                Consolidated Statements of Cash Flows (continued)

                                                                                                       For the Six Months
                                                                                                       Ended September 30,
                                                                                               ------------------------------------
                                                                                                     1999               1998
                                                                                               -----------------  -----------------
                                                                                                           (Unaudited)
Supplemental disclosure of cash flow information
     Cash paid for income taxes                                                                $              -    $             -
                                                                                               =================   ================

     Cash paid for interest                                                                    $        637,946    $       104,262
                                                                                               =================   ================


Non-cash transactions
     Eastbrokers International shares issued as part of
        EBI Securities Corporation acquisition                                                 $              -    $     2,350,000
                                                                                               =================   ================
























                See notes to consolidated financial statements.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                   (UNAUDITED)


1.   INTERIM REPORTING

     The financial statements of Eastbrokers International Incorporated and its U.S. and international subsidiaries (collectively, "Eastbrokers" or the "Company") for the quarterly and six month period ended September 30, 1999 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

     The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999 include accounting policies and additional information pertinent to an understanding of these interim financial statements.

     For the quarterly and six month period ended September 30, 1999, the accompanying consolidated financial statements include the financial position, results of operations, comprehensive income and cash flows of Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers AG") for the quarterly period ended June 30, 1999, of EBI Securities Corporation ("EBI Securities") (formerly Cohig & Associates) and the Company for the quarterly period ended September 30, 1999.

     For the quarterly period ended September 30, 1998, the accompanying consolidated financial statements include the financial position, results of operations, comprehensive income, and cash flows of Eastbrokers AG for the quarterly period ended June 30, 1998, of EBI Securities from the date of acquisition (May 14, 1998) through September 30, 1998, and the Company for the quarterly period ended September 30, 1998.

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                   (UNAUDITED)


3.   ACQUISITION OF EBI SECURITIES CORPORATION (CONTINUED)

     EBI Securities is a full service brokerage firm specializing in providing investment advice and counsel to individuals and small to middle market institutions. At the present time, EBI Securities has approximately 190 licensed representatives. EBI Securities provides its brokerage clients with a broad range of traditional investment products and services. EBI Securities also strives to differentiate itself in the minds of investors and corporate finance clients through its commitment to a professional but personalized service, which not only sets it apart from the large firms, but also serves to develop long-term client relationships. Its trading department makes a market in approximately 100 securities which include its investment banking clients and those securities that its research department has identified as promising, small to middle-market, potentially high growth companies. EBI Securities' investment banking department operates with a single goal in mind: to enhance and develop the capital structures of small to middle market emerging growth companies through private placements, bridge financing, and public offerings which serves to enable the firm's corporate finance clients to capitalize on promising business opportunities, favorable market conditions, and/or late stage product development.

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

     In May 1999, Eastbrokers issued 5 percent Convertible Debentures due 2002 (the "5 percent Debentures") in an aggregate principal amount of $2,000,000. Holders of the 5 percent Debentures have the right to convert their 5 percent Notes into shares of Common Stock at the lesser of $5.50 per share or 90% of the average of the three lowest closing bid prices for the 20 trading days ending five days before the date of delivery of the notice of conversion. A portion of the proceeds of the Debentures has been used to expand the Company's operations.

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                     EASTBROKERS INTERNATIONAL INCORPORATED
                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                   (UNAUDITED)


9.   PROPOSED ACQUISITIONS

     In July 1999, the Company announced that it has signed a letter of intent to purchase a majority interest in Sutton Online, LLC (http://www.suttononline.com) , an online trading firm that offers individual investors, money managers and hedge funds, trade executions, level II software & data, internet service and training for online investors. Sutton Online also provides brokerage firms the necessary tools to offer financial products via the internet. The transaction is contingent, among other things, satisfactory completion of all due diligence, the approval by both Board of Directors, and the execution of a definitive purchase agreement. It is anticipated that this transaction will be completed during the quarterly period ending December 31, 1999.

     Also in July 1999, the Company announced that it has signed a letter of intent to purchase the JB Sutton Group, LLC, a New York based brokerage and investment banking firm. The transaction is contingent on, among other things, satisfactory completion of all due diligence, the approval by both Boards of Directors, the execution of definitive purchase and escrow agreements and obtaining the necessary regulatory approvals. It is anticipated that this transaction will be completed during the quarterly period ended December 31, 1999.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain information set forth in this report under this caption "Management's Discussion and Analysis or Plan of Operation" includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "budgeted", "anticipate", "project", "estimate", "expect", "may", "believe", "potential" and other similar statements are intended to be among the statements that are considered "forward looking" statements. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of the date hereof. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates,
(vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by us, (xi) significant and rapid changes in technology which could negatively affect our internet related projects and (xii) the risks and uncertainties set forth under the caption "Risk Factors" which appears in Item 1 of our Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 (the "Report"). We undertake no obligation to release publicly any revisions to the forward looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

     This Form 10-QSB for the quarterly and six month period ended September 30, 1999, makes reference to our Report. The Report includes information necessary or useful to an understanding of our businesses and financial statement presentations. We will furnish a copy of this Report upon request made directly to our headquarters at 6000 Fairview Road, Suite 1410, Charlotte, North Carolina 28210, telephone number (704) 643-8220 and facsimile number (704) 643-8097.

     References to "us", "our", or "we" collectively refer to Eastbrokers International Incorporated ("Eastbrokers") and its subsidiaries.


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

     Overall, our fiscal year ended March 31, 1999, was a very challenging year. First, we had to contend with the global financial crisis, which resulted in collapses in the Asian and Russian markets and caused enormous turmoil throughout the emerging markets of Central and Eastern Europe. Second, we had to contend with the correction in the US equities market, which devastated an already depressed small and micro-cap market. These two factors directly accounted for 77 percent of our loss for the year ended March 31, 1999.

     Despite these unprecedented market conditions, we have continued to grow our assets under management, our commission revenue, underwriting fees and distribution capabilities. Our first and second quarters of the current fiscal year continued these trends. We have streamlined our operations in Europe and under-performing assets have been sold or liquidated. We have also launched our newly formed subsidiary, EBonlineinc.com, which merged into a publicly-traded entity in July 1999. We remain committed to our mission of building, through acquisitions and strategic alliances, a highly successful, global, middle market, investment banking and securities firm.


      EUROPEAN OPERATIONS

     Since our acquisition of Eastbrokers AG, in August, 1996, the business strategy for our European operations was to utilize our emerging market expertise in the areas of merchant banking, corporate finance, privatization and trading in order to expand throughout Central and Eastern Europe. However, during 1998, we modified our business strategy in Europe. This was in response to an overall economic downturn that covered much of Central and Eastern Europe. This market downturn, which peaked during the Summer of 1998, led to sharp decreases in stock markets worldwide, particularly in Central and Eastern Europe. In addition to falling prices, the overall liquidity in the financial markets throughout much of the region was significantly reduced. In order to minimize the negative effects on our financial operations, we reduced our work force in Austria and closed our operations in Slovakia, Romania, Turkey, Russia and Bulgaria. In Austria, Poland, and Croatia, we made significant changes in our management and cost structures. In the Czech Republic and Hungary, we sold our operations. However, we continue to maintain an affiliate relationship with the management in Hungary. We have re-entered the Czech Republic through the purchase of a minority interest in Stratego Invest a.s. Prague. Due to increased interest in the region, we also organized an office in Baku, Azerbaijan.

     Despite the negative sentiment in emerging markets during 1998, we believe that Central and Eastern Europe's ultimate unification into the European Economic and Monetary Union, will lead to a significant increase in investor interest in the region. This potential increase in the emerging market interest will benefit those firms that have had existing operations in the region. We intend to maintain solid long-term involvement in the region and to continue to provide our clients with quality brokerage and investment banking services. We also intend to expand our operations into other markets of Western Europe through possible acquisitions, mergers, joint ventures and/or strategic relationships.

     With the acquisition of EBI Securities in May 1998, our European subsidiaries now have direct access to the US securities marketplace. During 1999, our two main subsidiaries, EBI Securities and WMP Bank AG ("WMP Bank"), have begun the process to cross-market to their respective retail and institutional clientele, their research, corporate finance and trading products. We believe that it is possible to significantly increase our overall revenue, if we are successful in marketing US securities to Western European institutional clientele, and vice-versa.

     In September 1999, we began utilizing the online trading capabilities of SuttonOnline through our Czech Republic subsidiary Stratego Invest. It is anticipated that we will soon extend these online trading capabilities to our other European subsidiaries.

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


UNITED STATES OPERATIONS

EBI SECURITIES CORPORATION

     Subsequent to the acquisition of Eastbrokers AG, we commenced expansion of our brokerage operations in the United States. Our goal was to build a strong U.S. brokerage presence that would enable us to distribute European middle market, corporate finance product in the U.S. and also to provide our European operations access to U.S. corporate finance product, trading and research capabilities. In the Spring of 1997, we purchased our first U.S. based broker-dealer, Eastbrokers North America, Inc. Since establishing this broker-dealer, we have been approached by numerous U.S. based broker-dealers interested in becoming an acquisition target. We believe that continued consolidation within the securities industry, particularly in the United States, is inevitable. We believe that this consolidation can be attributed to the current volatility prevailing in the world financial markets, the higher degree of capitalization necessary to maintain sound brokerage operations and the increased regulatory environment. We believe that our structure as a well-capitalized, entrepreneurially managed, international, publicly-traded, investment banking firm, has the potential to be particularly appealing to the sellers of medium size brokerage firms. In addition, we believe that the purchase and roll-up of complementary securities businesses both in the United States and in Europe, can be financed by the issuance of our Common Stock.

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

     EBI Securities maintains its clearing arrangement with Fiserv Correspondent Services, Inc. ("Fiserv"), a subsidiary of Fiserv, Inc. (NASDAQ: FISV). Fiserv provides EBI Securities with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables EBI Securities to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base. Fiserv has advised us that it is aware of the year 2000 computer issue and is working to mitigate the effect of the year 2000 issue on its operations. See "Management's Discussion and Analysis or Plan of Operation - Impact of the Year 2000".

     EBI Securities has primarily operated as a retail brokerage firm focusing on individual investors with a focus on a full service approach which has been augmented through its corporate finance, proprietary research and trading activities. EBI Securities provides our retail clients with a broad range of traditional investment products and services. EBI Securities also strives to distinguish itself with investors and corporate finance clients through a commitment to professional but personalized service. The trading department makes markets in approximately 100 securities which include its investment banking clients and those securities that its research department has identified as promising, small to middle-market, potentially high growth companies. The investment banking departments' mission is to enhance and develop the capital structures of small to middle market emerging growth companies through private placements, bridge financing, and public offerings in order to enable the firm's corporate finance clients to capitalize on promising business opportunities, favorable market conditions, and/or late stage product development.

     EBI Securities is actively realigning itself to not only generate additional revenues through the leverage of our existing resources but also to create a more stable and consistent revenue base. The potential result is increased internal growth, which compliments external growth through acquisitions. Several initiatives that EBI Securities has undertaken in this regard are as follows:

     1. Fixed Income. In December 1998, EBI Securities added a fixed income department. This department is responsible for the generation of new fixed income products and underwriting, trading, retail distribution and research of government, municipal and corporate bonds. This department also provides additional revenue generating opportunities and synergies to three of our other departments, retail, corporate finance and equity trading. As EBI Securities continues to expand the products and services available to our retail brokers and their customers, this department provides additional investment opportunities through new products, underwritings and/or independent research ideas. Additionally, this department allows us to capture new business opportunities that previously were outside the scope of our available services.

     2. Asset Allocation. EBI Securities has developed an in-house asset allocation program to augment the breadth of our sales force's efforts. This program was developed utilizing industry software which, along with additional marketing materials, has been customized for our use. This approach utilized by this program represents an investment strategy based on the Noble Prize winning study called "Modem Portfolio Theory" (MPT). MPT's premise is that a personalized strategy can be created for each client whereby "optimal" risk vs. return portfolios are generated by mixing varying amounts of different asset classes according to their correlation to one another. Many market studies suggest that asset allocation rather than individual investment selection accounts for over 90 percent of a typical portfolio's returns. EBI Securities concurs with this notion, and as a result, is educating our sales force to effectively utilize this program. The results to date have been very favorable and this process is also seen as an effective tool for gathering assets. With the new communication systems we are implementing, we expect this service will be available at the desk top level to all brokers and will also enhance the sales forces ability to effectively utilize this asset allocation program.

     3. Managed Money. Recognizing the ongoing changes in the retail brokerage business, EBI Securities is actively entering the field of managed money and wrap fee compensation arrangements in place of the more traditional fee per transaction approaches. In short, the managed money approach charges the client a flat annual percentage of the money managed rather than a fee for each transaction. Many people believe that this approach better aligns the investment advisor's goals with that of the client. This approach requires some additional accounting and registration procedures, both of which have been set in motion by the firm and its applicable business partners. EBI Securities intends to hire additional salespeople with managed money experience in addition to actively re-educating the existing sales force. In August 1999, EBI Securities received its license as a Registered Investment Advisor (RIA) in Colorado. We are current licensed as an RIA in three states, including New York.

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

     5. Retail Expansion. Currently, EBI Securities is focusing on filling its existing retail space in order to improve efficiencies. EBI Securities also believes that retail expansion through additional offices will be most effective if it occurs in and around the corporate headquarters in Denver, Colorado. EBI Securities believes that creating a more visible sales force around the corporate headquarters will create a number of efficiencies on several fronts. These locations would also be easier and less expensive to manage from a corporate perspective. In addition, economies of scale are created in terms of advertising and community development, which can help to enhance the EBI Securities name and make it a more recognizable entity amongst retail clients, corporate finance clients and additional salespeople.



EBONLINEINC.COM

     In April 1999, we launched a new subsidiary, EBONLINEInc.com ("EBonline") which was merged into a publicly traded company in July 1999. EBonline's common shares trade in the over-the-counter market under the symbol "EBOL".

     EBonline is a Web-based business consisting of a website, globally accessible via the Internet, designed to facilitate merger, acquisition and corporate finance activity. The site attracts businesses looking to sell, make an acquisition, seek a merger or joint venture partner, obtain debt or equity capital or simply gain exposure within the international investment banking community. In addition, the site attracts accredited investors looking for investment opportunities. It is anticipated that EBonline may provide additional ancillary business for our broker-dealer operations. As of the date of this filing, EBonline now has over 2,000 business listings in its database.

PROPOSED ACQUISITIONS

     In July 1999, we announced that we signed a letter of intent to purchase a majority interest in Sutton Online, LLC (http://www.suttononline.com), an online trading firm that offers individual investors, money managers and hedge funds, trade executions, NASDAQ level II software & data, internet service and training for online investors. Sutton Online also provides brokerage firms the necessary tools to offer financial products via the internet. The transaction is contingent, among other things, satisfactory completion of all due diligence, the approval by both Board of Directors, and the execution of a definitive purchase agreement. It is anticipated that this transaction will be completed during the quarterly period ending December 31, 1999.

     Also in July 1999, we announced that we signed a letter of intent to purchase the JB Sutton Group, LLC, a New York based brokerage and investment banking firm. The transaction is contingent on, among other things, satisfactory completion of all due diligence, the approval by both Boards of Directors, the execution of definitive purchase and escrow agreements and obtaining the necessary regulatory approvals. It is anticipated that this transaction will be completed during the quarterly period ending December 31, 1999.


   RESULTS OF OPERATIONS

     SEE Note 1 of the Notes to Consolidated Financial Statements for the Quarterly Period Ended September 30, 1999, for an explanation of the basis of presentation of the financial statements.

     For the quarterly period ended September 30, 1999, we generated consolidated revenues of $7,709,613, compared to $6,207,205, for the quarterly period ended September 30, 1998. For the six month period ended September 30, 1999, we generated consolidated revenues of $18,066,538 compared to $10,344,997 for the six month period ended September 30, 1998. The revenue for the quarterly and six month period ended September 30, 1999 includes the one time gain from the sale of a portion of our interest in EBonline of $925,000. The revenue for the quarterly and six month period ended September 30, 1998 includes the one time gain from the sale of our interest in subsidiary of $1,312,057. After adjusting for the effects of these one time gains, our revenues were $6,784,613 and $4,895,148 for the quarterly periods ended September 30, 1999 and 1998, respectively and $17,141,538 and $9,419,997 for the six month periods ended September 30, 1999 and 1998, respectively. Our total revenues for the quarterly and six month periods ended September 30, 1999, are significantly higher than the same period in the previous year due primarily to increases in overall commission, and investment banking revenue. Total revenue for the quarterly and six month periods was also affected by the prior year sales of Eastbrokers Prague a.s. and Eastbrokers Budapest and the December 1998 liquidations of Eastbrokers Slovakia and Eastbrokers Romania. However, increases in revenue at EBI Securities more than compensated for the reductions in revenue from the sale and liquidation of our European subsidiaries in the prior year. For the quarterly and six month periods ended September 30, 1999, EBI Securities generated approximately $5,081,000 and $13,373,000, respectively compared with revenue of approximately $2,712,000 and $4,341,000, respectively from the same periods of a year earlier.

     We incurred total consolidated costs and expenses of $7,533,446 and $17,063,874 for the quarterly and six month periods ended September 30, 1999 compared to $8,356,941 and $12,571,496 for the quarterly and six month periods ended September 30, 1998. Total costs and expenses for the quarterly and six month periods were also affected by the prior year sales of Eastbrokers Prague a.s. and Eastbrokers Budapest and the December 1998 liquidations of Eastbrokers Slovakia and Eastbrokers Romania. However, increases in costs and expenses at EBI Securities were related to the increased production levels. For the quarterly and six month periods ended September 30, 1999, EBI Securities incurred costs and expenses of approximately $5,735,000 and $13,704,000, respectively compared with costs and expenses of approximately $4,939,000 and $6,630,000, respectively from the same periods of a year earlier.

     We are reporting consolidated net income for the quarterly and six month periods ending September 30, 1999 of $335,454 and $792,288, respectively compared to consolidated net losses of ($2,854,655) and ($3,064,912) for the quarterly and six month periods ended September 30, 1998. The net income for the quarterly and six month periods ended September 30, 1999 includes the one time gain from the sale of a portion of our interest in EBonline of $925,000. The Other contributing factors to the net income in the current year are primarily attributable to the reorganization of our European offices, the elimination of several non-performing assets in Europe and reduction of the losses at EBI
Securities. This reduction in losses at EBI Securities can be attributed to increased commission and investment banking revenue and better than expected performance of the trading department.

     On September 30, 1999, we had total assets of $51,238,359, and total liabilities of $27,063,940, compared to $54,404,378, and $27,851,828, respectively, on September 30, 1998. As of the date of this filing, we believe that we have adequate liquidity to meet our current obligations. However, no assurances can be made as to our ability to meet our cash requirements in connection with any expansion of our operations or any possible business combinations.

     The cash flows for the quarterly period ended September 30,1999, reflect the volatile nature of the securities industry and the reallocation of our assets indicative of a growing organization. The change in the foreign currency translation adjustment is primarily related to the fluctuations in the various currencies to the U.S. dollar. The U.S. dollar and its unexpected strength coupled with the unexpected weakness of the European currencies (including the German Deutchmarke) have negatively impacted our overall earnings as well as the cumulative translation adjustment. The primary currencies affecting us are the U.S. Dollar, Austrian Schilling, Czech Koruna, and the Polish Zloty.

     As a broker/dealer in securities, we will periodically acquire positions in securities on behalf of our clients. As disclosed in the notes of the financial statements, we have title to various financial instruments in the countries in which we operate. Certain of these investments may be characterized as relatively illiquid and potentially subject to rapid fluctuations in liquidity.

      ACQUISITIONS AND DISPOSITIONS

     In February 1999, our Austrian subsidiary WMP Bank, purchased a forty-nine (49%) percent equity interest in Stratego Invest a.s. Prague, a Czech securities and investment firm. The purchase price was valued at approximately $2.9 million USD at the then current exchange rates. The book value of Stratego Invest at the time of purchase was approximately 190 million Czech koruna, or approximately $6.1 million USD at the then current exchange rates.

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


      EMPLOYEES

     At September 30, 1999, we currently have approximately 350 full-time employees and 25 part-time employees. No employees are covered by collective bargaining agreements and we believe our relations are good with both our employees and our independent contractors and consultants.

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

     We are continuing a systems upgrade unrelated to the Year 2000 issue. In conjunction with this upgrade, we have established a program to address issues associated with the Year 2000. To ensure that our computer systems are Year 2000 compliant, we are continually reviewing our systems and programs to identify those that contain two-digit year codes, and we intend to replace them in conjunction with the systems upgrade provided by Baan Corporate Office Solutions. In addition, we are in the process of contacting its major external counterparties and suppliers to assess their compliance and remediation efforts and our exposure to them.

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

     As of November 15, 1999, we have completed the Inventory and Assessment phases and are also conducting the procedures associated with the Remediation, Testing and Implementation phases. The Remediation and Testing phases with respect to business critical applications are substantially completed and testing is continuing on an ongoing basis. We are in the Implementation phase is also now substantially complete. The Integration phase commenced in January 1999, and will continue through 1999. In addition, we have identified our major business relationships and many of them will be tested as soon as practicable. We will continue to survey and communicate with counterparties, intermediaries and vendors with whom it has important financial and operational relationships to determine the extent to which they are vulnerable to Year 2000 issues. As of November 15, 1999, we believe we have received sufficient information from all parties about their remediation plans to predict the outcomes of their efforts. In particular, Management believes the level of awareness and remediation efforts relating to the Year 2000 issue is less advanced in the Eastern and Central European markets in which we conduct business than in the United States.

     There are many risks associated with the Year 2000 issue, including the possibility of a failure of our computer and non-information technology systems. Such failures could have a material adverse effect on us and may cause systems malfunctions, incorrect or incomplete transaction processing resulting in failed trade settlements, the inability to reconcile accounting books and records, the inability to reconcile trading positions and balances with counterparties, inaccurate information to manage our exposure to trading risks and disruptions of funding requirements. In addition, even if the we successfully remediate our Year 2000 issues, we could be materially and adversely affected by failures of third parties to remediate their own Year 2000 issues. The failure of third parties with which we have financial or operational relationships such as securities exchanges, clearing organizations, depositories, regulatory agencies, banks, clients, counterparties, vendors and utilities, to remediate their computer and non-information technology systems issues in a timely manner could result in a material financial risk to us.

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

     Based upon current information, the Eastbrokers Group estimates that the total cost of implementing its Year 2000 initiative will be between $750,000 and $1,500,000, including the cost of its general systems upgrade. The Year 2000 costs include all activities undertaken on Year 2000 related matters across the Company, including, but not limited to, remediation, testing (internal and external), third party review, risk mitigation and contingency planning. Through October 1, 1999, the Eastbrokers Group estimates that it has expended approximately $800,000 on the Year 2000 project. These costs have been and will continue to be funded through operating cash flow and are expensed in the period in which they are incurred.

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


                        EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

      Exhibit No.        Description
      -----------        -----------------------

         (27)            Financial Data Schedule (Electronic Filing Only).



     b. There were no reports on Form 8-K filed during the quarterly period ended September 30, 1999.

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

Dated:  November 15, 1999

                               INDEX TO EXHIBITS


      Exhibit No.        Description
      -----------        -----------------------

         (27)            Financial Data Schedule (Electronic Filing Only).