Form 10QSB
period 1999-12-31
GLOBAL CAPITAL PARTNERS INC
filed 2000-02-15
CIK 899627

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

                For the quarterly period ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             -----------------------

                         Commission file number 0-26202

                          GLOBAL CAPITAL PARTNERS, INC.
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

                     EASTBROKERS INTERNATIONAL INCORPORATED
             (Former name, former address, and former fiscal year,
                          if changed from last report)

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

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on February 11, 2000, was 8,029,563.

===============================================================================

                          GLOBAL CAPITAL PARTNERS, INC.

                                                                            Page

PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
       Historical Financial Statements
           Consolidated Statement of Financial Condition ..................   2
           Consolidated Statements of Operations
              Quarterly and Nine Month Periods
              Ended December 31, 1999 and 1998 ............................   3
           Consolidated Statements of Comprehensive Income
              Quarterly and Nine Month Periods
              Ended December 31, 1999 and 1998 ............................   4
           Consolidated Statements of Cash Flows
              Quarterly and Nine Month Periods
              Ended December 31, 1999 and 1998 ............................   5
           Notes to Consolidated Financial Statements .....................   7
    Item 2. Management's Discussion and Analysis or Plan of Operation .....  14

PART II -- OTHER INFORMATION
    Item 4. Submission of Matters to a Vote of Security Holders............  23
    Item 6. Exhibits and Reports on Form 8-K ..............................  23
    Signature .............................................................  24


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A Delaware Corporation)

                 Consolidated Statement of Financial Condition


                                                                                            December 31,
                                                                                          ----------------
                                                                                                1999

                                                                                          ----------------
                                                                                            (Unaudited)
ASSETS
     Cash and cash equivalents                                                          $      2,763,950
     Cash and securities segregated for regulatory
        purposes or deposited with clearing organizations                                         31,390
     Securities borrowed                                                                       2,404,888
     Receivables
        Customers                                                                                199,638
        Broker dealers                                                                         1,705,659
        Affiliated companies                                                                   3,633,373
        Other                                                                                  5,719,900
     Securities owned, at value
        Corporate equities                                                                    17,176,205
        Other sovereign government obligations                                                   681,697
     Furniture and equipment, at cost (net of accumulated
        depreciation and amortization of $1,502,620)                                           2,390,731
     Deferred taxes                                                                            5,722,704
     Investments in affiliated companies                                                       2,895,845
     Goodwill                                                                                  4,452,180
     Other assets and deferred amounts                                                         2,048,345
                                                                                        -----------------

           Total assets                                                                 $     51,826,505
                                                                                        =================


LIABILITIES AND SHAREHOLDERS' EQUITY
     Short-term borrowings                                                              $      7,787,966
     Advances from affiliated companies                                                          448,664
     Payables
        Customers                                                                              2,113,397
        Broker dealers and other                                                               1,736,822
     Securities sold under agreements to repurchase                                            1,454,372
     Securities sold, not yet purchased, at value                                              2,388,906
     Accounts payable and accrued expenses                                                     1,849,939
     Other liabilities and deferred amounts                                                    1,592,181
                                                                                        -----------------

                                                                                              19,372,247

     Long-term borrowings                                                                      3,832,940
                                                                                        -----------------

           Total liabilities                                                                  23,205,187
                                                                                        -----------------

     Minority interest in consolidated subsidiaries                                            7,173,785
                                                                                        -----------------

     Shareholders' equity

        Preferred stock; $.01 par value; 10,000,000 shares authorized;
           1,000,000 shares issued and outstanding at December 31, 1999                           10,000
        Common stock; $.05 par value; 10,000,000 shares authorized;
           6,423,164 shares issued and outstanding at December 31, 1999                          271,159
        Paid-in capital                                                                       32,266,386
        Accumulated deficit                                                                   (7,663,750)
        Note receivable - common stock and warrants                                             (939,167)
        Accumulated other comprehensive income                                                (2,497,095)
                                                                                        -----------------

           Total shareholders' equity                                                         21,447,533
                                                                                        -----------------

           Total Liabilities and Shareholders' Equity                                   $     51,826,505
                                                                                        =================





                See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A Delaware Corporation)

                      Consolidated Statements of Operations


                                                           For the Quarterly Period                   For the Nine Months
                                                              Ended December 31,                      Ended December 31,
                                                      ------------------------------------    ------------------------------------
                                                            1999                1998                1999                1998
                                                      ----------------    ----------------    ----------------    ----------------
                                                                  (Unaudited)                             (Unaudited)
Revenues
     Commissions                                      $     7,383,301     $     3,625,667     $    17,683,620     $     8,237,084
     Fees                                                     793,198           1,443,299           2,638,897           2,146,639
     Interest and dividends                                   233,508             444,175             377,832             846,381
     Principal transactions, net
        Trading                                             1,609,418             268,008           3,101,185           2,657,607
        Investment                                            772,667              88,077           2,506,741             231,440
     Gain on sale of interest in subsidiary                         -                   -                   -           1,312,057
     Other                                                    799,094             759,653           3,268,726           1,542,668
     Equity in earnings of unconsolidated affiliates            5,698              54,988              86,421              54,988
                                                      ----------------    ----------------    ----------------    ----------------

           Total revenues                                  11,596,884           6,683,867          29,663,422          17,028,864
                                                      ----------------    ----------------    ----------------    ----------------

Costs and expenses
     Compensation and benefits                              7,343,436           4,323,418          18,258,599          10,687,266
     Brokerage, clearing, exchange fees and other           1,075,720              84,308           2,244,675           1,324,647
     Occupancy                                                564,092             499,012           1,724,806           1,302,584
     Communications                                           599,602             537,555           1,565,037           1,314,265
     Office supplies and expenses                             162,860             326,626             477,730           1,001,600
     Interest                                                 144,118             230,854             782,064             335,116
     Professional fees                                        116,876             196,618             579,766             818,009
     Consulting fees                                          133,422             277,626             495,276             887,787
     Travel                                                    62,811             154,985             213,651             472,013
     General and administrative                               461,472             218,744           1,148,436           1,088,917
     Depreciation and amortization                            124,237             166,736             362,480             355,774
                                                      ----------------    ----------------    ----------------    ----------------

           Total costs and expenses                        10,788,646           7,016,482          27,852,520          19,587,978
                                                      ----------------    ----------------    ----------------    ----------------

Income (loss) before provision for income taxes
     and minority interest in earnings of subsidiaries        808,238            (332,615)          1,810,902          (2,559,114)

Provision for income taxes                                    890,288             446,676             774,138            (218,757)
Minority interest in earnings of subsidiaries                   3,719             (60,422)            (90,507)           (233,402)
                                                      ----------------    ----------------    ----------------    ----------------

Net income (loss)                                     $     1,702,245     $        53,639     $     2,494,533     $    (3,011,273)
                                                      ================    ================    ================    ================


Weighted average number of common
     shares outstanding

        Basic                                               5,229,457           4,767,750           5,209,010           4,595,202
                                                      ================    ================    ================    ================

        Diluted                                             5,805,557           4,767,750           5,401,710           4,595,202
                                                      ================    ================    ================    ================


Earnings per share

        Basic                                         $          0.33     $          0.01     $          0.48     $         (0.66)
                                                      ================    ================    ================    ================

        Diluted                                       $          0.29     $          0.01     $          0.46     $         (0.66)
                                                      ================    ================    ================    ================






                See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A Delaware Corporation)

                 Consolidated Statements of Comprehensive Income


                                                           For the Quarterly Period                   For the Nine Months
                                                              Ended December 31,                      Ended December 31,
                                                      ------------------------------------    ------------------------------------
                                                            1999                1998                1999                1998
                                                      ----------------    ----------------    ----------------    ----------------
Net income (loss)                                     $     1,702,245     $        53,639     $     2,494,533     $    (3,011,273)

     Other comprehensive income (loss)
        Foreign currency translation adjustments              273,137           2,024,309          (1,286,933)          1,925,988
                                                      ----------------    ----------------    ----------------    ----------------

Comprehensive income (loss)                           $     1,975,382     $     2,077,948     $     1,207,600     $    (1,085,285)
                                                      ================    ================    ================    ================






                          GLOBAL CAPITAL PARTNERS, INC.

                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows


                                                                                                       For the Nine Months
                                                                                                       Ended December 31,
                                                                                               ------------------------------------
                                                                                                      1999               1998
                                                                                               -----------------  -----------------
                                                                                                           (Unaudited)
Cash flows from operating activities
     Net income (loss)                                                                         $      2,494,533    $    (3,011,273)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
           Minority interest in earnings of subsidiaries                                                 90,507            233,402
           Depreciation and amortization                                                                362,480            355,774
           Deferred taxes                                                                               668,760            384,470
           Gain on sale of interest in subsidiary                                                             -         (1,312,057)
           Equity in earnings (loss) of unconsolidated affiliates                                       (86,421)           (54,988)

        Changes in operating assets and liabilities
           Cash and securities segregated for regulatory purposes
              or deposited with regulatory agencies                                                      19,041            887,981
           Securities borrowed                                                                         (751,146)          (651,872)
           Receivables
              Customers                                                                               3,940,378          4,627,744
              Brokers, dealers and others                                                               651,306         (3,260,547)
              Affiliated companies                                                                   (1,529,444)           543,073
              Other                                                                                   3,814,865         (9,120,268)
           Securities owned, at value                                                                (4,316,346)       (13,855,772)
           Other assets                                                                               1,458,818            (86,149)
           Payables
              Customers                                                                                (570,946)        (1,098,454)
              Brokers, dealers and others                                                            (1,096,206)         1,067,561
           Accounts payable and accrued expenses                                                        261,644            594,443
                                                                                               -----------------   ----------------

Net cash provided by (used in) operating activities                                                   5,411,823        (23,756,932)
                                                                                               -----------------   ----------------

Cash flows from investing activities
     Net proceeds from (payments for)
        Net cash acquired - EBI Securities                                                                    -            970,056
        Investments in affiliates                                                                    (5,103,382)                 -
        Sale of interest in subsidiary                                                                        -          1,180,500
        Investments held for resale                                                                           -            693,173
        Purchases of furniture and equipment                                                           (526,761)          (689,446)
                                                                                               -----------------   ----------------

Net cash provided by (used in) investing activities                                                  (5,630,143)         2,154,283
                                                                                               -----------------   ----------------

Cash flows from financing activities
     Net proceeds from (payments for)
        Sale of convertible preferred stock                                                           2,000,000                  -
        Securities loaned                                                                             1,239,560          4,187,159
        Short-term financings                                                                         4,437,417          2,092,219
        Short-term borrowings from affiliated companies                                              (4,251,157)         1,738,647
        Other long-term debt                                                                         (1,371,322)         7,367,627
                                                                                               -----------------   ----------------

Net cash provided by (used in) financing activities                                                   2,054,498         15,385,652
                                                                                               -----------------   ----------------

Foreign currency translation adjustment                                                              (1,286,933)         1,614,171
                                                                                               -----------------   ----------------

Increase (decrease) in cash and cash equivalents                                                        549,245         (4,602,826)

Cash and cash equivalents, beginning of period                                                        2,214,705          7,156,702
                                                                                               -----------------   ----------------

Cash and cash equivalents, end of period                                                        $     2,763,950    $     2,553,876
                                                                                               =================   ================




                See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A Delaware Corporation)

                Consolidated Statements of Cash Flows (continued)

                                                                                                       For the Nine Months
                                                                                                       Ended December 31,
                                                                                               ------------------------------------
                                                                                                     1999               1998
                                                                                               -----------------  -----------------
                                                                                                           (Unaudited)
Supplemental disclosure of cash flow information
     Cash paid for income taxes                                                                $              -    $             -
                                                                                               =================   ================

     Cash paid for interest                                                                    $        782,064    $       335,116
                                                                                               =================   ================


Non-cash transactions

     Eastbrokers International shares issued as part of
        EBI Securities Corporation acquisition                                                 $              -    $     2,350,000
                                                                                               =================   ================



                See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                   (UNAUDITED)

1.   INTERIM REPORTING

     The financial statements of Global Capital Partners, Inc. (formerly Eastbrokers International Incorporated) and its U.S. and international subsidiaries (collectively, "Global Capital Partners" or the "Company") for the quarterly and nine month period ended December 31, 1999 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

     The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999 include accounting policies and additional information pertinent to an understanding of these interim financial statements.

     For the quarterly and nine month period ended December 31, 1999, the accompanying consolidated financial statements include the financial position, results of operations, comprehensive income and cash flows of Eastbrokers Beteiligungs Aktiengesellschaft ("Eastbrokers AG") for the quarterly period ended December 31, 1999, of EBI Securities Corporation ("EBI Securities") (formerly Cohig & Associates) and the Company for the quarterly period ended December 31, 1999.

     For the quarterly period ended December 31, 1998, the accompanying consolidated financial statements include the financial position, results of operations, comprehensive income, and cash flows of Eastbrokers AG for the quarterly period ended December 31, 1998, of EBI Securities from the date of acquisition (May 14, 1998) through December 31, 1998, and the Company for the quarterly period ended December 31, 1998.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include Global Capital Partners, Inc.
     (formerly  Eastbrokers   International   Incorporated)  and  its  U.S.  and
     international subsidiaries.

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

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

         FISCAL YEAR-END

     The fiscal year-end of Global Capital Partners, Inc. (formerly Eastbrokers International Incorporated) and its U.S. subsidiaries is March 31.

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

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

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

3.   ACQUISITIONS

         EBI SECURITIES CORPORATION

     In May 1998, the Company acquired all of the outstanding common stock of Cohig & Associates, Inc., a Denver, Colorado based investment banking and brokerage firm, in exchange for 445,000 unregistered shares of the Company's common stock and an agreement to advance $1,500,000 in additional working capital. Following the acquisition, the Company changed the name of Cohig & Associates, Inc. to EBI Securities Corporation. The Company intends to develop EBI Securities as the foundation to expand its U.S. based investment banking and brokerage presence. EBI Securities was the first acquisition targeting successful medium size investment banking and brokerage firms both domestically and internationally.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                   (UNAUDITED)

3.   ACQUISITIONS (CONTINUED)

         EBI SECURITIES CORPORATION (CONTINUED)

     EBI Securities is a full service brokerage firm specializing in providing investment advice and counsel to individuals and small to middle market institutions. At the present time, EBI Securities has approximately 200 licensed representatives. EBI Securities provides its brokerage clients with a broad range of traditional investment products and services. EBI Securities also strives to differentiate itself in the minds of investors and corporate finance clients through its commitment to a professional but personalized service, which not only sets it apart from the large firms, but also serves to develop long-term client relationships. Its trading department makes a market in approximately 100 securities which include its investment banking clients and those securities that its research department has identified as promising, small to middle-market, potentially high growth companies. EBI Securities' investment banking department operates with a single goal in mind: to enhance and develop the capital structures of small to middle market emerging growth companies through private placements, bridge financing, and public offerings which serves to enable the firm's corporate finance clients to capitalize on promising business opportunities, favorable market conditions, and/or late stage product development.

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

         THE JB SUTTON GROUP

     In November, 1999, The Company expanded its US investment banking and brokerage operations further with the acquisition of The JB Sutton Group, LLC, ("The JB Sutton Group") a New York based brokerage and investment banking firm. The JB Sutton Group has one main office with over 80 registered representatives. The JB Sutton Group primary focus is the operation of a retail brokerage firm serving individual investors with a full service approach. The JB Sutton Group has also utilized its corporate finance and trading activities to augment the services provided to its customer base. The JB Sutton Group provides its retail clients with a broad range of traditional investment products and services.

     The JB Sutton Group is registered as a broker-dealer with the SEC and a member of the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC"). The JB Sutton Group operates pursuant to the exemptive provisions of SEC Rule 15c3-3 (k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

     The JB Sutton Group maintains dual clearing arrangements with CIBC Oppenheimer, a division of CIBC World Markets Corp. ("OPPCO"), and Penson Financial Services Inc., a division of Service Asset Management Company ("Penson"). OPPCO provides The JB Sutton Group with back office support,

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                   (UNAUDITED)

     transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables The JB Sutton Group to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base. Penson provides similar services as OPPCO, but it is utilized by JB Sutton primarily to facilitate the trading activity in the customer accounts using the SuttonOnline trading system.

         SUTTONONLINE

     In addition to our growing US investment banking a brokerage presence, the Company purchased a majority interest in SuttonOnline, LLC ("SuttonOnline") (http://www.suttononline.com) an online trading firm that offers individual investors, money managers and hedge funds, trade executions, level II software & data, internet service and training for online investors. SuttonOnline also provides brokerage firms the necessary tools to offer financial products via the internet.

4.   SHORT-TERM BORROWINGS

     The Company meets its short-term financing needs through lines of credit with financial institutions, advances from affiliates, and by entering into repurchase agreements whereby securities are sold with a commitment to repurchase at a future date.

     In March 1999, Global Capital Partners issued 10 percent Convertible Promissory Notes due 2003 (the "10 percent Notes") in an aggregate principal amount of $1,350,000. Holders of the 10 percent Notes have the right to convert their 10 percent Notes into shares of Common Stock at $5.75 per share. A portion of the proceeds of the Notes was used to redeem the 7 percent Convertible Debentures issued in November 1998.

     In May 1999, Global Capital Partners issued 5 percent Convertible Debentures due 2002 (the "5 percent Debentures") in an aggregate principal amount of $2,000,000. Holders of the 5 percent Debentures have the right to convert their 5 percent Notes into shares of Common Stock at the lesser of $5.50 per share or 90% of the average of the three lowest closing bid prices for the 20 trading days ending five days before the date of delivery of the notice of conversion. A portion of the proceeds of the Debentures has been used to expand the Company's operations.

     In December 1999, approximately $500,000 of the 5 percent Debentures was converted into common shares as the 5 percent Debenture holders exercised their right to convert their notes. The remainder of the 5 percent Debenture holders converted their notes into common shares during January 2000.

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

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                   (UNAUDITED)

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

9.   SUBSEQUENT EVENTS

     In January 2000, WMP Bank AG purchased 43 percent of Unitrust Holdings SA, a Swiss investment bank, for 26 million Austrian Schillings (approximately $2 million US Dollars at the then current exchange rate). WMP intends to utilize this acquisition to not only expand its more traditional services, but also to develop private banking services for its European customers.

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

     This Form 10-QSB for the quarterly and nine month period ended December 31, 1999, makes reference to our Report. The Report includes information necessary or useful to an understanding of our businesses and financial statement presentations. We will furnish a copy of this Report upon request made directly to our headquarters at 6000 Fairview Road, Suite 1410, Charlotte, North Carolina 28210, telephone number (704) 643-8220 and facsimile number (704) 643-8097.

     References to "us", "our", or "we" collectively refer to Global Capital Partners, Inc. ("Global Capital Partners", (formerly Eastbrokers International Incorporated)) and its subsidiaries.

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

     In March 1997, we expanded our brokerage operations in the United States through the acquisition of an existing New York-based broker dealer. In May 1998, we continued the expansion of our U.S. operations through the acquisition of Cohig & Associates ("EBI Securities"), a Denver, Colorado based investment banking and brokerage firm. In November, 1999, we expanded our US investment banking and brokerage operations further with the acquisition of The JB Sutton Group, LLC, a New York based brokerage and investment banking firm. The JB Sutton Group has one main office with over 80 registered representatives.

     The JB Sutton Group is registered as a broker-dealer with the SEC and a member of the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC"). The JB Sutton Group operates pursuant to the exemptive provisions of SEC Rule 15c3-3 (k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

     The  JB  Sutton  Group  maintains  dual  clearing  arrangements  with  CIBC
Oppenheimer, a division of CIBC World Markets Corp. ("OPPCO"), and Penson Financial Services Inc., a division of Service Asset Management Company
("Pension"). OPPCO provides The JB Sutton Group with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables The JB Sutton Group to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base. Pension provides similar services as OPPCO, but it utilized by JB Sutton for the online customer accounts using the Sutton Online trading system.

     In addition to our growing US investment banking a brokerage presence, the Company purchased a majority interest in Sutton Online, LLC (http://www.suttononline.com) an online trading firm that offers individual investors, money managers and hedge funds, trade executions, level II software & data, internet service and training for online investors. Sutton Online also provides brokerage firms the necessary tools to offer financial products via the internet.

     In January, we changed our name to Global Capital Partners Inc., which we feel better reflects our business identity. Global Capital Partners is a holdings company which owns and operates a highly diversified investment banking and securities network, with 22 US offices and 8 international branches and affiliates located in the following countries: Austria; Czech Republic; Poland; Kazakhstan; Croatia; Slovenia and Azerbaijan.

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

     Despite these unprecedented market conditions, we have continued to grow our assets under management, our commission revenue, underwriting fees and distribution capabilities. Our first and second quarters of the current fiscal year continued these trends. We have streamlined our operations in Europe and under-performing assets have been sold or liquidated. We have also launched our
newly         formed         subsidiary,         MoneyZone,com         (formerly
EBONLINEinc.com)(http://www.MoneyZone.com), which merged into a publicly-traded entity in July 1999 and trades over the counter under the symbol "MNZN".

     Based on our current trends, we anticipate that our fourth quarter will also be profitable. We remain committed to our mission of building, through acquisitions and strategic alliances, a highly successful, global, middle market, investment banking and securities firm.

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

     Our abilities have been further enhanced with the addition of the JB Sutton Group and SuttonOnline. We believe that it is possible to significantly increase our overall revenue, if we are successful in marketing US securities to Western European institutional clientele, and vice-versa. We also believe that SuttonOnline will be able utilize our existing European infrastructure and contacts and will be expanding in online capabilities into Europe. SuttonOnline has announced several contracts and alliances since our acquisition in November 1999. We expect continued expansion of SuttonOnline during the next two fiscal years. In addition, our acquisition of 43% of Unitrust Holdings SA, of Geneva Swizterland, gives us access to the lucrative Swiss market. We also expect to further expand our activities in Western Europe, particularly in Germany.

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

     In May 1998,  we made a  significant  step in our  roll-up  strategy in the
United States. We acquired all of the outstanding common stock of Cohig & Associates, Inc., a Denver, Colorado based investment banking and brokerage firm. Following the acquisition, we changed the name of Cohig & Associates, Inc. to EBI Securities Corporation. The office space previously occupied by Eastbrokers North America, has been converted into a branch office of EBI Securities. EBI Securities was our first acquisition targeting other successful medium size investment banking and brokerage firms.

     EBI Securities operates 20 retail brokerage offices in 16 cities across the United States. These offices include 10 company owned branches, and 10 franchise branches employing over 200 people, of which 200 are registered representatives. EBI Securities is registered as a broker-dealer with the SEC and is licensed in 50 states and the District of Columbia. It is also a member of the NASD and the Securities Investor Protection Corporation ("SIPC"). Customer accounts are insured to $25 million under the SIPC excess insurance program. EBI Securities operates pursuant to the exemptive provisions of SEC Rule 15c3-3 (k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis. Since its inception Cohig/EBI has participated in the underwriting and/or co-underwriting of over $400 million in initial and secondary equity and debt offerings for over 30 public U.S. companies.

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

THE JB SUTTON GROUP, LLC

     In November, 1999, we expanded our US investment banking and brokerage operations further with the acquisition of The JB Sutton Group, LLC, a New York based brokerage and investment banking firm. The JB Sutton Group has one main office with over 80 registered representatives. Similar to EBI Securities, The JB Sutton Group primarily operates as a retail brokerage firm focusing on individual investors with a focus on a full service approach, which has been augmented through its corporate finance and trading activities. The JB Sutton Group provides its retail clients with a broad range of traditional investment products and services.

     The JB Sutton Group is registered as a broker-dealer with the SEC and a member of the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC"). The JB Sutton Group operates pursuant to the exemptive provisions of SEC Rule 15c3-3 (k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

     The  JB  Sutton  Group  maintains  dual  clearing  arrangements  with  CIBC
Oppenheimer, a division of CIBC World Markets Corp. ("OPPCO"), and Penson Financial Services Inc., a division of Service Asset Management Company
("Pension"). OPPCO provides The JB Sutton Group with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables The JB Sutton Group to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base. Pension provides similar services as OPPCO, but it utilized by JB Sutton for the online customer accounts using the Sutton Online trading system.

SUTTON ONLINE LLC

     In addition to our growing US investment banking a brokerage presence, the Company purchased a majority interest in Sutton Online, LLC (http://www.suttononline.com) an online trading firm that offers individual investors, money managers and hedge funds, trade executions, level II software & data, internet service and training for online investors. Sutton Online also provides brokerage firms the necessary tools to offer financial products via the internet.

MONEYZONE.COM (FORMERLY EBONLINEINC.COM)

     In April 1999, we launched a new subsidiary, MoneyZone.com (formerly EBonlineinc.com) ("EBonline") which was merged into a publicly traded company in July 1999. MoneyZone.com common shares trade in the over-the-counter market under the symbol "MNZN". As of the date of this filing, we own 2,000,000 of MoneyZone.com common stock. MoneyZone.com closed at $5.50 on the OTC on February 14, 2000.

     MoneyZone.com is a Web-based business consisting of a website, globally accessible via the Internet, designed to facilitate merger, acquisition and corporate finance activity. The site attracts businesses looking to sell, make an acquisition, seek a merger or joint venture partner, obtain debt or equity capital or simply gain exposure within the international investment banking community. In addition, the site attracts accredited investors looking for investment opportunities. It is anticipated that MoneyZone.com may provide additional ancillary business for our broker-dealer operations. As of the date of this filing, MoneyZone.com now has over 4,000 business listings in its database.

      RESULTS OF OPERATIONS

     SEE Note 1 of the Notes to Consolidated Financial Statements for the Quarterly Period Ended December 31, 1999, for an explanation of the basis of presentation of the financial statements.

     For the quarterly period ended December 31, 1999, we generated consolidated revenues of $11,596,884, compared to $6,683,867, for the quarterly period ended December 31, 1998. For the nine month period ended December 31, 1999, we generated consolidated revenues of $29,663,422 compared to $17,028,864 for the nine month period ended December 31, 1998. The revenue for the quarterly and nine month period ended December 31, 1999 includes the one time gain from the sale of a portion of our interest in MoneyZone of $1,950,000. The revenue for the quarterly and nine month period ended December 31, 1998 includes the one time gain from the sale of our interest in subsidiary of $1,312,057. After adjusting for the effects of these one time gains, our revenues were $9,646,884 and $6,683,867 for the quarterly periods ended December 31, 1999 and 1998, respectively and $27,713,422 and $15,078,864 for the nine month periods ended December 31, 1999 and 1998, respectively. Our total revenues for the quarterly and nine month periods ended December 31, 1999, are significantly higher than the same period in the previous year due primarily to increases in overall commission, and investment banking revenue. Total revenue for the quarterly and nine month periods was also affected by the prior year sales of Eastbrokers Prague a.s. and Eastbrokers Budapest and the December 1998 liquidations of Eastbrokers Slovakia and Eastbrokers Romania. However, increases in revenue at EBI Securities more than compensated for the reductions in revenue from the sale and liquidation of our European subsidiaries in the prior year. For the quarterly and nine month periods ended December 31, 1999, EBI Securities generated approximately $8,076,000 and $21,449,000, respectively compared with revenue of approximately $4,933,000 and $9,300,000, respectively from the same periods of a year earlier.

     We incurred total consolidated costs and expenses of $10,788,646 and $27,852,520 for the quarterly and nine month periods ended December 31, 1999 compared to $7,016,482 and $19,587,978 for the quarterly and nine month periods ended December 31, 1998. Total costs and expenses for the quarterly and nine month periods were also affected by the prior year sales of Eastbrokers Prague a.s. and Eastbrokers Budapest and the December 1998 liquidations of Eastbrokers Slovakia and Eastbrokers Romania. However, increases in costs and expenses at EBI Securities were related to the increased production levels. For the quarterly and nine month periods ended December 31, 1999, EBI Securities incurred costs and expenses of approximately $7,807,000 and $21,510,000, respectively compared with costs and expenses of approximately $5,073,000 and $11,703,000, respectively from the same periods of a year earlier.

     We are reporting consolidated net income for the quarterly and nine month periods ending December 31, 1999 of $1,702,245 and $2,494,533, respectively compared to consolidated net income(loss) of $53,639 and ($3,011,273) for the quarterly and nine month periods ended December 31, 1998. The net income for the quarterly and nine month periods ended December 31, 1999 includes the one time gain from the sale of a portion of our interest in MoneyZone of $1,950,000. The Other contributing factors to the net income in the current year are primarily attributable to the reorganization of our European offices, the elimination of several non-performing assets in Europe and reduction of the losses at EBI
Securities. This reduction in losses at EBI Securities can be attributed to increased commission and investment banking revenue and better than expected performance of the trading department.

     On December 31, 1999, we had total assets of $51,826,505, and total liabilities of $23,205,187, compared to $61,516,532, and $34,127,514, respectively, on December 31, 1998. As of the date of this filing, we believe that we have adequate liquidity to meet our current obligations. However, no assurances can be made as to our ability to meet our cash requirements in connection with any expansion of our operations or any possible business combinations.

     The cash flows for the quarterly period ended December 31,1999, reflect the volatile nature of the securities industry and the reallocation of our assets indicative of a growing organization. The change in the foreign currency translation adjustment is primarily related to the fluctuations in the various currencies to the U.S. dollar. The U.S. dollar and its unexpected strength coupled with the unexpected weakness of the European currencies (including the German Deutchmarke) have negatively impacted our overall earnings as well as the cumulative translation adjustment. The primary currencies affecting us are the U.S. Dollar, Austrian Schilling, Czech Koruna, and the Polish Zloty.

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

THE JB SUTTON GROUP, LLC

     In November, 1999, we expanded our US investment banking and brokerage operations further with the acquisition of The JB Sutton Group, LLC, a New York based brokerage and investment banking firm. The JB Sutton Group has one main office with over 80 registered representatives. Similar to EBI Securities, The JB Sutton Group primarily operates as a retail brokerage firm focusing on individual investors with a focus on a full service approach, which has been augmented through its corporate finance and trading activities. The JB Sutton Group provides its retail clients with a broad range of traditional investment products and services.

     The JB Sutton Group is registered as a broker-dealer with the SEC and a member of the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC"). The JB Sutton Group operates pursuant to the exemptive provisions of SEC Rule 15c3-3 (k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

     The  JB  Sutton  Group  maintains  dual  clearing  arrangements  with  CIBC
Oppenheimer, a division of CIBC World Markets Corp. ("OPPCO"), and Penson Financial Services Inc., a division of Service Asset Management Company
("Pension"). OPPCO provides The JB Sutton Group with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables The JB Sutton Group to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base. Pension provides similar services as OPPCO, but it utilized by JB Sutton for the online customer accounts using the Sutton Online trading system.

SUTTONONLINE LLC

     In addition to our growing US investment banking a brokerage presence, the Company purchased a majority interest in SuttonOnline, LLC (http://www.suttononline.com) an online trading firm that offers individual investors, money managers and hedge funds, trade executions, level II software & data, internet service and training for online investors. SuttonOnline also provides brokerage firms the necessary tools to offer financial products via the internet.

   EMPLOYEES

     At December 31, 1999, we currently have approximately 425 full-time employees and 25 part-time employees. No employees are covered by collective bargaining agreements and we believe our relations are good with both our employees and our independent contractors and consultants.

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

   IMPACT OF THE YEAR 2000

     We undertook a multiphase project to ensure limited disruptions in our services due to problems associated with the Year 2000 issue, which included coordinating with other entities with which our systems electronically interacted. Further, we contacted our major external counterparties and suppliers to assess their compliance and remediation efforts and our exposure to them.

     As a result of our efforts, we experienced minimal disruptions in our services throughout our company. Of the problems we did encounter, most of them were very minor issues that were resolved by restarting the affected systems.

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

     The Global Capital Partners Group is currently in the process of a systems upgrade unrelated to the year 2000 or Euro issues. In the course of this upgrade and addressing the Year 2000 issue, the Global Capital Partners Group will be installing new software that is Euro capable and will evaluate any potential problems identified that could be related to the Euro issue. The Global Capital Partners Group is also monitoring the compliance of its software suppliers in addressing this issue. Based on a recent evaluation, the Global Capital Partners Group has determined that material costs and resources will not be required to permit its computer systems to properly handle Euro reporting and transactions.

                           PART II - OTHER INFORMATION

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 9, 1999, we held the 1999 Annual Meeting of Stockholders of Global Capital Partners, Inc. (formerly Eastbrokers International Incorporated) ("Annual Meeting"). At this meeting, our Board of Directors submitted one proposed amendment to our 1996 Stock Option Plan. The Board of Directors also submitted proposals to the shareholders to elect one directors for a term of three years, to approve an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock and to ratify the appointment of our independent auditors for the current fiscal year. The holders of 4,761,023 shares of stock entitled to vote, which constituted a quorum, were present at the annual meeting in person or by proxy. As of the record date, there were 5,206,750 shares issued and outstanding.

     Proposal No. 1 - Election of Directors. One nominee, Dr. Lawrence Chimerine, was submitted to a vote of the shareholders. The nomination of Messr. Lawrence Chimerine to serve as a director for a three year term was approved with 4,710,540 shareholders voting for the nomination and 50,483 voting against the nomination.

     Proposal No. 2 - Amendment to the Company's 1996 Stock Option Plan. An amendment was submitted to the shareholders to increase the number of shares available under the plan from 850,000 to 1,200,000. The required affirmative vote of sixty-six and two thirds percent of the votes received on this issue was met. 2,270,782 voted in favor of the proposal, 163,045 voted against the proposal, and 7,248 abstained from voting.

     Proposal No. 3 - Amendment to the Company's Certificate of Incorporation. An amendment was submitted to the shareholders to increase the number of authorized shares of common stock, $0.05 par value per share, to 25,000,000 and to increase the total number of authorized shares of all classes of capital stock to 35,000,000. The required affirmative vote of sixty-six and two thirds percent of the votes received on this issue was met. 2,270,782 voted in favor of the proposal, 163,045 voted against the proposal, and 7,248 abstained from voting.

     Proposal No. 4 - Ratification of the Appointment of Auditors. The appointment of the accounting firm of Spicer, Jeffries & Co. for the fiscal year 2000 was confirmed by the shareholders. 4,381,071 voted in favor of the proposal, 47,522 voted against the proposal, and 32,430 abstained from voting.




                        EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS

    EXHIBIT NO.        DESCRIPTION
  -------------        -----------------

       (27)            Financial Data Schedule (Electronic Filing Only).



B. There was one report on Form 8-K filed during the quarterly period ended December 31, 1999, incorporated by reference to the Current Report on Form 8-K dated December 7, 1999 (File No. 000-26202).

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           GLOBAL CAPITAL PARTNERS, INC.
                   (Registrant)



By             /s/ Kevin D. McNeil
  ----------------------------------------------
                  Kevin D. McNeil

        Executive Vice President, Treasurer,
       Secretary, and Chief Financial Officer
     (Principal Financial and Accounting Officer)

Dated:  February 14, 2000

                                INDEX TO EXHIBITS

      Exhibit No.        Description

      -----------        -----------------------

         (27)            Financial Data Schedule (Electronic Filing Only).