Form 10KSB
period 2000-03-31
GLOBAL CAPITAL PARTNERS INC
filed 2000-07-03
CIK 899627

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

        6000 FAIRVIEW ROAD, SUITE 1410, CHARLOTTE, NORTH CAROLINA, 28210
               (Address of principal executive offices) (Zip Code)

                                 (704) 643-8220
                (Issuer's telephone number, including area code)

                       ----------------------------------

                  SECURITIES REGISTERED UNDER SECTION 12(B) OF
                               THE EXCHANGE ACT:

                                      None

                  SECURITIES REGISTERED UNDER SECTION 12(G) OF
                               THE EXCHANGE ACT:

                          Common Stock, $.05 par value
                            Placement Agent Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $45,908,499

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the bid and ask price of such common equity on June 28, 2000 was approximately $43,750,000

The total number of shares of the registrant's common stock, $.05 par value, outstanding on June 28, 2000 was 10,430,839

Transitional Small Business Disclosure Format:  Yes [ ]    No [x]

Part III of this report incorporates by reference information from the issuer's proxy statement to be filed by the issuer in connection with its annual meeting of stockholders for the year 2000.

================================================================================

                          GLOBAL CAPITAL PARTNERS, INC.

                              INDEX TO FORM 10-KSB

                                     PART I

Item   1.  Description of Business........................................... 3
Item   2.  Description of Property...........................................17
Item   3.  Legal Proceedings.................................................17
Item   4.  Submission of Matters to a Vote of Security Holders...............18


                                     PART II

Item   5.  Market for Common Equity and Related Stockholder Matters..........20
Item   6.  Management's Discussion and Analysis or Plan of Operation.........23
Item   7.  Financial Statements..............................................33

           Historical Financial Statements

                 Independent Auditors' Report................................34
                 Consolidated Statements of Financial Condition..............35
                 Consolidated Statements of Operations.......................36
                 Consolidated Statements of Changes in Shareholders' Equity..38
                 Consolidated Statements of Cash Flows.......................39
                 Notes to Consolidated Financial Statements..................41

Item   8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..........................................58


                                    PART III

Item   9.  Directors and Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.................59

Item 10.   Executive Compensation............................................59
Item 11.   Security Ownership of Certain Beneficial Owners and Management....59
Item 12.   Certain Relationships and Related Transactions....................59
Item 13.   Exhibits, List  and Reports on Form 8-K...........................59
Signatures...................................................................60

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

         SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         This Prospectus contains forward-looking statements. These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "budgeted," "anticipate," "project," "estimate," "expect," "may," "believe," "potential" and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of the date hereof.

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution our readers that a variety of factors could cause the actual results of Global Capital Partners, Inc. to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to:

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

o changes in federal and state tax laws which could affect the popularity of products sold by Global Capital Partners, Inc.; and

o        those risks and uncertainties set forth under the caption
         "Risk Factors" on page 8 and in Global Capital Partners, Inc. filings with the SEC.

         We undertake no obligation to release publicly any revisions to the forward looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

         IMPORTANT TERMS

We use the following terms of identification to simplify the presentation of information in this report. "GCAP and subsidiaries" refers to Global Capital Partners, Inc. and its subsidiaries. Global Capital Partners, Inc. is the issuer of the publicly traded common stock covered hereby. "GCAP and subsidiaries," "we," "us," or "our" refer collectively to GCAP and its subsidiaries. The term SEC is sometimes used to simplify references to the U.S. Securities and Exchange Commission.

         BACKGROUND

         On January 20, 1993, we incorporated in the State of Delaware, as the Czech Fund Inc. In 1995, we changed our name to Czech Industries Inc., then in 1996 to Eastbrokers International Incorporated. In February 2000, we became Global Capital Partners, Inc.

         Our initial goal was to take advantage of the rapid growth in business opportunities arising from the privatization of the newly-democratized Czech Republic by merging with or acquiring Czech businesses. From 1993 through 1996, we owned an interest in a Czech hotel and an interest in a Czech department store chain.

         We are primarily a holding company for twelve subsidiaries and affiliates which we directly and indirectly own. Most of our subsidiaries and affiliates are all engaged in various aspects of financial services. Our principal strategic objective has been to establish controlling ownership of independent broker-dealers in the United States and in Europe. This objective has been furthered in the United States and in Europe through our newly acquired online trading business, Sutton Online, Inc. (formerly, Sutton Online, LLC) and our internet finance business MoneyZone.com.

The following section, "Developments," highlights our activities as we have both responded to and proactively anticipated changes in the markets in which we operate, and the sections in Item 6 entitled " -- United State Operations" beginning on page 23 and " -- European Operations" beginning on page 27 provide a more detailed description of our domestic and European businesses, respectively.

         DEVELOPMENTS

         In 1996, we re-evaluated our business strategy and, after considering a variety of investment opportunities, acquired Eastbrokers Beteiligungs AG. Eastbrokers Beteiligungs AG is an Austrian brokerage company with offices throughout Central and Eastern Europe. This acquisition enhanced our development by both providing us with a vehicle to implement our acquisition strategy and extending our opportunities beyond the Czech Republic to the entirety of Central and Eastern Europe.

         Our business strategy for European operations was to utilize our emerging market expertise in the areas of merchant banking, corporate finance, privatization and trading, in order to expand throughout Central and Eastern Europe. However, during 1998, we modified our business strategy for Europe, in response to an overall economic downturn that covered much of Central and Eastern Europe. This market downturn, which peaked in the Summer of 1998, led to sharp decreases in stock markets worldwide, particularly in Central and Eastern Europe. In addition, to falling prices, the overall liquidity throughout much of the region was significantly reduced. In order to minimize the negative effects on our financial operations, we reduced our work force in Austria and either closed or sold our operations in the Czech Republic, Hungary, Slovakia, Romania, Turkey, Russia, Bulgaria. In 1999, we continued our restructuring program and closed our offices in Azerbaijan, Croatia and Kazakhstan. In Austria, Poland and Slovenia, we made significant changes in our management and cost structures. In 1999, we re-entered the Czech Republic through the purchase of a minority interest in Stratego Invest a.s., Prague, as well as signed an agreement to purchase a minority interest in Unitrust SA, a Swiss financial services company. As of the date of this filing, the purchase of Unitrust SA is pending due to required regulatory approvals.

         In March 1997, we expanded our brokerage operations into the United States through the acquisition of an existing New York-based broker dealer. During the development of this New York broker dealer, we were approached by several U.S. based broker dealers who were interested in being acquired. We believed that consolidation within the securities industry, particularly in the United States, was and is inevitable. This consolidation can be attributed to the volatility prevailing in the financial markets, the higher degree of capital needed to maintain solid brokerage functions and the increased regulatory environment. We decided that as a well-capitalized, professionally managed, international, publicly-traded, investment banking firm, we would be particularly appealing to the sellers of medium size brokerage firms. In addition, we believe that the purchase and roll-up of complementary securities businesses both in the United States and in Europe can be financed by the issuance of our common stock.

         In May 1998, we made a significant step in our roll-up strategy in the United States through the acquisition of all of the outstanding common stock of Cohig & Associates, Inc., a Denver, Colorado based investment banking and brokerage firm. Following the acquisition, we changed the name from Cohig & Associates, Inc. to EBI Securities Corporation.

         During the most recent fiscal year, we continued our acquisition strategy by acquiring approximately 48 percent of the outstanding common stock of MoneyZone.com, all of the outstanding ownership interests of Global Capital Markets, LLC (then, The JB Sutton Group, LLC), an investment banking and brokerage firm, and 55 percent of the outstanding ownership interests of Sutton Online, Inc. (then, Sutton Online, LLC), an online trading company. See "Acquisitions and Dispositions During the Fiscal Year" on this page. We have continued to grow our assets under management, our commission revenue, underwriting fees, and distribution capabilities and remain committed to our mission of building, through acquisitions and strategic alliances, a highly successful, global, middle-market, investment banking and securities firm. We also believe that the rapid development of the internet and technological revolution will have a significant and lasting impact on the financial services industry. We have actively positioned ourselves in less than one year, to participate in this new medium. We believe that our ability to respond quickly and capitalize on upcoming financial opportunities, such as the creation, incubation and capitalization of MoneyZone.com could lead to significant new opportunities for us.

         ACQUISITIONS AND DISPOSITIONS DURING THE FISCAL YEAR

         In July 1999, we acquired approximately 48 percent of MoneyZone.com (formerly EBonlineinc.com) and thereafter launched WWW.MONEYZONE.COM, a capital formation Internet portal that matches investors with entrepreneurs, and provided over $300,000 in initial development costs to MoneyZone.com. We subsequently disposed of approximately 600,000 shares of our MoneyZone.com common stock and presently own approximately thirty percent of MoneyZone.com's outstanding common stock. MoneyZone.com's common stock trades on the over-the-counter bulletin board under the symbol "MNZN."

         In November 1999, we purchased one-hundred percent of the outstanding ownership interests of Global Capital Markets, LLC (then, The JB Sutton Group,
LLC), a New York based investment banking and brokerage firm in exchange for 700,000 unregistered shares of our common stock and an agreement to provide $1,500,000 in additional working capital to that firm. Following the acquisition, we changed the name from The JB Sutton Group, LLC to Global Capital Markets, LLC. We intend to consolidate the operations of EBI Securities Corporation and Global Capital Markets over the next twelve to eighteen months. We believe we will realize cost savings from economies of scale which may further enable us to eliminate duplicate costs and maximize our capital resources. After this consolidation, we will then operate a single U.S.-based broker-dealer with 17 offices and over 300 registered representatives.

         In November 1999, we also purchased fifty-five percent of the then issued and outstanding LLC membership interest in Sutton Online, LLC (now, Sutton Online, Inc.) in exchange for 250,000 unregistered shares of our common stock and an agreement to advance $250,000 in additional working capital to Sutton Online, Inc. Sutton Online, Inc. is an online trading firm that offers trade routing, level II software and data, Internet service and training for online investors including individuals, hedge funds and money managers, and provides brokerage firms with the necessary tools to offer financial products via the Internet.

         We anticipate that our acquisitions of EBI Securities Corporation and Global Capital Markets are the beginning of a series of acquisitions targeting other successful medium size investment banking and brokerage firms both domestically and internationally. We believe that our current organizational structure as an entrepreneurial and international publicly-traded company will be particularly appealing to potential acquisition candidates.

         ACQUISITIONS AND DISPOSITIONS SUBSEQUENT TO THE FISCAL YEAR END

         In May 2000, Sutton Online, Inc. announced the formation of a wholly owned subsidiary, Sutton Online Europe. Sutton Online Europe will develop and market online trading products and services to European clients. Sutton Online Europe, whose operations will be based in Germany, will utilize the professional-level online trading platform of Sutton Online, Inc. to execute trades in U.S. and European securities. We are currently in the process of an extensive executive search for a chief executive officer to lead this subsidiary, secure financing and develop proprietary software to access financial markets throughout the world.

         In June 2000, due to continued net operating losses and persistent net cash flow deficits, we sold our interest in Eastbrokers Beteiligungs AG and its subsidiaries for $27.5 million USD in equity securities and notes receivable. This disposition was reported on our Current Report on Form 8-K filed on June 29, 2000. We intend to utilize a portion of the proceeds from this sale to expand our U.S. brokerage operations and further the development and expansion of Sutton Online, Inc. We are also in the process of evaluating the purchase of various strategic investment banking and brokerage operations in Western Europe, particularly in the rapidly growing German market. We intend to continue participating in the Eastern European markets through multiple fee-based franchise agreements with Eastbrokers Beteiligungs AG's operations in Poland, the Czech Republic and Slovenia.

         In June, 2000, Sutton Online Europe, acquired a majority interest in Total Online s.r.o., a Czech Republic based online trading software developer, and a minority interest in Total Solutions s.r.o., a Czech Republic based developer of front and back office financial management software solutions for financial institutions, investment companies and brokerages. Total Online develops software for advanced online trading systems that allows users to buy and sell securities on various worldwide exchanges. One of the products will be able to be used for trading on the New York, Prague, Vienna, Frankfurt and Amsterdam's AEX Exchanges, as well as Nasdaq.

         GOVERNMENT REGULATION

         We have operations based in the United States and two foreign countries. Our business is, and the securities industry in general is, subject to extensive regulation in each of these jurisdictions at both the federal and state level, as well as by industry self-regulatory organizations. We are also subject to regulation by various foreign financial regulatory authorities in the jurisdictions outside of the United States and Europe where we do business.

         In the United States, the Securities and Exchange Commission is the agency primarily responsible for administration of U.S. federal securities laws. Much of the regulation of broker-dealers, however, has been delegated by the SEC to self-regulatory organizations, primarily the National Association of Securities Dealers ("NASD"). The NASD has the authority to adopt rules (which are subject to approval by the SEC) for governing the industry and the NASD conducts periodic examinations to ensure compliance. The scope of broker dealer operations of EBI Securities Corporation and Global Capital Markets is subject to the terms of their respective Restriction Agreements with the NASD. In the event that EBI Securities Corporation or Global Capital Markets violates the terms of its Restriction Agreement or NASD rules, its NASD membership can be suspended or revoked and the NASD may impose fines upon it or censure it. Broker dealers are also subject to regulation by state securities commissions in the states in which they are registered. EBI Securities Corporation is registered in all 50 states and Global Capital Markets is registered in 45 states. EBI Securities Corporation and Global Capital Markets are subject to the SEC's net capital rules, which require them to maintain prescribed levels of capital in order to conduct business. EBI Securities Corporation and Global Capital Markets maintain their capital in excess of the required minimums.

         Our non-U.S. business is also subject to extensive regulation by various non-U.S. governments, securities exchanges, central banks and regulatory bodies. Each of these authorities impose regulations on our activities within the scope of their respective jurisdictions. These regulations are generally intended to protect the integrity of the stock exchange, bank or financial market subject to regulation and to protect customers of the regulated agency, and not primarily to protect investors in the regulated entity. These regulations may restrict the ability of our subsidiaries and affiliates to pay dividends or advances to Global Capital Partners, Inc.

         The SEC and other governmental authorities and self-regulatory organizations have the authority to institute administrative or judicial proceedings against any entity subject to their jurisdiction, and the officers and employees of any such entity. These proceedings may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the de-registration or suspension of a broker dealer, investment adviser or futures commission merchant, the statutory disqualification of its officers or employees or other adverse consequences, and, even if none of such actions is taken, could have a material adverse effect on our perceived creditworthiness, reputation and competitiveness. Customers of ours or others who allege that they have been damaged by our violation of applicable regulations also may seek to obtain compensation from us, including the reversal of any transactions with us.

         In addition to the existing laws and regulations affecting us, additional legislation and regulations, amendments to existing laws and regulations may be adopted in the future, or changes in interpretations or enforcement of existing laws and regulations may be adopted in the future. Any such event could directly affect our manner, operation, and profitability.

         See page 40 for a description of NASDAQ-related issues concerning our 10% Convertible Preferred Stock, Series A.

         COMPETITION

         We are engaged in a highly competitive business. With respect to one or more aspects of our business, we encounter substantial competition from both foreign and domestic businesses in the United States and Europe. Our competitors include an elite list comprised of member organizations of the New York Stock Exchange and other registered securities exchanges in North America and Europe. Nearly all of such entities have substantially greater financial resources, technical expertise and managerial capabilities than us. Discount brokerage firms affiliated with commercial banks and companies which provide electronic on-line trading provide additional competition. In many instances, we compete directly for customer funds with investment opportunities offered by real estate, insurance, banking and savings and loan industries. We compete principally on the basis of service, product selection, location and reputation.

         EMPLOYEES

         As of June 28, 2000, we had approximately 350 full-time employees and 15 part-time employees. None of our employees are covered by collective bargaining agreements and we believe our relations are good with both our employees and our independent contractors and consultants.

         COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

         We must comply with various federal, state and local regulations relating to the protection of the environment. Federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not, in our opinion, have a material effect on our capital expenditures, earnings or competitive position.

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

o         litigation.

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

         Our principal business activities (investment banking, securities sales, trading, and correspondent brokerage services) are naturally highly competitive and subject to various risks, volatile trading markets and fluctuations in the volume of market activity. Consequently, our net income and revenues, as well as our stock price, have been, and may continue to be, subject to wide fluctuations. This, of course, reflects the impact of many factors that are beyond our control. These factors include:

o         securities market conditions,

o         the level and volatility of interest rates,

o         competitive conditions and

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

o         currency values,

o         inflation,

o         market conditions,

o         the availability of short-term or long-term funding and capital,

o the credit capacity or perceived creditworthiness of the securities industry in the marketplace and

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

o         our professional staff,

o         our reputation in the marketplace,

o         our existing client relationships,

o         the ability to commit capital to client transactions, and

o         our mix of market capabilities.

         The adequacy of our capital levels will also influence our ability to compete effectively in securities brokerage and investment banking activities. In addition, our ability to expand our business may depend on our ability to raise additional capital. See "Description of Business -- Competition" on page 7.

         OUR FAILURE TO COMPLY WITH THE EXTENSIVE FEDERAL, STATE AND FOREIGN REGULATION OF OUR BUSINESS COULD HAVE A MATERIAL ADVERSE EFFECT UPON US. Our business (and the securities industry generally) is subject to extensive regulation. First, we are subject to regulation in the United States and in all European states where our subsidiaries operate at the state level. Second, we are subject to regulation by various foreign financial regulatory authorities in the jurisdictions outside of the United States and Europe where we do business. Finally, we are subject to regulation by industry self-regulatory organizations, which require strict compliance with their rules and regulations. Our failure to comply with any of these laws, rules or regulations could result in fines, suspension or expulsion, which could have a material adverse effect on us and could affect our stock price accordingly. See "Description of Business - Government Regulation" on page 6.

         Compliance with many of the regulations that apply to us involves a number of risks, particularly in areas where applicable regulations may be unclear. The SEC, other governmental regulatory authorities, including state securities regulators, and self-regulatory organizations, may institute administrative or judicial proceedings or arbitrations. These proceedings or arbitrations may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), issuance of cease-and-desist orders, de-registration of or suspension of a broker-dealer, investment adviser or futures commission merchant, statutory disqualification of our officers or employees or other adverse consequences. Moreover, even if no such actions are taken, there could be a material adverse effect on our perceived creditworthiness, reputation and competitiveness. Customers of ours or others who allege that our violation of applicable regulations have damaged them also may seek to obtain compensation from us, including unwinding any transactions with us. Such unwinding could have an adverse impact on our business.

         Other regulatory and legislative changes may adversely affect our manner of operation and profitability. These include:

o additional legislation and regulations, including those relating to the activities of affiliates of broker-dealers,

o changes in rules promulgated by the SEC other foreign governmental regulatory authorities and self-regulatory organizations, and

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

         THERE ARE MARKET, CREDIT AND LIQUIDITY RISKS ASSOCIATED WITH OUR UNDERWRITING AND TRADING ACTIVITIES WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US. We conduct our underwriting, securities trading, market-making and arbitrage activities as principal and in doing so subject our capital to significant risks, including market, credit (including counter-party) and liquidity risks.

         Our underwriting, securities trading, market-making and arbitrage activities often involve the purchase, sale or short sale of securities as principal in markets that may be characterized by relative illiquidity or that may be particularly susceptible to rapid fluctuations in liquidity. From time to time we have large position concentrations in certain types of securities or commitments and in the securities of or commitments to a single issuer. Through our subsidiaries and affiliate offices, we engage in proprietary trading of U.S. and European securities with an emphasis on government and corporate bonds, local debt instruments and equity securities. These transactions involve risks associated with the political instability and relative currency values of the nations in which the issuer principally engages in business, including the risk of nationalization. Additionally, from time to time we have substantial position concentrations in high-yield issuers or commitments to high-yield issuers.

         These securities generally involve greater risk than investment-grade debt securities due to credit considerations, liquidity of secondary trading markets and vulnerability to general economic conditions. The level of our high risk securities inventories and the impact of such activities upon our results of operations can fluctuate from period to period as a result of customer demands and economic and market considerations.

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

         We derive much of our revenue from commissions generated by our broker-dealers from retail brokerage transactions in equity and debt securities, underwriting activities and private placements. We believe that as the business of the broker dealers develops, the broker dealers will engage in securities trading for their own accounts. These activities may involve the purchase, sale or short sale of securities as principal and may involve certain risks which may limit our ability to resell securities we purchased or to repurchase securities sold in such transactions. These risks include change in the market price of such securities and a decrease in the liquidity of markets. Principal and underwriting transactions also involve economic, political, credit, currency, interest rate and other related risks, any of which could result in an adverse change in the market price of the relevant securities. See "Management's Discussion and Analysis or Plan of Operation."

         OUR MERCHANT BANKING ACTIVITIES ARE VERY CAPITAL INTENSIVE AND HAVE A POTENTIAL FOR LOSS WHICH COULD HAVE AN ADVERSE AFFECT ON OUR BUSINESS. Securities firms, such as us, increasingly promote major client transactions and transactions sponsored by the clients' own pools of capital by using their capital in a variety of investment activities that have been broadly described as merchant banking.

         Such activities include, among other things, purchasing equity or debt securities or making commitments to purchase such securities in various transactions. These include mergers, acquisitions, and restructuring and leveraged capital transactions, including leveraged buyouts and high-yield financing. Such positions and commitments may involve substantial amounts of capital and significant exposure to any one issuer or business, as well as market, credit and liquidity risks. Purchasers of equity securities in these transactions generally hold them for appreciation and the securities are not readily marketable and typically do not provide dividend income. Debt securities purchased in such transactions typically rank subordinate to bank debt of the issuer and may rank subordinate to other debt of the issuer. We also provide and arrange bridge financing. Bridge financing assures funding for major transactions, with the expectation that refinancing will be obtained through the placement of high-yield debt or other securities. Such activities may also involve substantial amounts of capital and significant exposure to any one issuer as well as various risks associated with credit conditions and vulnerability to general economic conditions.

         There can be no assurance that we will not experience significant losses as a result of such activities. Such losses may have an adverse effect on our business. See "Management's Discussion and Analysis or Plan of Operation."

         OUR INABILITY TO RAISE ADDITIONAL REQUIRED CAPITAL COULD HAVE A MATERIAL ADVERSE EFFECT ON US. We may need to raise additional funds to provide working capital or to respond to unforeseen needs or to take advantage of unanticipated opportunities. Over the longer term, it is likely that we will require substantial additional monies to continue to fund our working capital and expansion needs. There can be no assurance that any such funds will be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new services or products or otherwise respond to competitive pressures. Such inability could have a material adverse effect on our business, financial condition, results of operations and cash flows.

         INADEQUATE FINANCING TO SUPPORT OUR BUSINESSES COULD HAVE A MATERIAL ADVERSE EFFECT ON US. A substantial portion of our total assets consists of highly liquid marketable securities and short-term receivables arising from securities transactions. The highly liquid nature of these assets provides us with flexibility in financing and managing our business. However, certain of our activities, such as merchant banking, frequently involve substantial capital commitments in securities which are often illiquid. Such funds and capital include equity, long-term debt and short-term borrowings which consist of securities sold under agreements to repurchase, master notes and committed and uncommitted lines of credit.

         All repurchase transactions and a portion of our bank borrowings are made on a collateralized basis. This means that we have to pledge assets of ours in order to secure the funds involved in the repurchase transactions or borrowings. Liquidity management includes monitoring assets available to pledge against short-term borrowing. We maintain borrowing relationships with a broad range of banks, financial institutions, counter parties and others. The volume of our borrowings generally fluctuates in response to changes in the amount of resale transactions outstanding, the level of our securities inventories and overall market conditions. Availability of financing can vary depending upon market conditions, the volume of certain trading activities, credit ratings, credit capacity and the overall availability of credit to the securities industry. There can be no assurance that adequate financing to support our businesses will continue to be available in the future. See "Management's Discussion and Analysis or Plan of Operation."

         OUR ABILITY TO PAY DIVIDENDS, REPAY DEBT AND REDEEM OR REPURCHASE SHARES OF OUR OUTSTANDING CAPITAL STOCK COULD BE ADVERSELY AFFECTED BY POTENTIAL RESTRICTIONS RESULTING FROM NET CAPITAL REQUIREMENTS ON THE BUSINESS OF REGULATED SUBSIDIARIES AND ON THE WITHDRAWAL OF CAPITAL. As a registered broker-dealer in the United States, we are required to comply with each of the countries' regulatory authorities and net capital rules. These rules specify minimum net capital requirements for registered broker-dealers and stock exchange members. They attempt to ensure that broker-dealers maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. Accordingly, the rules require that at least a substantial portion of assets be kept in cash or highly liquid investments. Compliance with such net capital requirements could limit operations that require the intensive use of capital, such as underwriting and trading activities. These rules also could restrict our ability to withdraw capital from restricted accounts governed by regulatory restrictions, even in circumstances where these accounts hold more than the minimum amount of required capital. This, in turn, could prevent or limit our ability to pay dividends, repay debt and redeem or repurchase shares of our outstanding capital stock.

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

         WE DEPEND ON CERTAIN KEY MEMBERS OF MANAGEMENT AND THE LOSS OF ANY ONE OF THEM COULD HAVE A SIGNIFICANT ADVERSE EFFECT ON OUR PERFORMANCE AS A WHOLE. Most aspects of our business depend on highly-skilled individuals. We devote considerable resources to recruiting, training and compensating such individuals and have taken further steps to encourage such individuals to remain in our employ. Individuals employed by us may, however, choose to leave at any time to pursue other opportunities. Moreover, operating our business depends principally on certain key management personnel. In particular, Martin A. Sumichrast and Kevin D. McNeil have played significant roles in promoting, developing and managing the Company. Messrs. Sumichrast and McNeil are officers, directors and employees of ours. If we terminate their employment, or if they are unable to perform their duties, there may be a significant adverse effect on our performance as a whole. We expect that our potential growth and any expansion into new areas and activities requiring additional expertise (such as new markets or the development of new products) will place additional demands on our human resources. We anticipate such demands will require us to add new management personnel and to develop additional expertise in our existing management personnel. The failure to acquire such services or to develop such expertise could have a material adverse effect on our prospects for success. Competition for such personnel is intense and we can give no assurance that we will be able to hire and/or retain adequate personnel. At the present time, we have key-man life insurance policies in effect on Mr. Sumichrast and Mr. McNeil. Due to the continued expansion in the U.S. and the sale of Eastbrokers Beteiligungs AG and its subsidiaries, Mr. Kossner, the former Vice Chairman of the Board, resigned in May 2000, to pursue other business opportunities.

         WE HAVE SUFFERED OPERATING LOSSES AND WE CANNOT PREDICT WHETHER OUR FUTURE OPERATIONS WILL BE PROFITABLE OR THAT WE WILL HAVE AVAILABLE FUNDS ADEQUATE TO FUND OUR OPERATIONS. Despite our current years profitability, since the Company's formation, we have suffered substantial cash flow deficits and operating losses. The net loss for the fiscal year ended March 31, 1999 was $5,912,000 and the net loss for the fiscal year ended March 31, 1998 was $3,677,000. Our accumulated deficit as of March 31, 2000 was a negative
$6,439,000. There can be no assurance that our future operations will be profitable or that we will have available funds adequate to fund our operations. Should our operations be profitable, it is likely that we would retain much or all of our earnings to finance future growth and expansion.

         IF OUR COMMON STOCK WERE DELISTED, STOCKHOLDERS MAY HAVE A MORE DIFFICULT TIME SELLING THEIR SECURITIES. In the event that our common stock were no longer to meet applicable Nasdaq SmallCap requirements including timely reporting and were delisted from Nasdaq SmallCap, we would attempt to have our securities traded in the over-the-counter market via the Electronic Bulletin Board or the "pink sheets." In such event, holders of our securities would likely encounter greater difficulty in disposing of these securities and/or obtaining accurate quotations as to the prices of our securities.

         IF AT ANY TIME REGULATORS DELIST THE COMMON STOCK FROM THE NASDAQ SMALLCAP, TRANSACTIONS INVOLVING THE SECURITIES MAY BECOME SUBJECT TO PENNY STOCK RULES THAT IMPOSE ADDITIONAL SALES PRACTICE REQUIREMENTS ON BROKER-DEALERS WHO SELL SUCH SECURITIES TO PERSONS OTHER THAN ESTABLISHED CUSTOMERS AND ACCREDITED INVESTORS. The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our common stock is currently listed on the Nasdaq SmallCap we are exempt from the definition of penny stock at this time. If at any time regulators delist the common stock from the Nasdaq SmallCap, transactions involving the securities may become subject to penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Generally, an accredited investor is such a person with assets in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 annual together with such a person's spouse.) For transactions subject to penny stock rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, the Commission mandates a risk disclosure document relating to the penny stock market which the broker dealer must deliver prior to any transaction involving a penny stock, unless exempt. The broker dealer also must disclose the commissions payable to both the broker dealer and the registered representative and disclose current quotations for the securities. If the broker dealer is the sole market-maker, the broker-dealer must also disclose this fact as well as its presumed control over the market. Finally, broker-dealers must send monthly statements disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker dealers to sell our securities in the secondary market.

         THERE COULD BE POSSIBLE DILUTIVE AND OTHER ADVERSE EFFECTS OF OUTSTANDING OPTIONS AND WARRANTS BEING EXERCISED WHICH COULD AFFECT OUR ABILITY TO RAISE ADDITIONAL CAPITAL. Under the terms of our outstanding Placement Agent Warrants, Class D Warrants and options issued under our 1996 Stock Option Plan, as amended, the holders of such warrants and options are given an opportunity to profit from a rise in the market price of the common stock with a resulting dilution in the interests of the other stockholders. The existence of such options and warrants may adversely affect terms on which we may obtain additional financing. For example, the holders of the warrants might exercise them at a time when we are attempting to obtain additional capital through a new offering of securities on terms more favorable than those which the warrants and options provide.

         THE ISSUANCE OF PREFERRED STOCK COULD MAKE A POSSIBLE TAKEOVER OF US OR REMOVAL OF OUR MANAGEMENT MORE DIFFICULT. As of December 1997, our Board of Directors has authorized the issuance of up to 10,000,000 shares of preferred stock. In November 1999, January 2000 and March 2000, a total of 2,000,000 shares of our 10% Convertible Preferred Stock, Series A, were issued to Belle Holdings, Inc., a company controlled by Martin A. Sumichrast, our Chairman, President and Chief Executive Officer. Prior to the end of our fiscal year, Belle Holdings converted all of its preferred shares into common stock, on a one-to-one basis. As of June 28, 2000, no shares of preferred stock were issued and outstanding. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms, and all other rights, preferences and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. The Board of Directors could use this as a means to prevent a change in control of us. Future issuances of preferred stock may provide for dividends, certain preferences in liquidation and conversion rights. Such preferred stock issuance could make the possible takeover of us, or the removal of our management, more difficult. The issuance of such preferred stock could discourage hostile bids for control of the our company in which stockholders could receive premiums for their common stock or warrants, could adversely affect the voting and other rights of the holders of the common stock, or could depress the market price of the common stock or warrants.

         THERE ARE SPECIFIC RISKS OF THE GEOGRAPHIC AREAS COVERED BY US OUTSIDE THE UNITED STATES WHICH COULD, IF REALIZED, RESULT IN A MATERIAL ADVERSE EFFECT ON US. Our investments may include securities of issuers resident in areas currently in a state of flux. These regions' political institutions and economic policies now face the challenges of rapid change. Their populations are ethnically diverse and cultural and religious tensions abound. Memories of conflicts, past injustices and the legacy of the denial of justice and the expropriation of property will continue to create tension for years to come. These problems will compound the difficulties of the change from a centrally planned economy to a market economy. For these reasons our investments will be subject to risks of a nature and degree not normally encountered in more developed economies and additional to those inherent in any equity investment. Specific examples of some of these risks are described below:

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

O CHANGES IN LAW AND ENFORCEMENT OF RIGHTS: In cases where competing claims arise or in cases of re-nationalization, it may be difficult to enforce our rights in several of the countries where we operate. There are several reasons for this. First, legislation relating to securities, stock markets and property rights may not exist. Second, these countries may only very recently have introduced such legislation and may introduce significant new legislation at any time. Finally, existing legislation is likely to be subject to extensive amendment.

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

ITEM 2.       DESCRIPTION OF PROPERTY

         We do not own any real property. Leases on the properties we occupy expire at various times over the next five years. At current production levels, we believe our leased space is suitable and adequate. However, if volume and activity increases, it may necessitate leasing additional office space.

         Our corporate offices are located in Charlotte, North Carolina. We lease our office space in Charlotte, North Carolina and, through our subsidiaries, in various other locations. As of March 31, 2000, we leased office space in the following locations: (1) Denver, Colorado; (2) Aspen, Colorado; (3) Colorado Springs, Colorado; (4) Mesa, Arizona; (5) La Jolla, California; (6) Los Angeles, California; (7) Newark, Delaware; (8) Boca Raton, Florida; (9) Baltimore, Maryland; (10) Farmington, Michigan; (11) Aberdeen, New Jersey; (12) Sea Girt, New Jersey; (13) Albuquerque, New Mexico; (14) Charlotte, North Carolina; (15) Seattle, Washington; (16) Spokane, Washington; (17) New York, New York; (18) Vienna, Austria; (19) Klagenfurt, Austria; (20) Warsaw, Poland; and
(21) Ljubljana, Slovenia. Due to our recent sale of Eastbrokers Beteiligungs AG and its subsidiaries (see "Description of Business -Acquisitions and Dispositions Subsequent to Fiscal Year End" on page 6 and Note 2 to the financial statements included in this report on page 44), we no longer lease the offices in Vienna, Austria; Klagenfurt, Austria; Warsaw, Poland; or Ljubljana, Slovenia. However, through the recent acquisitions of Total Solutions and Total Online, we now lease office space in the Czech Republic.

ITEM 3.       LEGAL PROCEEDINGS

         We and our subsidiaries are subject to several legal proceedings in various jurisdictions throughout the United States.

         EURO-AMERICAN INSURANCE COMPANY LTD., ET AL. V. NATIONAL FAMILY CARE LIFE INSURANCE COMPANY, ET AL., 191ST Judicial District of Dallas County, Texas. In April, 1996, National Family Care Life Insurance Company commenced the above action against, among others, EBI Securities Corporation and Steve Signer, an employee of EBI Securities Corporation. In late 1994 or early 1995, National Family Care Life Insurance Company entered into an arrangement with Debenture Guaranty Corporation, another defendant in this litigation, whereby National Family Care Life Insurance Company lent money to Debenture Guaranty Corporation, and Debenture Guaranty Corporation opened an account in Debenture Guaranty Corporation's name to trade U.S. Treasuries. The note to National Family Care Life Insurance Company was in the amount by which the treasuries could be margined. This transaction was allegedly part of a scheme whereby National Family Care Life Insurance Company was attempting to inflate its assets for regulatory purposes. Debenture Guaranty Corporation allegedly misappropriated the funds for its own benefit. National Family Care Life Insurance Company alleged that EBI Securities Corporation and Mr. Signer aided, abetted and conspired with Debenture Guaranty Corporation in allegedly defrauding Plaintiff. National Family Care Life Insurance Company has reduced its damages demand from approximately $11,500,000 to $1,100,000. EBI Securities Corporation believes it has meritorious defenses and intends to vigorously defend against National Family Care Life Insurance Company's claims. The case is not presently scheduled for trial.

         EBI Securities Corporation also is involved in an arbitration proceeding related to the National Family Care Life Insurance COMPANY LITIGATION ENTITLED NATIONAL FAMILY CARE LIFE INSURANCE CO. V. PAULI COMPANY, INC., ET AL., NASDR Case No. 96-02673 (the "Arbitration"). The Arbitration panel entered an award against EBI Securities Corporation in July 1998 in favor of third-party plaintiff Pauli & Company, Inc. of approximately $370,000, which was significantly below the initial award sought by Pauli & Company, Inc. of approximately $1,100,000. EBI Securities Corporation has filed a motion in the National Family Care Life Insurance Company litigation to vacate this award and plans to vigorously contest this award on appeal.

         JACK G. LARSEN, AS RECEIVER FOR SOUTHWEST INCOME, TRUST ADVANTAGE INCOME TRUST AND INVESTORS TRADING TRUST V. COHIG AND ASSOCIATES, INC. ET AL., Maricopa County Superior Court, Arizona, Case No. CV 98-20281. Plaintiff commenced this action against EBI Securities Corporation and one of its brokers in December 1998 (and process was served on EBI Securities Corporation in January 1999) seeking damages in excess of $8 million dollars against EBI Securities Corporation as well as an accounting of funds allegedly in possession of EBI Securities Corporation. Plaintiff, who apparently has been appointed receiver for three trusts, alleges that customer accounts established at EBI Securities Corporation by third parties contained funds that actually belonged to the trusts, and that EBI Securities Corporation negligently failed to supervise its employees, in failing to determine that the third parties' trading activities, which allegedly resulted in significant trading losses, were in violation of the terms of agreements between the third parties and the Trusts. Plaintiff also contends that EBI Securities Corporation has in its possession and has wrongfully refused to return approximately $270,000 belonging to the trusts. This case is presently scheduled for trial in October, 2000. EBI Securities Corporation believes that it has meritorious defenses and intends to vigorously defend against Plaintiff's claims.

         LEE SCHLESSMAN ET AL V. GLOBAL CAPITAL PARTNERS, INC., INC. AND EBI SECURITIES CORPORATION, Denver County District Court, Colorado, Case No. 00 CV 1795. Plaintiffs commenced this action in April 2000, alleging that we unlawfully prepaid $1,350,000 of convertible secured promissory notes without affording the Plaintiffs the right to convert the notes into common stock. The notes were issued in March 1999, and entitled the holders to convert at a price of $5.75. We filed a registration statement covering the conversion, which was declared effective in August of 1999. In February 2000, we inquired as to whether the noteholders intended to convert. When it was learned that they were not intending to convert, we prepaid the notes pursuant to their terms, thereby extinguishing the conversion privilege. The noteholders have sued both Global Capital Partners, Inc. and EBI Securities Corporation, claiming that they have suffered damages as a result of not being entitled to convert and sell the common stock issued upon conversion. We have not yet answered the complaint. The answer is due on July 17, 2000. We believe that we have meritorious defenses and intend to vigorously defend against Plaintiffs claims.

         In view of the inherent difficulty of predicting the outcome of such matters, we cannot predict the eventual outcome of pending matters against us, EBI Securities Corporation or Global Capital Markets, LLC. We believe, based upon discussions with our counsel, that the outcome of such matters will not have a material adverse effect on the consolidated financial condition of our firm but may be material to our operating results for any particular period depending on the outcome of the matter and the level of our income for such period.

         In addition to the litigation described above, we, through our subsidiaries, are involved in various legal actions and claims arising in the ordinary course of business. We believe that each of such matters will be resolved without material adverse effect on our financial condition or operating results.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 31, 2000, we held a special meeting of our stockholders. At this meeting, our Board of Directors submitted two proposals to the stockholders. The first proposal was to change the name of our Company to Global Capital Partners, Inc. from Eastbrokers International Incorporated and the second proposal was to increase the voting power of our 10% Convertible
Preferred Stock, Series A, and certain issuances of common stock and warrants. The holders of 5,766,410 shares of stock entitled to vote, which constituted a quorum, were present at the annual meeting in person or by proxy. As of the record date, there were 6,246,750 common and preferred shares issued and outstanding. The following are the results of the vote of the stockholders present and entitled to vote:

o With respect to the approval of our certificate of incorporation to change the corporate name, of the 5,766,410 shares entitled to vote at the meeting, 5,697,880 voted in favor of this proposal, 63,868 voted against this proposal, and 4,662 abstained from voting.

o With respect to the approval of an increase in the voting power of the preferred stock and certain issuances of common stock and warrants, of the 5,766,410 shares entitled to vote at the meeting, 3,488,748 shares voted in favor of this proposal, 314,342 voted against this proposal and 11,470 abstained from voting.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the Nasdaq SmallCap under the symbol "GCAP" (previously, the symbol was "EAST"). The following table sets forth the reported high and low bid quotations on a fiscal year basis of the common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                           COMMON STOCK

                                                             -----------------------------------------
                                                                    HIGH                  LOW

                                                             -------------------- --------------------

                FISCAL 1998

                First Quarter                                       $10.5000             $4.0000
                Second Quarter                                      $14.0000             $4.0000
                Third Quarter                                      $  5.7500             $2.0313
                Fourth Quarter                                      $13.0000             $3.7500

                FISCAL 1999

                First Quarter                                      $  9.3750             $3.5630
                Second Quarter                                     $  4.7500             $2.3440
                Third Quarter                                      $  6.3440             $1.9380
                Fourth Quarter                                      $11.8750             $3.8130

                FISCAL 2000

                First Quarter (through June 28, 2000)              $  7.9690             $3.3130

         On June 28, 2000, the closing bid price for our common stock as reported on the Nasdaq SmallCap was $7.0625 per share. On that date, there were approximately 70 holders of record of our common stock, including entities which hold stock in street name on behalf of other beneficial owners.

         We have not paid any cash dividends on our common stock to date, and do not anticipate declaring or paying any dividends in the foreseeable future. We anticipate that for the foreseeable future we will follow a policy of retaining earnings, if any, in order to finance the expansion and development of our business. Payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors.

         In connection with our February 1998 acquisition of Cohig & Associates, Inc., we issued 445,000 shares of our common stock to the selling corporation, Cherry Creek Investments, Ltd. During the five days before the effective date of the acquisition, the average closing price of our common stock was $9.375 per share for our fully registered and unrestricted shares. Due to the nature of the restricted shares, the relatively large block of shares transferred and other various restrictive covenants regarding the final allocation of these shares, our Board of Directors assigned a value of $5.00 per share for a total value of $2,225,000 to this transaction.

         Also in connection with the acquisition of Cohig & Associates, Inc., we incurred an obligation to deliver 25,000 shares of common stock to The J.B. Sutton Group, LLC as an investment banking advisory fee. To maintain consistency with the assigned valuation on the acquisition, our Board of Directors assigned a value of $5.00 per share for a total value of $125,000 to this transaction.

         On November 25, 1998, we sold 10 newly issued units in a private placement consisting in the aggregate of $1,100,000 in 7% Convertible Debentures and Class C Common Stock Purchase Warrants to purchase 125,000 shares of common stock. The 7% Convertible Debentures were redeemed in March 1999 from a portion of the proceeds of the offering related to our issuance in March 1999 of 10% Convertible Promissory Notes.

         In January 1999, we sold 125,000 restricted shares of our common stock in a private placement to a private investor for $4.00 per share. We also issued 7,500 shares of its common stock to a broker of EBI Securities Corporation as compensation for services rendered in connection with this transaction.

         In March 1999, we issued 10% Convertible Promissory Notes, due in 2003 in an aggregate principal amount of $1,350,000. Holders of these notes have the right to convert them into shares of common stock at a conversion price of $5.75 per share. A portion of the proceeds received for the notes was used to redeem the 7% Convertible Debentures.

         In April 1999, the Company issued 2,500 shares of common stock to an employee as compensation for services. These shares were valued at the market value on the date issued of $6.00 per share.

         In May 1999, the Company issued 22,500 shares of common stock to three board members as compensation for services. These shares were valued at the market value on the date issued of $5.00 per share.

         In May 1999, we issued 5% Convertible Debentures, due 2002 in aggregate principal amount of $2,000,000. Holders of these debentures have the right to convert them into shares of common stock at the lesser of $5.50 per share or 90% of the average of the three lowest closing bid prices for the 20 trading days ending five days before the date of delivery to us of a notice of conversion. A portion of the proceeds of the debentures was used to expand our operations.

         On November 9, 1999, in order to partially fund our acquisition of Global Capital Markets, LLC, we entered into a stock purchase agreement with Belle Holdings, Inc., a Nevada corporation of which Martin A. Sumichrast, our chairman, chief executive officer and president, is sole stockholder, director and officer, pursuant to which Belle Holdings, Inc. purchased 1,000,000 shares of our 10% Convertible Preferred Stock, Series A, for $2.00 per share and received an option to purchase up to an additional 1,000,000 of such shares. Belle Holdings, Inc. also bought a warrant to purchase up to 700,000 shares of our common stock at an exercise price of $2.85 per share in exchange for a note in an aggregate amount equal to $0.15 per share. In January and March 2000, Belle Holdings, Inc. exercised its option with us and purchased an additional 100,000 and 900,000 shares, respectively, of such preferred stock.

         Also on November 9, 1999, Corona Corp., Nevada corporation, purchased from Belle Holdings, Inc. a $2 million note, due December 31, 1999, convertible into shares of our 10% Convertible Preferred Stock, Series A at a conversion ratio of .35 shares per $1.00, and an option to purchase additional notes of up to $2 million more, each such additional note having the same terms and conditions as the note issued on November 9, 1999. Corona Corp. also bought from Belle Holdings, Inc. a warrant to purchase up to 490,000 shares of our common stock at $2.85 per share. In January and March 2000, Corona Corp. exercised its option with Belle Holdings, Inc. and purchased an additional $200,000 note and $1,800,000 note, respectively. Belle Holdings, Inc. used the proceeds of these notes to purchase the preferred stock and warrants from us.

         Although at the time of these transactions, each share of the preferred stock was entitled to one vote on all matters submitted to the stockholders for approval, Corona Corp. negotiated as a condition precedent to its transactions with Belle Holdings, Inc. that we seek stockholder approval to increase the voting power of the preferred stock from one to four votes per share in order to more fully align the interests of our management with those of our stockholders. Subsequent to stockholder approval of such increased voting power, NASDAQ informed us that its listing guidelines proscribe empowering any class of security with a higher voting right than any other class. NASDAQ also informed us that pursuant to certain other listing requirements, the initial $2.00 price per share that we received for our preferred stock must be adjusted to $2.0625 per share, the closing price on November 8, 1999 of our common stock. Accordingly, on January 31, 2000, we negotiated the required modification of the preferred stock purchase price as well as the acceleration of the conversion of all issued and outstanding shares of our preferred stock and the exercise of all of the $2.85 warrants purchased by Belle Holdings, Inc.

         In consideration of these changes, we sold to Belle Holdings, Inc., in exchange for an 8% note, due July 1, 2001 in aggregate principal amount of $375,000, Class D Warrants to purchase up to 1,500,000 shares of our preferred stock at a price of $5.50 per share, exercisable beginning on the maturity date of such note and expiring December 31, 2005. Holders of these warrants have certain anti-dilution protections and are entitled to piggyback registration after such maturity date.

         On November 22, 1999, the Company acquired 100 percent and 55 percent, respectively, of the then issued and outstanding LLC membership interests of Global Capital Markets, LLC (then, The JB Sutton Group, LLC) and Sutton Online, Inc. (then, Sutton Online, LLC) and issued 700,000 and 250,000 shares, respectively, in redemption of notes payable to the selling members of Global Capital Markets, LLC and Sutton Online, LLC in accordance with the terms of the respective LLC interest purchase agreements. The value assigned to these shares was $2.0625 per share for a total value of $1,443,750 and $515,625, respectively. In February 2000, the Company issued 50,000 shares of common stock to two employees for investment banking services in connection with the purchase of Global Capital Markets, LLC. These shares were valued at market on the date of issuance or $5.00 per share.

         In February 2000, the Company issued 7,500 shares of common stock to a software consultant as compensation for services performed. The shares were valued at the market value on the date of issuance at $6.00 per share. The value was capitalized as a fixed asset addition.

         In February 2000, the Company sold 237,130 shares of common stock for approximately $1,364,000. The proceeds of this sale were used to redeem the Company's 10% Convertible Promissory Notes due 2003, in the principal amount of $1,350,000 plus accrued interest. (See Note 6 to the Consolidated Financial Statements included in this annual report on page 48.)

         In March, 2000, options to purchase 10,000 shares of Common Stock at $4.50 were exercised.

         We effected each of the foregoing issuances without registration under the Securities Act of 1933, as amended. In each case, we relied upon the exemption from registration provided by Section 4(2) under the Securities Act and Regulation D promulgated under the Securities Act.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS

         In addition to the background and general overview of our business and operations described in this report under the heading "Description of Business" beginning on page 3, the following sections, "-- United States Operations"
beginning on this page 23, and "-European Operations" beginning on page 27, provide a more detailed description of certain of our operations both domestically and abroad.

         UNITED STATES OPERATIONS

                  EBI SECURITIES CORPORATION

         EBI Securities Corporation operates 16 retail brokerage offices in 15 cities across the United States. These offices include 6 company-owned branches, and 10 franchise branches employing over 250 people. EBI Securities Corporation is a registered broker-dealer with the SEC and is licensed in 50 states and the District of Columbia. It is also a member of the NASD and the Securities Investor Protection Corporation ("SIPC"). Customer accounts are insured to $100 million under the SIPC excess insurance program. EBI Securities Corporation operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis. Since its inception, EBI Securities Corporation has participated in the underwriting and/or co-underwriting of over $500 million in initial and secondary equity and debt offerings for over 50 public U.S. companies.

         EBI Securities Corporation maintains its clearing arrangement with Fiserv Correspondent Services, Inc., a subsidiary of Fiserv, Inc. (NASDAQ:FISV). Fiserv Correspondent Services, Inc. provides EBI Securities Corporation with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables EBI Securities Corporation to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base.

         EBI Securities Corporation operates primarily as a full-service retail brokerage firm focusing on individual investors. It additionally maintains and conducts corporate finance, proprietary research and trading activities. EBI Securities Corporation provides its brokerage clients with a broad range of traditional investment products and services. EBI Securities Corporation also strives to establish itself with investors and corporate finance clients through its commitment to a professional but personalized service. Its trading department makes markets in approximately 100 securities which include its investment banking clients and those securities that our research department has identified as promising, small to middle-market, potentially high growth companies. Its investment banking department's mission is to enhance and develop the capital structures of small to middle-market emerging growth companies through private placements, bridge financing, and public offerings in order to enable our corporate finance clients to capitalize on promising business opportunities, favorable market conditions and/or late stage product development. EBI Securities Corporation is also active in the public finance area with offerings of public and private debt securities. This activity is also complemented by a bond trading department that focuses on government, municipal and corporate debt obligations.

         EBI Securities Corporation is actively reorganizing itself in order to create additional revenue opportunities and cost savings. The potential result is increased internal growth, which complements external growth through acquisitions. Several initiatives that EBI Securities Corporation has undertaken follow:

         1. FIXED INCOME. In December 1998, EBI Securities Corporation added a fixed income department. This group is responsible for the underwriting, trading, retail distribution and research of government, municipal and corporate bonds. This group adds an additional profit center to the retail, corporate finance and equity trading divisions and also has created synergies with the other departments. As EBI Securities Corporation works to broaden the product base of its financial consultants and their customers, the fixed income department creates or locates new product through underwritings or independent research ideas. Additionally, the fixed income department allows EBI Securities Corporation corporate finance to capture business that would not have been previously available.

         2. ASSET ALLOCATION. EBI Securities Corporation has developed an in-house asset allocation program to augment the efforts of our financial consultants. This in-house system was developed utilizing industry software which, along with additional marketing materials, is customized for our use. This approach represents an investment strategy which is based on a Nobel Prize winning study called "Modem Portfolio Theory," the basis of which is that people can create "optimal"-risk-vs.-return portfolios by mixing varying amounts of different asset classes according to their correlation to one another. Many market studies suggest that asset allocation rather than individual investment selection accounts for over 90 percent of a typical portfolio's returns. We concur with this notion, and as a result, are educating our financial consultants to utilize the program. The results have been very favorable and we have found this approach to be an effective tool for gathering more assets. EBI Securities Corporation believes that the new communication systems that are being implemented and which will be available at the desk top level will enhance our financial consultant's ability to utilize the asset allocation model.

         3. MANAGED MONEY. In keeping with the changes in the securities industry, EBI Securities Corporation is actively entering the field of managed-money and wrap-fee compensation arrangements in place of the more traditional fee-per-transaction approaches. In short, the managed money approach charges the client a flat annual percentage of the money managed rather than a fee for each transaction. Many people believe that this approach better aligns the investment advisor's goals with that of the client. This approach requires some additional accounting and registration procedures, both of which have been implemented by EBI Securities Corporation and its applicable business partners. EBI Securities Corporation intends to hire additional financial consultants with managed money experience in addition to actively re-educating our existing financial consultants.

         4. RETAIL EXPANSION. Currently, EBI Securities Corporation is focusing on filling its existing offices in order to improve efficiencies. EBI Securities Corporation also believes that expansion of our retail brokerage services through additional offices will be most effective if it occurs in and around the corporate headquarters in Denver, Colorado. EBI Securities Corporation believes that through the creation of a more visible presence around the corporate headquarters will enhance our efforts in several ways. Locations conveniently located in relation to the corporate offices are more effectively managed from a corporate perspective. In addition, economies of scale are available in terms of concentrated marketing and greater overall exposure in the community. This may serve to enhance the recognition of EBI Securities Corporation as a serious participant in the markets we serve.

        GLOBAL CAPITAL MARKETS, LLC (FORMERLY, THE JB SUTTON GROUP, LLC)

         Global Capital Markets, LLC operates from a single location with over 80 financial consultants. Similar to EBI Securities Corporation, Global Capital Markets, LLC operates primarily as a retail brokerage firm focusing on individual investors. In addition, Global Capital Markets, LLC augments its product offerings through its corporate finance and trading activities. Global Capital Markets, LLC provides its retail clients with a broad range of traditional and progressive investment products and services.

         Global Capital Markets, LLC is a registered broker dealer with the SEC and a member of the NASD and the SIPC. Global Capital Markets, LLC operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

         Global  Capital  Markets,  LLC maintains  dual  arrangements  with CIBC
Oppenheimer, a division of CIBC World Markets Corp., and Penson Financial Services Inc., a division of Service Asset Management Company. CIBC Oppenheimer provides Global Capital Markets, LLC with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables Global Capital Markets, LLC to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base. Service Asset Management Company provides similar services as CIBC Oppenheimer, but it is utilized by Global Capital Markets, LLC for the online customer accounts using the Sutton Online, Inc. trading system.

                  SUTTON ONLINE INC. (FORMERLY, SUTTON ONLINE, LLC)

         Since our November 1999 acquisition of Sutton Online, Inc., Sutton Online, Inc. has focused its efforts on hiring key personnel, building its infrastructure, and establishing strategic alliances. It has also expanding its product offerings which has served to increase the volume of its business.

         In January 2000, Sutton Online, Inc. signed an agreement with ECN Access Europe, S.A. to provide our trading platform to its customers for the purpose of routing trades in U.S. stocks by European institutional investors through our system. Due to regulatory requirements and a delay in the direct digital order routing system implemented by ECN Access Europe, S.A., Sutton Online, Inc. has been unable to route trades via its data center in Madrid. ECN Access Europe, S.A. expects to have these issues resolved in the short term. We anticipate that ECN Access may become one of our larger clients.

         In January 2000, Sutton Online, Inc. signed an agreement with Newman Ladd Capital, a New York brokerage firm, to provide our Direct Access Trading software and trade routing to Newman Ladd Capital's clients. While Newman Ladd Capital awaits the necessary regulatory approval for its online broker dealer, it has not yet marketed our Sonic 2000 trading platform to their internet based clients. To date, it has only been utilizing our solutions for their in-house trading desk. Once Newman Ladd Capital establishes its second broker dealer, we are optimistic that it will actively market our Direct Access Trading software and which may add considerable online trading revenue.

         In February 2000, Sutton Online, Inc. announced a joint marketing and order flow agreements with Xcaliburtrading.com. The relationship with Excalibur Trading was formed in order for Sutton Online, Inc. to offer a state-of-the-art virtual training platform to our subscribers. Xcaliburtrading.com's compensation under these arrangements is contingent on the volume of trades generated by their clients.

         In March 2000, Sutton Online, Inc. signed an agreement with Shark Fisher, Ltd., a brokerage and financial consulting firm based in Zurich,

Switzerland, whereby Shark Fisher, Ltd. will exclusively utilize our trading platform and order-routing service bureau to facilitate European trades in U.S. stocks. Shark Fisher, Ltd. is currently expanding its banking relationships to offer its clients greater flexibility to trade online.

         In April 2000, Sutton Online, Inc. formed MPD Trading in a joint venture arrangement with Mack Arnette. Sutton Online, Inc. and Mr. Arnette have agreed that Sutton Online, Inc. will purchase Mr. Arnette's ownership interest in MPD Trading and that Mr. Arnette will then become Vice President of Retail Development for Sutton Online, Inc. Mr. Arnette is one of the pioneers of the day-trading industry and is the former president and co-founder of Executioner LLC, a Real Tick III trading platform vendor.

         In May 2000, Paul Mougel joined Sutton Online, Inc. as Vice President of Broker-Dealer Sales. Mr. Mougel has served as Vice President for sales at Tradecast Ltd., a software company specializing in the development of financial trading systems.

         In May 2000, Richard W. Joyce agreed to join the board of directors of Sutton Online, Inc. Mr. Joyce is a London-based senior vice president of worldwide sales at 3Com Corp., a broad-based global supplier of networking systems and services. Previously, he was president of 3Com Europe and Asia/Pacific Rim. Joyce joined 3Com UK in 1987 as manager for the workgroup systems division, became president of 3Com Europe in 1990 and assumed responsibility for Asia/Pacific Rim sales in 1993. Before joining 3Com, Joyce held a variety of management positions at Cambridge International Trading Corp., Esso Petroleum and RRL Electronics.

         In June 2000, Sutton Online, Inc. signed a letter of intent with Brazil Securities SA, an investment and financial services company based in Montevideo, Uruguay, to provide our online trading services on an exclusive basis to their clients. We are currently in the process of finalizing our arrangement with them. We anticipate that they will begin processing accounts through our systems as early as July 1, 2000. Sutton Online, Inc. and Brazil Securities SA are developing a Portuguese version of the Sutton Online, Inc.'s website, and will utilize existing quote and order routing system to access the BOVESPA. The completion will enable clients using our system to trade securities on the South American markets.

         We feel that our expanded products and services will greatly enhance our ability to significantly increase our overall volume of trades. Sutton Online, Inc. has two principal products, SONIC 2000 and Web Based Trading application. SONIC 2000 is its flagship product, which provides the user with dynamic quotations on the NYSE, AMEX, and NASDAQ combined with instant trade routing to market makers and electronic communication networks. Our Web Based Trading system is an entry-level platform for the amateur online trader. Over the last several months, we have added an array of products to meet the needs of both retail and broker-dealer clients. Sutton Online, Inc. now offers the following direct access software: SONIC 2000, RealTick III, The Terminator, The EZ Daytrader, and the JTerminator. RealTick III is the industry's most popular trading platform, while The Terminator contains some of the fastest technology on the market. Each product targets a specific demographic profile, and has unique operating characteristics. Sutton Online, Inc. is currently testing two proprietary filtering devices, The LiveWire Advisor and The Market Sweeper. Both of these products contain next-generation technology and have the ability to provide both visual and audio alerts.

                  MONEYZONE.COM (FORMERLY, EBONLINEINC.COM)

         During 1999, MoneyZone.com's activities have been directed toward securing financing and developing, implementing and marketing an Internet site designed to facilitate mergers, acquisitions and the funding of corporate finance activities. In October 1999, MoneyZone.com completed its initial private placement of $2,200,000. Since January 2000, MoneyZone.com has concentrated on developing and expanding its business.

         MoneyZone.com operates a website which provides five primary services to its customers the ability to apply for a commercial loan from a network of more than 100 lenders; the ability to list a business for sale; the ability to post an equity funding request; search capabilities for professional service providers; and a business toolkit with resources for business owners.

         MoneyZone.com's plan of operation for the next year includes: increasing its network of commercial lenders and equity funding sources throughout the United States and Europe; developing improved functionality for the lending and equity funding sections so that funding seekers and funding sources may monitor transactions continuously in real time; licensing MoneyZone Capital Corporation registered as a broker-dealer to enable it to collect investment banking and advisory fees; enrolling corporate finance affiliates throughout the United States and Europe to assist in aggregating and facilitating corporate finance transactions; sponsoring MoneyZone Capital Partners Fund I LLP to invest in business-to-business Internet companies and early-stage information technology and information services companies; co-investing with established venture capital and investment firms; and retaining additional corporate finance professionals to expand its capabilities in facilitating commercial loan and investment banking transactions.

         EUROPEAN OPERATIONS

                  AUSTRIA

         During 1999, we operated two subsidiaries in Austria, Eastbrokers Beteiligungs AG, a holding company, and WMP Bank AG, an Austrian broker dealer and a subsidiary of Eastbrokers Beteiligungs AG. Throughout most of 1999, WMP Bank AG generated revenues primarily from its specialist function on the Vienna Stock Exchange. In November 1999, the trading systems changed to a fully electronic trading system which resulted in a loss of revenues from this activity. WMP has signed distribution contracts with several important national and international fund management companies (Fleming, Mercury, Pioneer, Templeton) and has employed 15 distribution partners to sell these funds throughout Austria.

                  POLAND

         During 1999, we operated Global Capital Partners Poland SA (formerly Eastbrokers WDM Poland), a Polish broker-dealer and specialist on the Warsaw Stock Exchange. Global Capital Partners Poland SA generated revenue from five main sources: commissions from retail clients; investment banking fees from initial public offerings; sponsorship fees on the Warsaw Stock Exchange; principal trading fees; and specialist fees.

         With Poland's targeted membership in the European Community, the market has begun to open very rapidly to domestic and foreign investors. New regulations came into effect for the securities industry in of March 1999, necessitating a capital increase of approximately $260,000 USD which we provided. Management used these funds to restructure operations, to reduce overhead, and expand its client base. They also modified the compensation structure to an incentive-based model and renegotiated the lease office to achieve a thirty-five percent reduction in costs over the prior year. We replaced the existing sales team with a new sales team subject to an incentive-based compensation structure. This strategy has proven successful and our client base in Poland has grown significantly. Last year Global Capital

Partners Poland SA completed an initial public offering of common stock for an established tobacco company. The restructuring process has also benefited the organization by allowing management to concentrate on new business opportunities such as online-brokerage.

                  SLOVENIA

         During 1999, we operated Global Capital Partners Slovenia (formerly Eastbrokers Ljubljana). In fiscal 1999, Global Capital Partners Slovenia improved its financial position and increased its annual turnover on the Ljubljana Stock Exchange by 136 percent and its assets under administration by 150 percent to 3.7 billion SIT (approximately $18.6 million USD at the then current exchange rates). Our business strategy is to increase the number of clients we serve and to increase the amount of assets per each client. The client base remains diversified between corporate and private clients.

         During 1999, Global Capital Partners Slovenia initiated a discretionary portfolio management service as a new product. We expect to significantly increase our assets under management by the end of the year 2000. Pension reform legislation was passed on December 12, 1999, although pension fund companies have been slow in forming and becoming major players in the local market.

         Prospects for 2000 include expanding client money under discretionary management, utilizing new information and internet technologies, founding a fund management company, creating the first of two mutual funds and building a network of independent agents to complement our existing operations.

                  CZECH REPUBLIC

         During 1999, we held a minority interest in Stratego Invest a.s., a Czech investment banking and brokerage firm. Stratego Invest a.s. derives the majority of its revenue from traditional financial services such as investment banking fees, commission revenues, and trading profits. During 1999, Stratego Invest a.s. experienced growth in trading volumes, particularly in the trading of non-Czech securities. Stratego Invest a.s. is working with Sutton Online, Inc. to utilize our trading software for the execution of orders on the U.S. and other European exchanges.

         Central and Eastern Europe's ultimate unification into the European Economic and Monetary Union is expected to lead to a significant increase in investor interest in the region. This potential increase in investor interest will benefit those firms that have had existing operations and relationships in the region. We believe that through entering into multiple fee-based franchise agreements with operations in Poland, the Czech Republic and Slovenia, we will maintain a presence in these markets while reducing management costs and overall risk exposure.

                  DISPOSITION OF CERTAIN EUROPEAN HOLDINGS

         See "Description of Business -- Acquisitions and Dispositions Subsequent to Fiscal Year End" on page 6 and Note 2 to the Consolidated Financial Statements included in this annual report on page 44 for a discussion of our sale of certain European holdings.

         RESULTS OF OPERATIONS

         See Note 1 of the Notes to Consolidated Financial Statements for the year ended March 31, 1999 on page 41 for an explanation of the basis of presentation of the financial statements.

         For the year ended March 31, 2000, we generated consolidated revenues in the amount of $45,908,000, compared to $16,236,000, for the year ended March 31, 1999. Total revenues were significantly higher than the previous year due to our acquisition of Global Capital Markets, LLC and the overall increase in U.S. market activity demonstrated by the record levels achieved by the major U.S. market indices.

         We incurred total consolidated costs and expenses of $42,553,000, for the year ended March 31, 2000, compared to $21,401,000, for the year ended March 31, 1999. Total costs and expenses for the year ended March 31, 2000, are significantly higher than the previous year due to our acquisition of Global Capital Markets and the variable costs such as compensation, brokerage, clearing and exchange fees which fluctuate based on the overall volume of transactions handled by our firm.

         Our profit before provision for income taxes and minority interest in earnings of subsidiaries was $3,355,000 for the year ended March 31, 2000, compared to a loss of $5,165,000, for year ended March 31, 1999. Our benefit for income taxes is attributable to the realization of net operating losses incurred in a prior year being utilized to offset current year's net operating income in the U.S. The minority interest in earnings of subsidiaries for the year are attributed primarily to our acquisition of Sutton Online, Inc. and the carrying value of one of our subsidiaries.

         We reported consolidated income from continuing operations of $4,633,000, for the year ended March 31, 2000, compared to a consolidated loss from continuing operations of $5,184,000 for the year ended March 31, 1999. The majority of our financial consultants specialize in the area of over-the-counter equity securities. A strong economy, low inflation, and low interest rates provided the necessary conditions for a year of increased investor activity and confidence, record trading volumes and rising stock prices in the domestic equity markets. The combination of these factors contributed to the dramatic shift in our consolidated income from continuing operations. Further, due to the positive response achieved by MoneyZone.com, we realized a gain of $3,350,000 upon our sale of a portion of our investment in MoneyZone.com. We acquired all of our shares of MoneyZone.com common stock at once in July 1999 when we merged our subsidiary, EBonlineinc.com, Inc., a Delaware corporation, into MoneyZone.com. This is in comparison to 1999, where approximately $1,336,000 of the loss was from our retail division and approximately $2,650,000 was attributable to trading losses incurred during August and September 1998.

         For the year ended March 31, 1999, our operations were impacted by the global financial crisis that occurred during the summer of 1998. Specifically, during this period our European operations, which are shown as discontinued operations, experienced a slowdown in its commission, trading and corporate finance business. Further, our European operations incurred costs related to the reduction of the workforce in several of its European offices. In the U.S., EBI Securities Corporation incurred higher than expected costs associated with the expansion of its operations in New York, California and Colorado. In addition, EBI Securities Corporation experienced a continued slowdown in its gross commission revenue from August 1998 through October 1998. However, revenue at EBI Securities Corporation increased significantly in November 1998 through the end of March, 1999. We also continued to incur higher than expected legal and consulting fees through October, mainly due to costs associated with the completion of its audit for the fiscal year ended March 31, 1998, which was completed on October 30, 1998.

         On March 31, 2000, we had total assets of $47,579,000, and total liabilities of $10,372,000, compared to $26,187,000, and $7,427,000, respectively, on March 31, 1999. We believe that we have adequate liquidity to meet our current obligations. However, no assurances can be made as to our ability to meet our cash requirements in connection with any expansion of our operations or any possible business combinations. The cash flows for year ended March 31, 2000, reflect the volatile nature of the securities industry and the reallocation of our assets indicative of a growing organization.

         On November 25, 1998, in order to increase working capital, we sold 10 newly issued units in a private placement consisting in the aggregate of $1,100,000 in 7% Convertible Debentures and 125,000 Class C Common Stock Purchase Warrants. The convertible debentures were redeemable at our discretion on or before March 24, 1999 at 115 percent of the aggregate price or $1,265,000. In March 1999, we redeemed the debentures in full and paid an additional 14,000 shares of common stock as consideration for the outstanding accrued interest through the date of redemption.

         In January 1999, we sold 125,000 restricted shares of its common stock in a private placement to a private investor for $4.00 per share and issued 7,500 shares of common stock to a broker at EBI Securities Corporation as a placement fee in connection with this transaction.

         In March 1999, we issued 10% convertible promissory notes due in 2003 in an aggregate principal amount of $1,350,000. Holders of these notes had the right to convert them into shares of common stock at $5.75 per share. A portion of the proceeds of these notes was used to redeem the 7% convertible debentures. These notes were redeemed in February 2000.

         In May 1999, we issued 5% convertible debentures due in 2002 in an aggregate principal amount of $2,000,000. Holders of these debentures have the right to convert them into shares of common stock at the lesser of $5.50 per share or 90% of the average of the three lowest closing bid prices for the 20 trading days ending five days before the date of delivery to us of the notice of conversion. A portion of the proceeds of the debentures will be used to expand our operations. These debentures were converted into common stock in January 2000.

         As a broker-dealer, we will periodically acquire positions in securities on behalf of our clients. Certain of these investments may be characterized as relatively illiquid and potentially subject to rapid fluctuations in liquidity.

         Our earnings are subject to wide fluctuations since there are many factors over which we have little or no control. In particular, the overall volume of trading, the volatility and general level of market prices, and fluctuations in foreign currency exchange rates are important variables which may significantly affect our operations.

         CALCULATION OF EARNINGS PER SHARE

         The calculation of earnings per share on the financial statements included in this report is based on the weighted average number of shares outstanding, as calculated.

         VIABILITY OF OPERATING RESULTS

         We, like many other securities firms, are directly affected by general economic conditions and market conditions, changes in levels of interest rate, and demand for our investment and merchant banking services in the countries where our primary operations are located.

         All of these factors have an impact on our net gain from securities transactions, underwriting, and commissions revenues. In periods of reduced market activity, profitability is adversely affected because certain expenses, consisting primarily of non-officer compensation and benefits, communications, occupancy, and general and administrative expenses remain relatively constant.

         LIQUIDITY AND CAPITAL RESOURCES

         Our statements of financial condition reflect a liquid financial position of cash and cash equivalents convertible to cash representing 5 percent and 3 percent of total assets at March 31, 2000, and March 31, 1999, respectively.

         We are subject to net capital and liquidity requirements. As of March 31, 2000 and 1999, we were in excess of its minimum net capital and liquidity requirements.

         We finance our operations primarily with existing capital and funds generated from our diversified operations and financing activities.

         In the opinion of our management, our existing capital and cash flow from operations will be adequate to meet our capital needs for at least the next 12 months in light of currently known and reasonably estimable trends. We are currently exploring our options with regards to additional debt or equity financing and there can be no assurance such financing will be available. However, we recognize that with increased liquidity we may be better positioned to take advantage of potential opportunities in the markets where we maintains our operations. No assurances can be made as to our ability to meet our cash requirements subsequent to any further business combinations.

         NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128. The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. We adopted SFAS No. 128 beginning with the interim reporting period ended December 31, 1997. The adoption did not affect previously reported earnings per share amounts.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. We adopted this statement beginning with the fiscal year ended March 31, 1999.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. We adopted this statement for the fiscal year ended March 31, 1999. We have restated the comparative information for earlier years.

         In June 1998, the FASB issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. This statement has had no impact on us.

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

                                                                               March 31,           March 31,
                                                                                 2000                1999
                                                                               ---------           ---------

     Balance Sheet Data:

       Assets                                                               $     47,579        $     26,187
       Liabilities                                                                10,372               7,427
       Minority interest in consolidated subsidiaries                                (57)                (97)
       Stockholders' equity                                                       37,264              18,857

     Statement of Operations Data:

     Revenues

       Operating revenues, net                                              $     43,115        $     14,266
       INTEREST, DIVIDENDS & OTHER REVENUES                                        2,793               1,970
                                                                            -------------       -------------
                                                                                  45,908              16,236

     Expenses

       Operating expenses                                                         42,553              21,401

       Income (loss) from continuing operations                                    4,633              (5,184)

       Loss from discontinued operations                                            (914)               (728)

       Net income (loss)                                                           3,719              (5,912)

       Income (loss) from continuing operations per share

           Basic                                                            $       0.76        $      (1.08)
           Diluted                                                          $       0.73        $      (1.08)

       Loss from discontinued operations per share

           Basic                                                            $      (0.15)       $      (0.15)
           Diluted                                                          $      (0.14)       $      (0.15)

       Net income (loss) per share

           Basic                                                            $       0.61        $      (1.23)
           Diluted                                                          $       0.59        $      (1.23)

                                       32

ITEM 7.  FINANCIAL STATEMENTS

    Historical Financial Statements

       Independent Auditor's Report......................................  34
       Consolidated Statements of Financial Condition....................  35
       Consolidated Statements of Operations.............................  36
       Consolidated Statements of Changes in Shareholders' Equity........  38
       Consolidated Statements of Cash Flows.............................  39
       Notes to Consolidated Financial Statements........................  41

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998



                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Global Capital Partners, Inc.

We have audited the accompanying consolidated statements of financial condition of Global Capital Partners, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the management of Global Capital Partners, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Capital Partners, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                 /s/ Spicer, Jeffries & Co.

                                                     SPICER, JEFFRIES & CO.

Denver, Colorado
June 29, 2000

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   MARCH 31,           MARCH 31,
                                                                                      2000               1999
                                                                                 ---------------    ----------------
                                                                                                     (As Restated)

ASSETS

     Cash and cash equivalents                                                   $    2,284         $    712
     Receivables

         Broker dealers                                                               7,531              2,143
                                                                                                         4,404,2143
                                                                                                         608
         Other                                                                        1,015              1,138
     Securities owned, at value                                                       9,310              2,973
     Furniture and equipment, at cost (net of accumulated depreciation and amortization of $661 and $278, respectively)

                                                                                      1,123              1,061
     Deferred taxes                                                                   1,310                  -
     Goodwill, net                                                                    3,446              726
       Net assets of discontinued operations                                          21,013             16,291
     Other assets and deferred amounts                                                547                1,143
                                                                                 ---------------    ----------------
         Total Assets                                                            $    47,579        $    26,187
                                                                                 ===============    ================


LIABILITIES AND SHAREHOLDERS' EQUITY

     Short-term borrowings                                                       $         380      $           -
     Compensation, benefits, and related taxes                                           5,106              1,211
     Securities sold not yet purchased, at value                                           238                943
     Accounts payable and accrued expenses                                               1,545                809
     Other liabilities and deferred amounts                                                603                714
                                                                                 ---------------      --------------
                                                                                         7,872              3,677

     Long-term borrowings                                                                2,500              3,750
                                                                                 ---------------    ----------------
         Total liabilities                                                              10,372              7,427
                                                                                 ---------------    ----------------
     Minority interest in consolidated subsidiaries                                        (57)               (97)
                                                                                 ---------------    ----------------
     Commitments and contingencies
     Shareholders' equity

         Preferred stock; $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2000 and 1999, respectively

         Common stock;  $.05  par  value;   25,000,000   shares   authorized;
                   10,291,668  and 5,160,250  shares issued and  outstanding  at
                   March 31, 2000 and 1999, respectively

                                                                                                    515                258
         Paid-in capital                                                                         44,519             29,650
         Accumulated deficit                                                                     (6,439)           (10,158)
         Notes receivable - common stock and warrants                                            (1,331)              (893)
                                                                                          ---------------    ----------------
              Total shareholders' equity                                                         37,264             18,857
                                                                                          ---------------    ----------------
              Total Liabilities and Shareholders' Equity                                  $      47,579      $      26,187
                                                                                          ===============    ================



                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        FOR THE YEARS
                                                                       ENDED MARCH 31,
                                                             -------------------------------------
                                                                  2000                 1999
                                                             ----------------    -----------------
                                                                                  (As Restated)

Revenues

     Commissions                                             $        29,657     $        12,038
     Investment banking                                                2,958               1,851
     Interest and dividends                                              508                 318
     Principal transactions, net
         Trading                                                       6,137                 429
         Investment                                                    4,363                 (52)
     Other                                                             2,285               1,652
                                                             ----------------    -----------------
              Total revenues                                          45,908              16,236
                                                             ----------------    -----------------
Costs and expenses

     Compensation and benefits                                        30,771              13,119
     Brokerage, clearing, exchange fees and other                      3,284                 922
     General and administrative                                        1,517                 843
     Occupancy                                                         1,807               1,717
     Communications                                                    1,913               1,359
     Consulting fees                                                     482                 765
     Interest                                                            788                 613
     Professional Fees                                                   638                 932
     Travel                                                              335                 561
     Office supplies and expense                                         632                 399
     Depreciation and amortization                                       386                 171
                                                             ----------------    -----------------
         Total costs and expenses                                     42,553              21,401
                                                             ----------------    -----------------
Income (loss) before benefit for income taxes and
     minority interest in earnings of subsidiaries                     3,355              (5,165)
Benefit for income taxes                                               1,310                   -
Minority interest in earnings of subsidiaries                            (32)                (19)
                                                             ----------------    -----------------
         Income (loss) from continuing operations                      4,633              (5,184)
Discontinued operations

     Loss from discontinued operations                                  (914)               (728)
     Gain on sale of discontinued operations                               -                   -
                                                             ----------------    -----------------
         Loss from discontinued operations                              (914)               (728)
                                                             ----------------    -----------------
Net income (loss)                                            $         3,719     $        (5,912)
                                                             ----------------    -----------------
Weighted average number of common shares outstanding

     Basic                                                         6,078,458            4,800,551
                                                             ----------------    -----------------
     Diluted                                                       6,363,481            4,800,551
                                                             ----------------    -----------------
Income (loss) from continuing operations per share

     Basic                                                   $         0.76      $         (1.08)
                                                             ----------------    -----------------
     Diluted                                                 $         0.73      $         (1.08)
                                                             ----------------    -----------------



                 See notes to consolidated financial statements.
                                       36

Loss from discontinued operations per share

     Basic                                $       (0.15)      $         (0.15)
                                          ----------------    -----------------
     Diluted                              $       (0.14)      $         (0.15)
                                          ----------------    -----------------
Net income (loss) per share

     Basic                                $         0.61      $         (1.23)
                                          ----------------    -----------------
     Diluted                              $         0.59      $         (1.23)
                                          ----------------    -----------------


























                 See notes to consolidated financial statements.
                                       37

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                       PREFERRED STOCK          COMMON STOCK          PAID-IN     ACCUMULATED     NOTES
                                     SHARES    PAR VALUE     SHARES     PAR VALUE     CAPITAL       DEFICIT    RECEIVABLE     TOTAL
                                    ---------- ----------- ----------- ------------ ------------ ------------- ------------ -------


Balances at March 31, 1998 (as              -      $    -   4,297,750     $    215    $  25,614   $  (4,246)   $  (313)   $ 21,270
stated)
    Issuance of common stock in

     Cohig & Assoc. acquisition             -           -     470,000           23        2,327            -          -      2,350
    Redemption of note receivable           -           -           -            -            -            -        335        335
    Issuance of common stock
     to officer for note receivable         -           -     200,000           10          690            -      (700)          -
    Issuance of common stock
     to officer for note receivable         -           -      50,000            3          147            -      (150)
    Issuance of common stock in
     private placement                      -           -     125,000            6          464            -          -        470
    Exercise of stock options               -           -      10,000            1           70            -          -         71
    Issuance of common stock
     in compensation for services           -           -       7,500            -           30            -          -         30
    Issuance of warrants in
     connection with debt offerings         -           -           -            -          283            -          -        283
    Issuance of warrants to
     officers for note receivables          -           -           -            -           25            -       (25)          -
    Net loss                                -           -           -            -            -      (5,912)               (5,912)
    Accrued interest on notes               -           -           -            -            -            -       (40)       (40)
     receivable

                                    ---------- ----------- ----------- ------------ ------------ ------------ ---------- ----------
Balances at March 31, 1999 (as              -      $    -   5,160,250     $    258    $  29,650   $ (10,158)   $  (893)   $ 18,857
restated)
    Issuance of common stock in
     compensation for services              -           -      67,500            3          352            -          -        355
    Issuance of common stock in
     compensation to board members          -           -      22,500            1          111            -          -        112
    Issuance of common stock
     for interest                           -           -      14,000            1           54            -          -         55
    Issuance of common stock in
     redemption of convertible debt         -           -     728,799           36        2,043            -          -      2,079
    Issuance of preferred stock in
     private placement              2,000,000          20           -            -        3,850            -          -      3,870
    Issuance of common stock in
     JB Sutton acquisition                  -           -     700,000           35        1,409            -          -      1,444
    Issuance of common stock in
     Sutton Online acquisition              -           -     250,000           13          503            -          -        516
    Issuance of common stock in
     conversion of Class C Warrants         -           -     325,489           16         2262            -          -      2,278
    Issuance of common stock in
     conversion of Placement
     Agent Warrants                         -           -      76,000            4          528            -          -        532
    Issuance of common stock in
     conversion of preferred stock  (2,000,000)      (20)   2,000,000          100         (80)            -          -          -
    Issuance of common stock in
     conversion of Warrants                 -           -     700,000           35        2,065            -          -      2,100
   Exercise of stock options                -           -      10,000            1           45            -          -         46
    Issuance of common stock for
     proceeds for redemption
     of notes payable                       -           -     237,130           12        1,352            -          -      1,364
    Issuance of warrants for
     note receivable                        -           -           -            -          375            -      (375)          -
    Net income                              -           -           -            -            -        3,719          -      3,719
    Accrued interest on notes               -           -           -            -            -            -       (63)       (63)
     receivable

                                    ---------- ----------- ----------- ------------ ------------ ------------- ------------ -------
Balances at March 31, 2000                  -      $    -  10,291,668     $    515    $  44,519    $  (6,439)  $ (1,331)   $ 37,264


                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                           FOR THE YEARS ENDED
                                                                                                 MARCH 31,

                                                                                    ------------------------------------
                                                                                          2000               1999
                                                                                    -----------------   ----------------
                                                                                                         (As Restated)

Cash flows from operating activities

     Net income (loss) from continuing operations                                   $         4,633     $       (5,184)
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities from continuing operations:

              Depreciation and amortization                                                     386                171
              Minority interest in earnings of subsidiaries                                      32                 19
              Abandonment of software costs                                                     169                  -
              Deferred taxes                                                              (   1,310)                 -
              Other                                                                             200                 30
         Changes in operating assets and liabilities

              Cash and securities segregated for regulatory purposes
                  or deposited with regulatory agencies

                                                                                                  -                 50
                Receivables                                                                  (5,111)             1,707
                Securities owned, at value                                                   (4,574)              (460)
                Other assets                                                                    949               (887)
                Compensation, benefits and related taxes                                      3,703               (786)
                Securities sold, not yet purchased                                             (724)            (1,886)
                Accounts payable and accrued expenses                                           192             (1,228)
               Other liabilities                                                             (1,755)               675
                                                                                    -----------------   ----------------
NET CASH (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS                           (3,210)            (7,779)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                       (5,700)             1,926
                                                                                    -----------------   ----------------
NET CASH (USED IN) OPERATING ACTIVITIES                                                      (8,910)            (5,853)
                                                                                    -----------------   ----------------
Cash flows from investing activities
     Net proceeds from (payments for)

         Net cash acquired on acquisitions                                                        -                970
         Acquisition of subsidiary                                                             (158)                 -
         Capital expenditures                                                                  (199)        (595)
                                                                                    -----------------   ----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                            (357)               375
                                                                                    -----------------   ----------------
Cash flows from financing activities
     Net proceeds from (payments for)

         Issuance of preferred stock                                                          3,870                  -
         Issuance of common stock                                                             6,319                500
         Proceeds from borrowings                                                             2,000              3,750
         Repayments of borrowings                                                            (1,350)                 -
                                                                                    -----------------   ----------------
NET CASH PROVIDED BY  FINANCING ACTIVITIES                                                   10,839              4,250
                                                                                    -----------------   ----------------

Increase (decrease) in cash and cash equivalents                                              1,572             (1,228)

Cash and cash equivalents, beginning of year                                                    712              1,940
                                                                                    -----------------   ----------------

Cash and cash equivalents, end of year                                              $         2,284     $          712
                                                                                    =================   ================


                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                 (IN THOUSANDS)

                                                                                            FOR THE YEARS ENDED
                                                                                                 MARCH 31,
                                                                                    ------------------------------------
                                                                                          2000               1999
                                                                                    -----------------   ----------------
                                                                                                         (As Restated)

Supplemental disclosure of cash flow information

     Cash paid for income taxes                                                     $             -     $          131
                                                                                    =================   ================
     Cash paid for interest                                                         $           569     $          613
                                                                                    =================   ================

     Non-cash transactions

         Issuance of common stock in redemption of convertible debt                 $         2,079     $            -
                                                                                    =================   ================
         Issuance of warrants for note receivable                                   $           375     $            -
                                                                                    =================   ================
         Issuance of common stock for furniture and equipment                       $            90     $            -
                                                                                    =================   ================
         Issuance of note payable for purchase of securities                        $           325     $            -
                                                                                    =================   ================
         Issuance of Class C Warrants in connection with debt offerings             $             -     $          284
                                                                                    =================   ================

         The Company acquired all of the capital stock of EBI Securities
              Corporation and Global Capital Markets, LLC and acquired a majority interest in Sutton Online, LLC. In connection with the acquisitions, liabilities were assumed as follows:
              Fair value                                                            $         4,921     $        7,966
              Net cash acquired                                                                   -                970
              Cash paid                                                                        (158)                 -
              Common stock issued                                                            (2,209)            (2,350)
                                                                                    =================   ================
                      Net liabilities assumed on acquisitions                       $         2,554     $        6,586
                                                                                    =================   ================





                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated financial statements include Global Capital Partners, Inc. (formerly Eastbrokers International Incorporated) and its U.S. subsidiaries (collectively, "GCAP" or the Company). The shareholders of Global Capital Partners, Inc. approved the name change at a Special Meeting of Shareholders on January 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         Global Capital Partners, Inc., through its subsidiaries, provides a wide range of financial services primarily in the United States. Its businesses include securities underwriting, distribution and trading; merger, acquisition, restructuring, and other corporate finance advisory activities; asset management; merchant banking and other principal investment activities; and brokerage and research services. These services are provided to a diversified group of clients and customers, including corporations, governments, financial institutions, and individuals.

         FINANCIAL INSTRUMENTS

         Proprietary securities transactions, commission revenues and related expenses are recorded on a trade date basis. Securities owned (substantially all equity securities) and securities sold, but not yet purchased (substantially all equity securities) are recorded at fair value with resulting net unrealized gains and losses reflected in earnings. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations and recent price activity. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular security. The Company has no investments in derivatives.

         UNDERWRITINGS

         Underwritings include gains, losses, and fees, net of syndication expenses arising from securities offerings in which the Company acts as an underwriter or agent. Underwriting fees are recorded at the time the underwriting is completed and the income is reasonably determinable. The Company reflects this income in its investment banking revenue.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FEES

         Fees are earned from providing merger and acquisition, financial restructuring advisory, and general management advisory services. Fees are recorded based on the type of engagement and terms of the contract entered into by the Company. GCAP reflects this income in its investment banking revenue.

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

         Securities owned and securities sold, but not yet purchased are carried at fair value. Assets which are recorded at fair value consist largely of short-term receivables, and certain other receivables. Similarly, the Company's short-term liabilities are recorded at contracted amounts approximating fair value. The estimated fair value of the Company's long-term borrowings, based on market rates of interest and similar maturities, approximates their carrying value or contracted amounts.

         FURNITURE AND EQUIPMENT

         Furniture and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful life of the related assets ranging from three to ten years.

         EARNINGS PER SHARE

         Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding common stock purchase warrants and options using the "treasury stock" method. For the year ended March 31, 1999, the common stock purchase warrants and options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The components of basic and diluted earnings per share were as follows:

                                                                     2000               1999
                                                              ------------------  -----------------
         Weighted average common

              shares outstanding                                    6,078,458           4,800,551

         Dilutive effect of:

              STOCK WARRANTS AND OPTIONS                              285,023                 -
                                                              ------------------  -----------------

         Weighted average common shares

              OUTSTANDING, ASSUMING DILUTION                        6,363,481           4,800,551
                                                              ------------------  -----------------

         STOCK-BASED COMPENSATION

         In  October  1995,  the FASB  issued  SFAS  No.  123,  "Accounting  for
Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. GCAP has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

         DEFERRED INCOME TAXES

         Deferred income taxes in the accompanying financial statements reflect the benefit relating to net operating losses to be realized in future operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         CASH AND CASH EQUIVALENTS

         For purposes of the consolidated financial statements, the Company considers all demand deposits held in banks and certain highly liquid investments with maturities of 90 days or less other than those held for sale in the ordinary course of business to be cash equivalents.

         GOODWILL

         Goodwill is amortized on a straight-line basis over 25 years and is periodically evaluated for impairment on an undiscounted cash flow basis. The accumulated amortization was $131,484 and $57,250 for the years ended March 31, 2000 and 1999, respectively.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECLASSIFICATIONS

         Certain amounts in the prior year have been reclassified to conform to the current year's presentation.

NOTE 2.   DISCONTINUED OPERATIONS

         During fiscal 1997, the Company acquired Eastbrokers Beteiligungs AG for common stock and cash. The fair value of the net assets acquired approximated $8,200,000 and the acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired resulted in the Company recording approximately
$1,950,000 in goodwill, which was being amortized over 25 years on a straight-line basis. Eastbrokers Beteiligungs AG owns 51 percent of WMP Bank AG, a stock broker-dealer and market maker in Vienna and which was licensed as a class B bank under Austrian law. In addition, Eastbrokers Beteiligungs AG owns subsidiaries in Poland, Slovenia, and the Czech Republic.

         Subsequent to March 31, 2000, the Company decided to sell its interests in theses international subsidiaries, and on June 14, 2000 entered into agreements with certain non-related entities to sell such subsidiaries for $27,500,000 consisting of equity securities valued at $2,000,000 and notes of $25,500,000. As of the date of sale, the foreign subsidiaries' net assets and costs of disposal are estimated to be approximately $25,000,000.

         The disposal of Eastbrokers Beteiligungs AG has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated statements of financial condition, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. The fiscal year end of the European subsidiaries is December 31. Their financial information is included on the basis of a closing date that precedes the Company's closing date by three months.

         Information relating to the discontinued operations of Eastbrokers Beteiligungs AG is as follows (dollars in thousands):

                                                                  March 31,                March 31,
                                                                    2000                     1999
                                                              ------------------        ----------------

 Revenues                                                      $      7,067              $     16,715
 Costs and expenses                                                   7,751                    17,881
 Income (loss) before income tax benefit
     and minority interest in earnings of subsidiaries                 (684)                   (1,166)
 Income tax or (expense)                                               (143)                      789
 Minority interest in earnings of subsidiaries                          (87)                     (351)
                                                              ------------------        ----------------
        Net loss                                              $        (914)            $        (728)
                                                              ------------------        ----------------


                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 2.   DISCONTINUED OPERATIONS (CONTINUED)

         The net assets and liabilities of the discontinued operations of Eastbrokers Beteiligungs AG are as follows:

                                                                       March 31,                March 31,
                                                                         2000                     1999
                                                                   ------------------        ----------------

      Cash and cash equivalents                                     $      1,727             $       1,503
      Receivables                                                         15,740                    22,095
      Securities                                                          13,798                    12,222
      Furniture and equipment, net                                           776                     1,001
      Other assets                                                         8,027                     6,210
                                                                   ------------------        ----------------
                                                                          40,068                    43,031
                                                                   ------------------        ----------------

      Short-term borrowings                                                2,967                     2,626
      Advances from related entities                                       3,432                     8,089
      Payables to customers and broker dealers                             4,076                     6,158
      Accounts payable and other liabilities                               1,360                     1,249
      Long-term borrowings                                                 1,264                     1,455
      Minority interest                                                    5,956                     7,163
                                                                   ------------------        ----------------
         Net assets from discontinued operations                          19,055                    26,740
                                                                   ==================        ================
                                                                     $    21,013               $    16,291
                                                                   ==================        ================

NOTE 3.   INVESTMENTS IN SUBSIDIARIES

         EBI SECURITIES CORPORATION

         In May 1998, the Company acquired all of the outstanding common stock of Cohig & Associates, Inc. a Denver, Colorado based investment banking and brokerage firm, in a purchase transaction, in exchange for 445,000 unregistered shares of the Company's common stock and an agreement to advance $1,500,000 in additional working capital. Following the acquisition, the name was changed to EBI Securities Corporation. The fair value of the net assets acquired under this transaction approximated $1,700,000 as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired approximated $750,000 and has been recorded as goodwill and is being amortized over 25 years on the straight-line method. EBI Securities Corporation operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

         GLOBAL CAPITAL MARKETS, LLC

          In November 1999, the Company acquired all of the outstanding common stock of the J.B. Sutton Group, LLC, a New York based investment banking and brokerage firm, in a purchase transaction, in exchange for 700,000 unregistered shares of the Company's common stock and an agreement to

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


NOTE 3.   INVESTMENTS IN SUBSIDIARIES (CONTINUED)

ADVANCE $1,500,000 IN ADDITIONAL WORKING CAPITAL. FOLLOWING THE ACQUISITION, THE name was changed to Global Capital Markets, LLC. THE FAIR VALUE OF THE NET ASSETS ACQUIRED UNDER THIS TRANSACTION APPROXIMATED $(430,000) as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired approximated $2,300,000 and has been recorded as goodwill and is being amortized over 25 years on the straight-line method. The financial statements include the results of operations of Global Capital Markets, LLC since December 1, 1999. Global Capital Markets, LLC operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

         SUTTON ONLINE, INC.

         In November 1999, the Company acquired a majority interest in Sutton Online, LLC, a New York based online trading firm, in a PURCHASE TRANSACTION, in exchange for 250,000 unregistered shares of the Company's common stock.
Following the acquisition, Sutton Online, LLC was merged into Sutton Online, Inc. The fair value of the net assets acquired under this transaction approximated $18,000 as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired approximated $500,000 and has been recorded as goodwill and is being amortized over 25 years on the straight-line method. The financial statements include the results of operations of Sutton Online since December 1, 1999.

         PRO FORMA RESULTS OF OPERATIONS

         The following summarized, unaudited pro forma results of operations for the years ended March 31, 2000 and 1999 assumes the acquisitions discussed above occurred at the beginning of fiscal 1999.

                                                                   Year Ended March 31,
                                                        -------------------------------------
                                                                  2000            1999
                                                        ------------------ ------------------

         Total revenue                                          $  51,733          $  39,485
         Income (loss) from continuing operations                   4,799             (1,753)
             Net income (loss)                                      3,884             (2,481)

    Earnings per common share:
         Income (loss) from continuing operations

              Basic                                                   0.68            (0.28)
                                                         ================= ==================
              Diluted                                                 0.65            (0.28)
                                                         ================= ==================
         Net income (loss)

              Basic                                                  0.55              (0.40)
                                                         ================= ==================
              Diluted                                                 0.53             (0.40)
                                                         ================= ==================

         The weighted average shares outstanding calculation used in the table above includes the shares issued in connection with the acquisitions as if they had been issued for all periods presented.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 4.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

         In July 1999, the Company acquired approximately 49 percent of the issued and outstanding common stock of MoneyZone.com, a start-up capital formation internet portal that matches investors with entrepreneurs. As of March 31, 2000, the Company owns approximately 30 percent of MoneyZone.com's issued and outstanding common stock. This investment is being carried using the equity method and is reflected at cost, adjusted for the Company's proportionate share of the undistributed net earnings or losses. The Company's share of the net underlying assets of MoneyZone.com is approximately $534,000 and exceeds the carrying value by approximately the same amount. The amount of the excess that is being amortized is offset by the Company's share of the net losses of MoneyZone.com. During the fiscal year Global Capital Partners, Inc. sold a portion of its interest and realized a profit of $3,350,000.

         RECEIVABLES FROM AFFILIATED COMPANIES

         Periodically,   the  Company   provides   operating   advances  to  its
unconsolidated affiliates. These advances are generally due on demand and are not subject to interest charges.

NOTE 5.   SHORT-TERM BORROWINGS

         GCAP periodically meets its short-term  financing needs through lines of credit with financial  institutions,  advances from affiliates,  and by
entering  into  repurchase   agreements  whereby  securities  are  sold  with  a
commitment to repurchase at a future date.

         UNSECURED DEBENTURES

         On November 25, 1998, Global Capital Partners, Inc. sold 10 newly issued units in a private placement consisting in the aggregate of $1,100,000 in 7 percent convertible debentures and Class C series warrants to purchase 125,000 shares of common stock. Global Capital Partners, Inc. redeemed these debentures prior to March 31, 1999.

         In May, 1999, the Company issued 5 percent convertible debentures, due 2002 in an aggregate principal amount of $2,000,000. Holders of these debentures had the right to convert their notes into shares of common stock at the lesser of $5.50 per share or 90 percent of the average of the three lowest closing bid prices for the 20 trading days ending five days before the date of delivery of the notice of conversion. In January 2000, the Company converted the debentures, including accrued interest of $78,878, into shares of common stock (see Note 8 to the Consolidated Financial Statements included in this annual report on page 49.)

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


NOTE 6.   LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

                                                                             March 31,                March 31,
                                                                               2000                     1999
                                                                          ----------------         ----------------

Convertible  promissory notes,  convertible at $5.75 per share of common  stock,  secured  by the  common  stock of EBI  Securities
Corporation and certain  securities with a fair value of $400,000
bearing interest at 10 percent and due March 25, 2002                       $     --                $   1,249,749

Subordinated  note  payable  to  clearing  organization,  bearing
interest at 10 percent and maturing on June 30, 2000                           2,500,000                2,500,000
                                                                          ----------------
                                                                                                   ----------------
                                                                            $  2,500,000            $   3,749,749
                                                                          ----------------         ----------------


         Subsequent to March 31, 2000, the Company successfully renegotiated the terms of its subordinated note payable to a clearing organization. As an inducement to encourage the Company to enter into a five year clearing arrangement, the clearing organization agreed to forgive the principal portion of this note in five equal installments beginning in June 2001. Under the terms of the new note, the new maturity will be June, 2005.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

         LEASES AND RELATED COMMITMENTS

         The Company and occupies office space under leases that expire at various dates through 2006. The various leases contain provisions for periodic escalations to the extent of increases in certain operating and other costs. GCAP incurred rent expense under non-cancelable leases in the approximate amounts of $1,600,000 and $1,400,000 for the periods ended March 31, 2000 and 1999, respectively.

         Minimum future rentals under these non-cancelable leases for the fiscal years ending March 31, 2001 through 2005 are approximately as follows:
2001-$1,290,000; 2002-$1,290,000; 2003-$1,200,000; 2004-$902,000; 2005-$472,000;
thereafter $660,000 and in the aggregate $5,814,000.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 8.   SHAREHOLDERS' EQUITY

         STOCK TRANSACTIONS

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

         In January 1999, Global Capital Partners, Inc. sold 125,000 restricted shares of its common stock in a private placement to an individual investor for $4.00 per share. Global Capital Partners, Inc. also issued 7,500 shares of its common stock to a broker of EBI Securities Corporation as compensation for services provided in connection with this transaction.

         In April 1999, Global Capital Partners, Inc. issued 2,500 shares of common stock to an employee as compensation for services. These shares were valued at the market value on the date issued of $6.00 per share.

         Also, in February 2000, Global Capital Partners, Inc. issued 7,500 shares of common stock to a software consultant as compensation for services performed. The shares were valued at the market value on the date of issuance at $6.00 per share. The value was capitalized as a fixed asset addition.

         In April 1999, the Company issued 14,000 shares of common stock at $3.9375 per share for interest accrued during the year ended March 31, 1999.

         In May 1999, Global Capital Partners, Inc. issued 22,500 shares of common stock to three board members as compensation for services. These shares were valued at the market value on the date issued of $5.00 per share.

         On May 28, 1999, Global Capital Partners, Inc. sold 20 newly issued units consisting of a $100,000 convertible debenture and 2,000 Common Stock Series C Warrants per unit in a private placement for $2,000,000 in cash or a price of $100,000 per unit. In January 2000, Global Capital Partners, Inc.
converted the debentures of $2,000,000, plus accrued interest of $78,878, into 728,799 shares of common stock at 2.8525 per share. (See Note 5 to the Consolidated Financial Statements included in this annual report on page 47).

         On November 9, 1999, Global Capital Partners, Inc. entered into a stock purchase agreement with Belle Holdings, Inc., a corporation of which Global Capital Partners, Inc.'s Chairman, CEO and President is the sole stockholder, director and officer, to issue up to 2,000,000 shares of our 10 percent Convertible Preferred Stock, Series A, $0.01 par value for $4 million and a warrant to purchase up to 700,000 shares of the Global Capital Partners, Inc.'s common stock at an exercise price of $2.85 per share in exchange for a note receivable of $105,000 ($0.15 per share). Subsequent to the closing of the agreement and issuance of shares of the preferred stock, pursuant to notification from NASDAQ, Global Capital Partners, Inc. modified the price of the Preferred Stock to $2.0625 per share to reflect the market price of the Company's common

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


NOTE 8.   SHAREHOLDERS' EQUITY (CONTINUED)

stock as of November 9, 1999. Global Capital Partners, Inc. 1,000,000 shares of the preferred stock in November 1999, 100,000 shares in January 2000 and 1,800,000 shares in March 2000. After deducting issue costs of approximately $225,000, Global Capital Partners, Inc. netted approximately $3,900,000.

         In March 2000, the Preferred Stock was converted to 2,000,000 shares of the Company's common stock and the warrants to purchase 700,000 shares of common stock were exercised at $2.85 per share for an additional $2,100,000 in proceeds from the warrants and the note receivable. In March 2000, Global Capital
Partners, Inc. issued 1,500,000 Class D Warrants at $.25 to this related investor to purchase 1,500,000 shares of common stock at an exercise price of $5.50 in exchange for a note receivable of $375,000.

         In November 1999, Global Capital Partners, Inc. acquired Global Capital Markets, LLC (then, The JB Sutton Group, LLC) and Sutton Online, Inc. (then, Sutton Online, LLC) and issued 700,000 and 250,000 shares, respectively, in redemption of note payables to the selling members of Global Capital Markets, LLC and Sutton Online, LLC in accordance with the terms of the LLC Interest Purchase Agreements. The value assigned to these shares was $2.0625 per share for a total value of $1,443,750 and $515,625, respectively. In February 2000, The Company issued 50,000 shares of Common Stock to two employees for investment banking services in connection with the purchase agreement of Global Capital Markets, LLC. These shares were valued at market on the date of issuance or $5.00 per share.

         In February 2000, Global Capital Partners, Inc. sold 237,130 shares of common stock for approximately $1,364,000. The proceeds of this sale were used to redeem the Company's 10% Convertible Promissory Notes due 2002, in the principal amount of $1,350,000 plus accrued interest. (See Note 6 to the Consolidated Financial Statements on page 48.)

         In March, 2000, options to purchase 10,000 shares of common stock at $4.50 were exercised.

         Global Capital Partners, Inc. effected each of the foregoing issuances without registration under the Securities Act of 1933, as amended (the "Securities Act"). In each such case Global Capital Partners, Inc. relied upon the exemption from registration provided by Section 4(2) under the Securities Act and Regulation D promulgated under the Securities Act.

         CLASS A WARRANTS

         In connection with its June 1995 public offering, the Company issued 5,505,000 Class A Warrants. An adjustment to the exercise price of the Class A Warrants to $18.00 per share resulted in connection with the February 1998 private placement. Subsequent to this adjustment, there were 1,101,000 Class A Warrants outstanding. The Class A Warrants expired on June 9, 2000 without exercise.

         CLASS B WARRANTS

         In connection with the aforementioned public offering whereby the Class A warrants were issued, the Company issued 1,250,000 Class B Warrants to certain bridge lenders. An adjustment to the exercise price of the Class B Warrants to $19.00 per share resulted in connection with the February

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


NOTE 8.   SHAREHOLDERS' EQUITY (CONTINUED)

1998 private placement. Subsequent to this adjustment, there were 250,000 Class B Warrants outstanding. The Class B Warrants have not been registered. These warrants expired on June 9, 2000 without exercise.

         CLASS C WARRANTS

         In connection with various common stock and debt offerings, the Company issued Class C warrants. Each Class C Warrant entitled the holder to purchase one share of common stock during the period commencing February 20, 1999 and expiring February 20, 2002 at an exercise price of $7.00 per share, subject to certain adjustments. Commencing February 20, 1999 these warrants will be callable for exercise and redeemable at a price of $.10 per warrant at any time after the average closing price of the common stock is above $10.00 for 20 consecutive trading days. The shares underlying these warrants were subject to a "demand registration" right upon receipt of a demand for registration from a majority of the holders of the common stock and the warrants issued in this private placement. In connection with the private placement, 1,237,222 Class C Warrants were issued to the placement agents. In May 1999, 40,000 Class C Common Stock Warrants were issued in association with the $2,000,000 convertible debenture.

         In March 2000, the average closing price of the common stock was above $10.00 for 20 consecutive trading days. In accordance with the terms of the Class C Warrants, the Company exercised its right to call the warrants for conversion. The warrant holders converted approximately 283,000 Class C Warrants and 118,000 Placement Agent Warrants prior to March 31, 2000. In April, the warrant holders converted approximately 134,000 Class C Warrants and 42,000 Placement Agent Warrants. The remaining 1,204,000 Class C Warrants are subject to redemption at $.10 per warrant. Approximately 1,120,000 Placement Agent Warrants remain outstanding subject to their expiration on February 20, 2002.

         CLASS D WARRANTS

         In connection with a financing, the Company issued 1,500,000 Class D Warrants to Belle Holdings, Inc. a corporation which the Company's Chairman and CEO is the sole stockholder, director and officer, at $.25 in exchange for a note receivable of $375,000. These warrants are not exercisable before July 1, 2001, carry an exercise price of $5.50, and convert into one common share per warrant.

         On November 25, 1998, the Company sold 10 newly issued units in a private placement consisting in the aggregate of $1,100,000 in 7 percent convertible debentures and Class C series warrants to purchase 125,000 shares of common stock. Global Capital Partners, Inc. redeemed these debentures prior to March 31, 1999.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


NOTE 9.   STOCK OPTION PLAN

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

         As of March 31, 2000, 210,000 options were still outstanding. During the year ended March 31, 2000, 295,000 options were issued under this plan at a weighted average exercise price of $4.524 per share with the exercise prices ranging from $4.00 to $7.00 per share. The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions: risk-free interest rate - 4 percent; expected option life in years - 3 years; expected stock price volatility - 82.6 percent; and expected dividend yield - 0.0 percent.

         Had compensation cost been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's loss and loss per share would have been increased to the pro forma amounts indicated below:

                                           March 31,                    March 31,
                                             2000                         1999
                                  --------------------------- ----------------------------

Net loss
          - as reported                $        3,719             $        (5,912)
          - pro forma                           3,579                      (5,992)
Earnings per share

        Basic
          - as reported                $         0.61             $         (1.23)
          - pro forma                            0.57                       (1.25)

        Diluted
          - as reported                $         0.59             $         (1.23)
          - pro forma                            0.54                       (1.25)

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


NOTE 10. RELATED PARTY TRANSACTIONS

         At December 31, 1998, the Company had a receivable related to securities transactions from Mr. Kossner in the amount of 1,132,776 Austrian Schillings (approximately $97,000 USD).

         At December 31, 1998, the Company had a receivable related to share transactions from Z.E. Beteiligungs AG in the amount of 7,745,600 Austrian Schillings (approximately $661,000 USD). Z.E. Beteiligungs AG is a subsidiary of General Partners AG. General Partners AG is an Austrian holding company and the beneficial owner of approximately 2,400,000 shares of the Company's common stock. Mr. Kossner, a former director of the Company, owns approximately 30 percent of the outstanding shares of General Partners AG.

         WMP Bank AG is an Austrian broker-dealer, market maker, and member of the Vienna Stock Exchange. WMP Bank AG's common stock is publicly traded on the Main Market of the Vienna Stock Exchange. From time to time, WMP Bank AG will make a market in stock of companies that have a direct relationship to the Company through its Directors or Shareholders.

         Upon acquiring Eastbrokers Beteiligungs AG on August 1, 1996, the Company assumed a receivable in the amount of 7,387,697 ATS (approximately $704,000 USD, at the then current exchange rates) from Peter Schmid, at that time our president and a member of our board of directors. As of December 31, 1997, the receivable increased due to cash advances to 8,046,177 ATS (approximately $635,000 USD, at the then current exchange rates). The U.S. Dollar denominated amount fluctuates based on the foreign currency exchange rate. On May 31, 1998, Mr. Schmid entered into a Non-Negotiable Term Note in the amount of 8,046,177 Austrian Schillings. This amount was reported as a "receivable from executive officer" in the consolidated statement of financial condition for the year ended March 31, 1998. This note was subject to interest at 8 percent per annum with a maturity of May 31, 2000. It was collateralized by 150,000 shares of the common stock. On October 8, 1998, Mr. Schmid repaid 6,748,111 Austrian Schillings of the total amount due. As of March 31, 1999, Mr. Schmid did not owe any remaining balance under these arrangements.

         Periodically, the Company engages in securities transactions with URBI S.A., a Spanish investment company. Mr. Kossner was a member of URBI S.A.'s Supervisory Board from November 1996 through June 1998 and Mr. Schmid was a member until May 1997. All transactions between URBI S.A. and the Company were consummated at the then current market prices. At December 31, 1997, the amount due from URBI S.A. was 7,023,576 Austrian Schillings or approximately $555,000, arising exclusively from various securities transactions. Prior to June 30, 1998, URBI S.A. had repaid all amounts due with respect to the transactions open at December 31, 1997. As of December 31, 1998, the Company had a receivable from URBI S.A. in the amount of 2,780,030 Austrian Schillings or approximately $236,000 related to transactions occurring subsequent to December 31, 1997. In addition, the Company entered into a repurchase agreement with URBI S.A. in June 1997. This repurchase agreement and the related shares of Vodni Stavby a.s., a Czech construction company, were sold to a non-affiliated Czech Republic company in October 1997.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999



NOTE 11.   INCOME TAXES

         The tax benefit of $1,310,064, 789,315 and $640,163 for the years ended March 31,2000, 1999 and 1998, respectively, results primarily from foreign net operating loss carryforwards of the Company's subsidiaries.

         The differences between the tax benefit calculated at the statutory federal income tax rate and the actual tax benefit for each period is shown in the table below:

                                                                     Year Ended               Year Ended
                                                                     March 31,                March 31,
                                                                        2000                     1999
                                                                  -----------------         ---------------

Tax benefit at federal statutory rate                             $   1,140,946              $  1,756,000
State income taxes, net of federal benefit                              161,746                   248,939
Unrecognized benefit of net operating losses                                 --                (2,004,939)
Other                                                                     7,372                        --
                                                                  -----------------         ---------------
                                                                  $   1,310,064             $          --
                                                                  -----------------         ---------------

         The significant components of the Company's deferred tax asset and liability are as follows:

                                                                     Year Ended               Year Ended
                                                                     March 31,                March 31,
                                                                        2000                     1999
                                                                  -----------------         ---------------

Capital loss carryforward                                         $                         $      45,445
                                                                             --
Foreign tax credit carryforward                                           32,652                   32,652
Net operating loss carryforward                                        1,982,832                3,105,940
                                                                  -----------------         ---------------
                                                                       2,015,484                3,184,037
         Valuation allowance                                      $   ( 705,420)              $(3,184,037)
                                                                  -----------------         ---------------
                                                                   $  1,310,064             $         --
                                                                  -----------------         ---------------

         The valuation allowance for deferred tax assets was decreased by $2,478,617, 1,852,564 and $634,191 during the years ended March 31, 2000, 1999 and 1998, respectively.

         At March 31, 2000, the Company has U.S. federal net operating loss carryforwards of approximately $5,017,000 that may be used against future U.S. taxable income until they expire between the years March 31, 2012 and March 31, 2019. The Company had a U.S. foreign tax credit carryforward of approximately $33,000 USD that expires between the years March 31, 2000 and March 31, 2003.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 12.   REGULATORY REQUIREMENTS

         Certain U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

         EBI Securities Corporation, a subsidiary, is a registered broker-dealer and, accordingly, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the "net capital rule"), pursuant to which EBI Securities Corporation is required to maintain a minimum net capital, as defined under such provisions. At March 31, 2000, the net capital of EBI Securities Corporation of $2,577,339 exceeded the minimum requirement by $2,214,380.

         Global Capital Markets, LLC, another subsidiary, is also a registered broker-dealer and therefore subject to the net capital rule. At March 31, 2000, the net capital of Global Capital Markets, LLC of $905,154 exceeded the minimum requirement by $800,771.

         The regulatory rules referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries, which in turn could restrict the Company's payment of cash dividends and advances.

NOTE 13.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

         The Company has sold securities that it does not own and it will, therefore, be obligated to purchase such securities at a future date. GCAP has recorded this obligation in the financial statements at the market value or fair value of such securities. GCAP may incur a loss if the market value of the securities increases subsequent to March 31, 2000.

         The Company bears the risk of financial failure by its clearing agencies. If the clearing agencies should cease doing business, the amounts due to the Company from these agencies could be subject to forfeiture.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


NOTE 14.   CONTINGENCIES

         The Company is subject to the following legal proceedings:

         EURO-AMERICAN INSURANCE COMPANY LTD., ET. AL. V. NATIONAL FAMILY CARE LIFE INSURANCE COMPANY, ET AL., 191st Judicial District of Dallas County, Texas. In April, 1996, National Family Care Life Insurance Company commenced the above action against, among others, EBI Securities Corporation and Steve Signer, an employee of EBI Securities Corporation. In late 1994 or early 1995, National Family Care Life Insurance Company entered into an arrangement with Debenture Guaranty Corporation, another defendant in this litigation, whereby National Family Care Life Insurance Company lent money to Debenture Guaranty Corporation, and Debenture Guaranty Corporation opened an account in Debenture Guaranty Corporation's name to trade U.S. Treasuries. The note to National Family Care Life Insurance Company was in the amount by which the treasuries could be margined. This transaction was allegedly part of a scheme whereby National Family Care Life Insurance Company was attempting to inflate its assets for regulatory purposes. Debenture Guaranty Corporation allegedly misappropriated the funds for its own benefit. National Family Care Life Insurance Company alleged that EBI Securities Corporation and Signer aided, abetted and conspired with Debenture Guaranty Corporation in allegedly defrauding Plaintiff. National Family Care Life Insurance Company has reduced its damages demand from approximately $11,500,000 to $1,100,000. EBI Securities Corporation believes it has meritorious defenses and intends to vigorously defend against National Family Care Life Insurance Company's claims.

         EBI Securities Corporation also is involved in an arbitration proceeding related to the National Family Care Life Insurance COMPANY LITIGATION ENTITLED NATIONAL FAMILY CARE LIFE INSURANCE CO. V. PAULI COMPANY, INC., ET AL., NASDR Case No. 96-02673. The arbitration panel entered an award against EBI Securities Corporation in July 1998 in favor of third-party plaintiff Pauli & Company, Inc. of approximately $370,000, which was significantly below the initial award sought by Pauli & Company, Inc. of approximately $1,100,000. EBI Securities Corporation has filed a motion to vacate and plans to vigorously contest this award on appeal.

         JACK G. LARSEN, AS RECEIVER FOR SOUTHWEST INCOME, TRUST ADVANTAGE INCOME TRUST AND INVESTORS TRADING TRUST V. COHIG AND ASSOCIATES, INC. ET AL., Maricopa County Superior Court, Arizona, Case No. CV 98-20281. Plaintiff commenced this action against EBI Securities Corporation and one of its brokers in December 1998 (and process was served on EBI Securities Corporation in January 1999) seeking damages in excess of $8 million dollars against EBI Securities Corporation as well as an accounting of funds allegedly in possession of EBI Securities Corporation. Plaintiff, who apparently has been appointed receiver for three trusts, alleges that customer accounts established at EBI Securities Corporation by third parties contained funds that actually belonged to the Trusts, and that EBI Securities Corporation negligently failed to supervise its employees, in failing to determine that the third parties' trading activities, which allegedly resulted in significant trading losses, were in violation of the terms of agreements between the third parties and the Trusts. Plaintiff also contends that EBI Securities Corporation has in its possession and has wrongfully refused to return approximately $270,000 belonging to the Trusts. EBI Securities Corporation believes that it has meritorious defenses and intends to vigorously defend against Plaintiff's claims.

         LEE SCHLESSMAN ET AL V. GLOBAL CAPITAL PARTNERS, INC. AND EBI SECURITIES CORPORATION, Denver County District Court, Colorado, Case No. 00 CV 1795. Plaintiffs commenced this action in April 2000, alleging that we unlawfully prepaid $1,350,000 of convertible secured promissory notes without affording the Plaintiffs the right to convert the notes into common stock. The notes were issued in March 1999, and entitled the

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


NOTE 14.   CONTINGENCIES (CONTINUED)

holders to convert at a price of $5.75. We filed a registration statement covering the conversion, which was declared effective in August of 1999. In February 2000, we inquired as to whether the holders intended to convert. When it was learned that they were not intending to convert, we prepaid the notes pursuant to their terms, thereby extinguishing the conversion privilege. The noteholders have sued both Global Capital Partners, Inc. and EBI Securities Corporation, claiming that they have suffered damages as a result of not being entitled to convert and sell the common stock issued upon conversion. We have not yet answered the complaint. The answer is due on July 17, 2000. We believe that we have meritorious defenses and intend to vigorously defend the action.

         In addition to the litigation described above, the Company, through its subsidiaries, is involved in various legal actions and claims arising in the ordinary course of business. While results of litigation cannot be predicted with certainty, management, after consultation with counsel, believes that resolution of all such litigation will have no material adverse effect on the consolidated financial statements of the Company.

NOTE 15.   RECENT ACCOUNTING PRONOUNCEMENTS

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. This statement has had no impact on the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During our fiscal year beginning April 1, 1998 and ending March 31, 1999, our principal independent accountants, Deloitte & Touche LLP, declined to stand for reelection and Spicer, Jeffries & Co. was engaged as our new principal independent accounts. This change was reported in our Current Reports on Form 8-K dated February 22, 1999, March 16, 1999 and on Form 8-K/A dated March 9, 1999. The decision to change was approved by the Board of Directors. We did not have any disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference thereto in their report on the financial statements.

                                    PART III

ITEMS 9-12  (INCLUSIVE).

         The information required by Items 9, 10, 11 and 12 will appear in the proxy statement for our annual meeting of stockholders for the year 2000, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and which is incorporated by reference in this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of such form (other than those portions not deemed to be filed for purposes of Section 18 of such act).

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B:

         See Index to Exhibits on pages 62 - 64 of this Annual Report.

         REPORTS ON FORM 8-K

         Global Capital Partners, Inc. filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               GLOBAL CAPITAL PARTNERS, INC.
                        (Registrant)

         By:          /s/ Martin A. Sumichrast                                       June 30, 2000
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

                       /s/ Martin A. Sumichrast                                       June 30, 2000
            ----------------------------------------------                        ---------------------
                         Martin A. Sumichrast                                             Date
      Chairman, President, Chief Executive Officer, and Director

                          /s/ Kevin D. McNeil                                         June 30, 2000
            ----------------------------------------------                        ---------------------
                            Kevin D. McNeil                                               Date
                 Executive Vice President, Treasurer,
                 Chief Financial Officer and Secretary
             (Principal Financial and Accounting Officer)

                        /s/ Michael Sumichrast                                        June 30, 2000
            ----------------------------------------------                        ---------------------
                       Michael Sumichrast, Ph.D.                                          Date
                               Director

                                                                                     June ___, 2000
            ----------------------------------------------                        ---------------------
                       Lawrence Chimerine, Ph.D.                                          Date
                               Director

                         /s/ Jay R. Schifferli                                        June 30, 2000
            ----------------------------------------------                        ---------------------
                           Jay R. Schifferli                                              Date
                               Director

                                INDEX TO EXHIBITS


 EXHIBIT NO.                                       DESCRIPTION

(2.1) Agreement and Plan of Merger dated May 14, 1998 by and among Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) East Merger Corporation, Cohig & Associates, and Cherry Creek Investments, Ltd. (incorporated by reference to the Current Report on Form 8-K dated May 14, 1998).

(2.2) Amended Independent Auditor's Report (incorporated by reference to the Current Report on Form 8-K as amended dated August 1, 1996).

(2.3)                    Agreement  and  Plan of  Merger,  dated  as of July 12,
                         1999, by and among MoneyZone.com (formerly, CERX Venture Corporation), EBonlineinc.com, Inc. and John D. Brasher, Jr. (incorporated by reference to MoneyZone.com's Current Report on Form 8-K filed on July 15, 1999.

(2.4) LLC Interest Purchase Agreement, dated as of November 22, 1999, by and among Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated), Global Capital Markets, LLC (formerly, The JB Sutton Group, LLC) and each of the members and special members thereof (incorporated by reference to Global Capital Partners, Inc.'s Current Report on Form 8-K filed on December 7, 1999).

(2.5) Share Purchase Agreement, dated as of June 14, 2000, by and between Global Capital Partners, Inc. and Beheer-En Beleggingsmaatschappij Hedera B.V., a company incorporated and existing under the laws of the Netherlands (incorporated by reference to the Global Capital Partners, Inc. Current Report on Form 8-K filed on June 29, 2000).

(2.6) Share Purchase Agreement, dated as of June 14, 2000, by and between Global Capital Partners, Inc. and Beheer-En Beleggingsmaatschappij Jamela B.V., a company incorporated and existing under the laws of the Netherlands (incorporated by reference to the Global Capital Partners, Inc. Current Report on Form 8-K filed on June 29, 2000).

(2.7) Share Purchase Agreement, dated as of June 14, 2000, by and between Global Capital Partners, Inc. and Braydonville Corporation, a company incorporated and existing under the laws of the Netherlands (incorporated by reference to the Global Capital Partners, Inc. Current Report on Form 8-K filed on June 29, 2000).

(3.1) Certificate of Incorporation, as amended (incorporated by reference to Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) Form 10-QSB for the nine months ended December 31, 1996).

(3.2) Amendments to the Bylaws (incorporated by reference to Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) Form 10-QSB for the three months ended June 30, 1996).

(4.1) Specimen copy of Common Stock Certificate, Form of Class A Warrant Agreement, Form of Class B Warrant Agreement, and Form of Warrant Agreement (incorporated by reference to Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (No. 33-89544).

(4.3) Warrant Certificate between Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) and J.B. Sutton Group, LLC, dated March 27, 1997 (incorporated by reference to Global Capital Partners, Inc. Form S-3 filed with the Securities and Exchange Commission on May 9, 1997 (No. 333-26825)).

(4.4) Stock Purchase Agreement, dated as of November 9, 1999, by and among Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) and Belle Holdings, Inc., as amended (incorporated by reference to the Schedule 13D filed jointly by Belle Holdings, Inc. and Martin A. Sumichrast).

(4.5) Warrant Agreement, dated as of November 9, 1999, by and among Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) and Belle Holdings, Inc. (incorporated by reference to the
                         Schedule 13D filed jointly by Belle Holdings, Inc. and Martin A. Sumichrast).

(4.6) Convertible Note, dated as of November 10, 1999 and due December 31, 2004, made by Belle Holdings, Inc. in favor of Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) (incorporated by reference to the Schedule 13D filed jointly by Belle Holdings, Inc. and Martin A. Sumichrast).

(10.1) Employment Agreement between Eastbrokers International Incorporated and Martin A. Sumichrast effective as of December 31, 1998 (incorporated by reference to Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) Registration Statement on Form SB-2 (File No. 333-72359)).

(10.2) Employment Agreement between Eastbrokers International Incorporated and Kevin McNeil effective as of December 31, 1998 (incorporated by reference to Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) Registration Statement on Form SB-2 (File No. 333-72359)).

(10.3) Form of Restrictive Covenants of Wolfgang M. Kossner, August A. de Roode and Peter Schmid, such covenants executed on August 1, 1996 (incorporated by reference to Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) Form 10-QSB for the three months ended June 30, 1996).

(10.4) Stock Option Agreement between Eastbrokers International Incorporated and Wolfgang M. Kossner dated August 1, 1996 (the form of such stock option agreement is incorporated by reference to Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) Form 8-K dated August 1,
                         1996).

(10.5) Stock Option Agreement between Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) and August A. de Roode dated August 1, 1996 (the form of such stock option agreement is incorporated by reference to Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) Form 8-K dated August 1, 1996).

(10.6) Stock Option Agreement between Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) and Peter Schmid dated August 1, 1996 (the form of such stock option agreement is incorporated by reference to Eastbrokers International Incorporated' Form 8-K dated August 1, 1996).

(10.7) Stock Option Agreement between Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) and Sumichrast Enterprises, Inc., dated August 1, 1996 (the form of such stock option agreement is incorporated by reference from Form 8-K dated August 1,
                         1996).

(10.8) The 1996 Stock Option Plan of Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) (incorporated by reference to Eastbrokers International Incorporated' Quarterly Report on Form 10-QSB for the nine months ended December 31, 1996).

(10.9)                   Consulting Agreement between Michael Sumichrast,  Ph.D.
                         and Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) dated April 1, 1997, incorporated by reference to Global Capital Partners, Inc. Form 10-KSB for the year ended March 31, 1997.

(10.10) Subscription Agreement dated December 11, 1998 for the Private Placement of Eastbrokers International Incorporated' shares (incorporated by reference to Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) Registration Statement on Form SB-2 (File No. 333-72359)).

(10.11) Consulting Agreement between Wolfgang Kossner and Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) effective December 31, 1998 (incorporated by reference to Global Capital Partners, Inc. Registration Statement on Form SB-2 (File No. 333-72359)).

(16.1) Letter on Change in Certifying Accountant, Item 7 of Current Report on Form 8-K dated November 4, 1997 (incorporated by reference to Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) Current Report on Form 8-K dated November 4, 1997 (File No. 0-26202)).

(16.2) Letter on Change in Certifying Accountant (incorporated by reference to Global Capital Partners, Inc. (formerly, Eastbrokers International Incorporated) Current Report on Form 8-K dated January 22, 1998 (File No. 0-26202)).

(21.1)                   * Subsidiaries of Global Capital Partners, Inc.

(23.1)                   * Independent Auditors' Consent.

(27)                     * Financial Data Schedule (Electronic Filing Only).

     ----------------
     *Filed herewith.