Form 10KSB/A
period 2000-03-31
GLOBAL CAPITAL PARTNERS INC
filed 2000-07-31
CIK 899627

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
       (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)         No.)

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

Transitional Small Business Disclosure Format:  Yes  |_|     No  |X|


================================================================================

                          GLOBAL CAPITAL PARTNERS, INC.

                          INDEX TO FORM 10-KSB/A NO. 1

                                    PART III


Item   9.  Directors and Executive Officers, Promoters and Control Persons; Compliance with Section
           16(a) of the Exchange Act.............................................................................1
Item 10.   Executive Compensation................................................................................3
Item 11.   Security Ownership of Certain Beneficial Owners and Management........................................6
Item 12.   Certain Relationships and Related Transactions........................................................7
Item 13.   Exhibits, List and Reports on Form 8-K...............................................................10
Signatures......................................................................................................11

                                EXPLANATORY NOTE

         Pursuant to General Instruction E(3) of Form 10-KSB, this amended report on Form 10-KSB/A is being filed hereby to amend the annual report on Form 10-KSB of Global Capital Partners, Inc. filed on July 3, 2000 solely to include the information required by Items 9, 10, 11 and 12 of Part III of such annual report in lieu of incorporation by reference from the proxy statement of Global Capital Partners, Inc. to be filed in connection with the 2000 annual meeting of stockholders, and to revise Exhibit 21.1 to such report. The terms "GCAP," "we," "us," or "our" are used herein to simplify the presentation of information and refer to Global Capital Partners, Inc. The term "SEC" refers to the U.S. Securities and Exchange Commission

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A.       DIRECTORS AND EXECUTIVE OFFICERS

         Our executive officers and directors, including our two directors who resigned subsequent to our fiscal year ended March 31, 2000, and their respective ages and positions are set forth below:

                 Name                              Age                               Position

Martin A. Sumichrast                               33             Chairman of the Board, President and Chief
                                                                  Executive Officer
Kevin D. McNeil                                    40             Executive Vice President, Secretary,
                                                                  Treasurer and Chief Financial Officer
Wolfgang Kossner                                   32             Vice Chairman of the Board
Frank Devine                                       56             Director
Dr. Lawrence Chimerine                             60             Director
Jay R. Schifferli                                  40             Director
Paul F. McCurdy                                    39             Director
Michael Sumichrast, Ph.D.                          79             Director


     Messrs. Kossner and Martin A. Sumichrast were elected as Class III Directors, each to serve until the annual meeting of stockholders to be held during the year 2001. Effective May 1, 2000, Mr. Kossner resigned his directorship in connection with the sale of our European operations to pursue other opportunities in Europe. The remaining directors unanimously elected Frank Devine to fill the vacancy created by Mr. Kossner's resignation and Mr. Devine shall serve until the annual meeting of stockholders to be held during the year 2001. Dr. Lawrence Chimerine was elected to serve as a Class I Director until the annual meeting of stockholders to be held in 2002. Mr. Jay R. Schifferli and Michael Sumichrast, Ph.D. were elected to serve as Class II Directors, each until the annual meeting of stockholders to be held during the year 2000. Effective July 1, 2000, Mr. Schifferli resigned his directorship in connection with his acceptance of a full-time, in-house, general counsel position with Nx Networks. The remaining directors unanimously elected Paul F. McCurdy to fill the vacancy created by Mr. Schifferli's resignation. Mr. McCurdy is, and Mr. Schifferli was until joining Nx Networks, a partner with our outside law firm, Kelley Drye & Warren LLP. Mr. McCurdy shall serve until the annual meeting of stockholders to be held in the latter half of 2000. There are no family relationships among any of our officers and directors except that Michael Sumichrast, Ph.D. and Martin A. Sumichrast are father and son, respectively.

     MARTIN A. SUMICHRAST, 33, has served as our Chairman of the Board, Chief Executive Officer and President since December 1998, Vice Chairman from March 1997 to March 1998 and as a director since our inception in 1993. Mr. Sumichrast is a founder of GCAP and was formerly Secretary, Executive Vice President and Chief Financial Officer. Mr. Sumichrast is also a director of EBI Securities Corporation and Chairman of MoneyZone.com, each a subsidiary of ours.

     KEVIN D. McNEIL, 40, has served as our Executive Vice President and Secretary since December 1998, as Treasurer and Chief Financial Officer since March 1997 and as comptroller since August 1996. From 1994 to 1996, Mr. McNeil served as a supervising auditor for Pannell Kerr Forster PC, an international accounting firm. From 1990 until 1994, Mr. McNeil served as a supervising auditor for Schoenadel, Marginot & Company, CPAs, a Washington D.C. regional accounting firm. Mr. McNeil is a member of the American Institute of Certified Public Accountants, the Virginia Society of Certified Public Accountants and the Internal Auditors Division of the Securities Industry Association.

     WOLFGANG KOSSNER, 32, served as our Vice Chairman of the Board since December 1998 and as director since August 1996 until his May 1, 2000 resignation. Mr. Kossner was our Executive Vice President from August 1996 until November 1, 1996. Mr. Kossner is a co-founder of Eastbrokers Beteiligungs AG. From 1993 through 1995, Mr. Kossner served as the managing director of WMP Bank AG (formerly named WMP Borsenmakler AG), a subsidiary acquired by us in 1996. Prior to that, Mr. Kossner was the manager of securities trading at WMP Bank AG from 1991 to 1993. Mr. Kossner also served on the Supervisory Boards of our subsidiaries in Vienna, Ljubljana and Zagreb. Mr. Kossner is also principal and founder of our largest stockholder, General Partners Beteiligungs AG.

         FRANK DEVINE, 56, has served as a director since July 4, 2000. Mr. Devine also serves as a business consultant for various entities. He has founded or co-founded Bachmann-Devine, Incorporated, a venture capital firm and Shapiro, Devine & Craparo, Inc., a manufacturers' agency serving the retail industry and serves on the boards of directors of these companies. Since December 1994, Mr. Devine has served as a member of the board of directors of Salton, Inc., a publicly owned corporation that markets and sells electrical appliances to the retail trade under various brand names, and of SAFLINK Corporation, a publicly owned software security company.

     DR. LAWRENCE CHIMERINE, 60, has served as a director since February 1999, and has been Managing Director and Chief Economist at the Economic Strategy Institute since 1993. Since 1991, Dr. Chimerine has served as President of Radnor International Consulting, Inc., an international consulting firm. Dr. Chimerine is also a director of Bank United Corp., Outsource International, Inc. and Sanchez Computer Associates, Inc.

         MICHAEL SUMICHRAST, Ph.D., 79, has served as a director since 1993, and as our Chairman of the Board from our inception in 1993 until March 1997. From 1990 to 1994, Dr. Sumichrast served as Chairman of the Board of Sumichrast Publications, Inc., a real estate publication located in Rockville, Maryland, and as an economic adviser and representative of various international American companies. From 1963 to 1990, Dr. Sumichrast was the senior vice president and chief economist of the National Association of Home Builders, a home builders professional association.

         JAY R. SCHIFFERLI, 40, served as a director since January 1, 1999 until his July 1, 2000 resignation and was a partner at our outside law firm, Kelley Drye & Warren LLP, an international law firm with offices in the United States, Europe and Asia. Mr. Schifferli joined Kelley Drye & Warren LLP in 1986, and concentrated his practice in securities and corporate law.

     PAUL F. McCURDY, 39, has served as a director since July 4, 2000. Mr. McCurdy is a partner at Kelley Drye & Warren LLP. Mr. McCurdy joined Kelley Drye & Warren LLP in 1987 and concentrates his practice in broker-dealer regulation, securities law, business organizations and arbitration.

         DIRECTOR COMPENSATION. In April 1999, our board of directors adopted a company policy that eliminated all cash payments for services on the board and attendance at board meetings. Instead, each of our non-officer directors will be awarded 7,500 shares of restricted stock at the time he or she joins the Board and an annual award of 5,000 options pursuant to our 1996 Stock Option Plan, as amended. Provisions of the Stock Option Plan are described under "Item 10. Executive Compensation - 1996 Stock Option Plan" on page 6 of this report. We granted 7,500 shares of restricted stock and an option to purchase up to 5,000 shares of our common stock to each of Dr. Chimerine, Dr. Sumichrast and Mr. Schifferli at the time the policy was adopted in April 1999.

         During the fiscal year ended March 31, 2000, no fees were paid to directors. Each of our current directors waived such fees for the fiscal year ended March 31, 2000.

B.       COMPLIANCE WITH SECTION 16(A)

               Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC initial reports of beneficial ownership within ten days of becoming such a reporting person and reports of changes in their ownership of our equity securities by the tenth day of the month following such changes in ownership, and such persons are required by SEC rules to furnish us with copies of such filed reports. Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto furnished by such persons to us, or written representations that they have filed on a timely basis all reports required by Section 16(a) and the rules promulgated thereunder, and without researching or making any inquiry regarding delinquent
Section 16(a) filings, we note that four reports were filed subsequent to filing due dates in respect of twenty-five transactions effected by Martin A. Sumichrast, four reports were filed subsequent to filing due dates in respect of twenty-two transactions effected by Belle Holdings, Inc., four reports were filed subsequent to filing due dates in respect of sixteen transactions effected by Corona Corp., four reports were filed subsequent to filing due dates in respect of sixteen transactions effected by Reid Breitman, two reports were filed subsequent to filing due dates in respect of two transactions effected by Kevin D. McNeil, two reports were filed subsequent to filing due dates in respect of two transactions effected by Wolfgang Kossner, one report was filed subsequent to the filing due date in respect of two transactions effected by Michael Sumichrast, Ph.D., two reports were filed subsequent to filing due dates in respect of two transactions effected by Dr. Chimerine and two reports were filed subsequent to filing due dates in respect of eight transactions effected by General Partners Beteiligungs AG. We also note that as of the date hereof and to our knowledge, no report has been filed in respect of certain dispositions by each of Michael Sumichrast, Ph.D. and General Partners Beteiligungs AG.

ITEM 10.   EXECUTIVE COMPENSATION

         The following summary compensation table sets forth the compensation for the executives and non-executive employees named below for the years ended March 31, 2000, 1999 and 1998. No other executive officer had total annual salary and bonus during any such period equal to or greater than $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long Term Compensation
                                                                        ----------------------------------------------------------
                                       Annual Compensation                          Awards                      Payouts
                          --------------------------------------------------------------------------------------------------------

           (a)               (b)         (c)        (d)        (e)           (f)             (g)         (h)          (i)

                                                                                         Securities
Name and Principal                                        Other Annual    Restricted     Underlying     LTIP       All Other
-------------------
Position                     Year      Salary      Bonus  Compensation Stock Awards($) Options/SARs(#) Payouts    Compensation
--------                     ----      ------      -----  ------------       --------- --------------- -------    ------------

Martin A. Sumichrast(1)      2000    $240,000    $120,000          --           --          75,000         --           --
 Chairman, President         1999   $ 175,000    $   --            --           --          75,000         --           --
  and Chief Executive        1998   $ 120,000    $ 20,000          --           --              --         --           --
  Officer

                                                                                      Long Term Compensation
                                                                        ----------------------------------------------------------
                                       Annual Compensation                          Awards                      Payouts
                          --------------------------------------------------------------------------------------------------------

           (a)               (b)         (c)        (d)        (e)           (f)             (g)         (h)          (i)

                                                                                         Securities
Name and Principal                                        Other Annual    Restricted     Underlying     LTIP       All Other
-------------------
Position                     Year      Salary      Bonus  Compensation Stock Awards($) Options/SARs(#) Payouts    Compensation
--------                     ----      ------      -----  ------------       --------- --------------- -------    ------------

Kevin D. McNeil(2)           2000   $ 120,000    $                 --           --          50,000         --           --
 Chief Financial             1999   $   75,000   5,000             --           --          50,000         --           --
 Officer,    Executive       1998   $   57,500   $  25,000         --           --              --         --           --
 Vice President of                               $  17,250
 Finance, Treasurer, and
 Secretary

RALPH OLSON,(3)              2000   $ 74,998       --          $225,000
Non-officer employee

Peter Schmid(4)              2000          --                      --           --              --         --           --
  Former Chairman,           1999          --       --             --           --              --         --           --
   President and Chief       1998   $ 138,305                      --           --              --         --           --
  Executive Officer                                 --
                                                 $30,000

------------------

(1) Mr. Sumichrast became Chairman of the Board, President and Chief Executive Officer of GCAP in December 1998, and was Vice Chairman of the Board since March 1997.

(2) Kevin D. McNeil became Executive Vice President and Secretary of GCAP in December 1998. He continues to serve as Chief Financial Officer and Treasurer.

(3) Mr. Olson is a non-officer employee, Mr. Olson is a Vice President of EBI Securities. Mr. Olson received 44,500 shares of common stock as compesation for investment banking services.

(4) Mr. Schmid was the Chairman of the Board and Chief Executive Officer of GCAP from March 1997 through December 15, 1998 and President of GCAP from August 1996 through December 1998.


         EMPLOYMENT AGREEMENTS

         Effective as of January 1, 1999, we entered into an employment agreement with Martin A. Sumichrast which will expire on December 31, 2004, and will renew for a period of five years following the expiration date, unless contrary notice is given by either party. We also entered into an employment agreement, effective as of January 1, 1999, with Mr. McNeil, which will expire on December 31, 2002, unless contrary notice is given by either party. The annual salaries for Mr. Sumichrast and Mr. McNeil were initially fixed at
$240,000 and $120,000, respectively, with such subsequent increases in salary during the term of their respective agreements as may be determined by our Board of Directors. Messrs. Sumichrast and McNeil are each eligible to receive a quarterly performance bonus of up to 1 percent and 1/4 of 1 percent, respectively, of total revenue of GCAP in excess of $6,000,000 per quarter. As an inducement for entering into each of their respective employment agreements, we agreed to sell 200,000 shares and 50,000 shares at $3.50 and $3.00 per share of our common stock, respectively, to Mr. Sumichrast and Mr. McNeil, in exchange for each of Messrs. Sumichrast and McNeil issuing to us a promissory note in the amount of $700,000 and $150,000, respectively, each bearing interest at an annual rate of 7 percent, and expiring on January 1, 2004 and January 1, 2002, respectively. Each employment agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in employee benefits applicable to our employees and executives, as well as for the use of an automobile and other fringe benefits commensurate with their duties and responsibilities and for benefits in the event of disability. Pursuant to each such employment agreement, employment may be terminated by us with cause or by the executive with or without good reason. Termination by us without cause or by the executive for good reason would subject us to liability for liquidated damages in an amount equal to the current salary of the terminated executive as of the date of termination and a pro rata portion of his prior year's bonus for the remaining term of the agreement, payable in equal monthly installments, without any set-off for compensation received from any new employment. In addition, the terminated executive would be entitled to continue to participate in and accrue benefits under all employee benefit plans and to receive supplemental retirement benefits to replace benefits under any qualified plan for the remaining term of the agreement to the extent permitted by law. Under the employment agreements, we are obligated to purchase insurance policies on the lives of Messrs. Sumichrast and McNeil. We will pay the premiums on these policies and would, upon the death of the employee, receive an amount equal to the premiums paid under the policy and the remaining proceeds would be paid to the employee's designated beneficiary. Additionally, we have a $l million key-person life insurance policy on Mr. Sumichrast and a $500,000 key-person life insurance policy on Mr. McNeil, in each case with us as the beneficiary.

         Effective January 1, 1999, we entered into a one-year consulting agreement with Wolfgang Kossner, at that time the Vice Chairman of our Board of Directors. Mr. Kossner received compensation for his consulting services of 200,000 Class C Warrants, payable in equal installments on March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, the value of such warrants determined for compensation purposes using the Black Scholes method at the time of grant. None of the warrants were exercised prior to their respective expirations. Mr. Kossner's consulting agreement also provided for project-success fees to be determined on a project-by-project basis. The agreement provided for termination by GCAP for cause and, in the event that GCAP terminated the agreement for any reason other than for cause, Mr. Kossner would have been entitled to the remaining payments that would have otherwise been payable had his services not been terminated. The agreement also provided for full compensation and reimbursement of expenses in the event of disability.

         OPTION/SAR GRANTS

         During the fiscal year ended March 31, 2000, except as indicated under the heading "--Director Compensation" on page 3 of this amended report, there were no grants to any of the named executive officers of directors of options, stock appreciation rights or similar instruments. On December 23, 1998, our board of directors granted stock options to Messrs. Sumichrast, McNeil and Kossner, pursuant to which, Messrs. Sumichrast and Kossner are each entitled for 10 years to purchase 75,000 shares of our common stock at $4.00 per share and Mr. McNeil is entitled for 7 years to purchase 50,000 shares of our common stock at $4.00 per share. During the fiscal year ended March 31, 1998, there were no grants to any of the named executive officers or directors of options, stock appreciation rights or similar instruments.

         OPTION/SAR EXERCISES

         During the fiscal year ended March 31, 2000, no options to purchase shares of our common stock were exercised. During the fiscal years ended March 31, 1999 and March 31, 1998, options to purchase 10,000 and 7,750 shares, respectively, of our common stock were exercised.

         FISCAL YEAR-END OPTION/SAR VALUES

                          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                           Value of Unexercised
                                                                  Number of Securities          In-The-Money
                                                                 Underlying Unexercised       Options/SARs at
                                                                 Options/SARs at FY-End    FY-End($) Exercisable/
                              Shares Acquired       Value           (#) Exercisable/           Unexercisable
                              on Exercise (#)     Realized           Unexercisable                  (e)
           Name                     (b)              ($)                  (d)
            (a)                                      (c)

---------------------------- ------------------ -------------- --------------------------- -----------------------

----------------------------
Martin A. Sumichrast                 -                -                 0/75,000                     -
----------------------------
Kevin D. McNeil                      -                -                 0/50,000                     -
----------------------------

         1996 STOCK OPTION PLAN

         At our annual meeting of stockholders held on December 10, 1996, the stockholders approved our 1996 Stock Option Plan, pursuant to which our officers, employees, directors and consultants and certain of our affiliates are eligible to be granted awards of stock options, stock appreciation rights and/or restricted stock. Pursuant to its terms, the plan shall be administered by a stock award committee, or, in the absence of such a committee, by the entire board of directors having the plenary authority to grant awards in any combination permitted under the plan, and to determine the terms and conditions of the awards.

         The total number of shares of common stock reserved and available to be awarded under the plan was initially 400,000. The plan was since amended in December 1997, April 1999 and November 1999 increasing the total number of shares of common stock available under the plan to 600,000, 850,000 and 1,200,000, respectively. Currently, the total number of shares of common stock available under the plan is 1,200,000.

           During the fiscal year ended March 31, 2000, options to purchase 295,000 shares of our common stock were granted under the 1996 Stock Option Plan, as amended. During the year ended March 31, 1999, options to purchase 220,000 shares of our common stock were granted under this plan. During the fiscal year ended March 31, 1998, 10,000 shares were issued outside of the plan as compensation for services provided to us.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information about shares of our common stock owned as of July 28, 2000 by:

o each person who is known by us to own beneficially more than five percent of our common stock,

o each of our officers and directors named on pages 1-2 of this amended report, and

o        all of our officers and directors as a group.

         Except as otherwise noted, the persons named in the table below do not own any other shares of our capital stock and have sole voting and investment power with respect to all shares beneficially owned by them. As of July 28, 2000 10,430,839 shares of voting stock were outstanding, consisting solely of shares of our common stock.



                                                                                         Percentage of
                                                                               Number of          Outstanding
       Name and Address (1)                  Position Held                   Shares Owned           Shares
  ------------------------------- -------------------------------------  ---------------------- ----------------

  Martin A. Sumichrast (2)        Chairman of the Board, President,
                                  Chief Executive Officer and Director           1,205,000             11.31%

  Kevin D. McNeil (3)             Executive Vice President,
                                  Secretary, Treasurer and Chief
                                  Financial Officer                                160,078              1.51%

  Dr. Lawrence Chimerine (4)      Director                                          12,500              *

  Jay R. Schifferli (4)           Director                                          12,500              *

  Michael Sumichrast, Ph.D.       Director                                           7,500              *

  Paul F. McCurdy                 Director                                               0              *

  Frank Devine                    Director                                               0              *

  Belle Holdings, Inc.            Stockholder                                     740,000               6.83%

  Reid Breitman (5)               Stockholder                                   1,967,500              18.86%

  Corona Corp.                    Stockholder                                   1,960,000              18.79%

  General Partners Beteiligungs

  AG                              Stockholder                                   1,128,500              10.82%

  All Officers and Directors as                                                 1,385,078              12.86%
  a Group (5 persons)

--------------------
*        Less than 1 percent


         (1) Except as otherwise noted, c/o Global Capital Partners, Inc., 6000 Fairview Road, Suite 1410, Charlotte, North Carolina 28210.
         (2) Includes (A) 740,000 shares of common stock owned by Belle Holdings, Inc., a Nevada corporation of which Mr. Sumichrast is sole officer, director and stockholder, (B) 240,000 shares of common stock owned by Mr. Sumichrast directly, (C) 75,000 shares of common stock issuable upon the exercise of options to purchase common stock at $4.00 per share exercisable immediately and expiring December 23, 2008 and (D) 150,000 shares of common stock issuable upon the exercise of Class C Warrants to purchase common stock at $7.00 per share exercisable immediately and expiring on February 19, 2003.
         (3) Includes (A) 50,000 shares of common stock issuable upon the exercise of options to purchase common stock at $4.00 per share exercisable immediately and expiring December 23, 2008, and (B) 57,583 shares issuable upon exercise of Class C
                  Warrants to purchase common stock at $7.00 per share exercisable immediately and expiring on February 19, 2003.
         (4) Includes 7,500 shares of restricted common stock and 5,000 options to acquire shares of common stock at $5.00 per share.


         (5) Includes 1,960,000 shares indirectly owned through Corona Corp., a corporation of which Mr. Breitman is sole stockholder, director and officer.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Executive Officer Compensation--Employment Agreements" on page 4 of this amended report, and see pages 3, 5 and 6 for information concerning stock option grants to related persons.

         Until the sale of our European operations on June 14, 2000, we leased office space from General Partners Immobielenz (formerly Residenz Realbesitz AG) for our Vienna operations pursuant to a month-to-month lease. Under the terms of the lease, we incurred occupancy costs of approximately 1,200,000 Austrian Schillings (approximately $95,000 USD) in the fiscal year ended March 31, 1999. This property was sold I early 1999 and has thereafter not been owned by a related party. The terms of this lease were negotiated such that we were subject to occupancy expenses no greater than the current market rates. General Partners Immobielenz is a subsidiary of General Partners Beteiligungs, AG, an Austrian holding company and the beneficial owner of 1,462,920 shares of our common stock. Wolfgang Kossner owns approximately 30 percent of the outstanding shares of General Partners Beteiligungs, AG and is a member of the Supervisory Board of each of General Partners Beteiligungs, AG, Eastbrokers Beteiligungs AG and WMP Bank AG, a majority-owned subsidiary of Eastbrokers Beteiligungs AG.

         WMP Bank AG is an Austrian broker-dealer, market maker and member of the Vienna Stock Exchange. The common stock of WMP Bank AG is publicly traded on the Main Market of the Vienna Stock Exchange. From time to time, WMP Bank AG has made a market in stock of companies that have a relationship to us through our directors or stockholders. For the year ended March 31, 1999, we generated profits of approximately $1,190,000, and for the year ended March 31, 2000 our trading in shares of these companies resulted in a loss.

         We have periodically engaged in securities transactions with URBI S.A., a Spanish investment company. Wolfgang Kossner was a member of the Supervisory Board of URBI S.A. from November 1996 through June 1998. On June 30, 1998, URBI S.A. repaid in full 2,780,030 Austrian Schillings or (approximately $236,000
USD) due with respect to transactions occurring subsequent to December 31, 1997.

         During our two most recent fiscal years, we have conducted various business transactions with General Partners Beteiligungs, AG. As of the December 31, 1998, GCAP was owed $3,787,339 relating to these transactions, which receivable was transferred in connection with the sale of our European operations to the purchaser thereof.

         On October 8, 1998, Peter Schmid, then our Chairman, Chief Executive Officer and President, paid in full a balance due to GCAP of 6,748,111 Austrian Schillings.

         At December 31, 1998, we had a receivable related to securities transactions from Mr. Kossner in the amount of 1,132,776 Austrian Schillings (approximately $97,000 USD), which receivable was transferred in connection with the sale of our European operations to the purchaser thereof.

         At December 31, 1998, we had a receivable related to securities transactions from Z.E. Beteiligungs AG, a subsidiary of General Partners Beteiligungs AG, in the amount of 7,745,600 Austrian Schillings (approximately $661,000 USD), which receivable was transferred in connection with the sale of our European operations to the purchaser thereof.

         As of December 31, 1998, ZE Beteiligungs AG, an approximately 25 percent-owned subsidiary of General Partners Beteiligungs AG, owned approximately 25 percent of UCP Beteiligungs AG, an Austrian holding company. UCP Beteiligungs AG, in turn, owns 27.7 percent of a Russian chemical company, UCP AOOT. Shares of UCP AOOT are listed over-the-counter on the Vienna Stock Exchange. WMP Bank AG is a market maker in the shares of UCP AOOT on the Vienna Stock Exchange. As of the close of the sale of our European operations, our relationship with ZE Beteiligungs AG ceased to exist.

         On January 1, 1999, Martin A. Sumichrast and Kevin D. McNeil purchased 70,000 and 32,583 Class C Warrants, respectively, from Eastbrokers North America, Inc., a subsidiary of ours, in each case for an amount equal to $0.25 per warrant. The warrants entitle Mr. Sumichrast and Mr. McNeil, each, to purchase one (1) share of our common stock at a price of $7.00 per share. Payment for the warrants was in the form of unsecured promissory notes, with one-year terms and interest accruing at 8 percent. We have extended the terms of such notes for an additional year.

         Effective January 1, 1999, Jay R. Schifferli, a partner at Kelley Drye & Warren LLP, became a director of GCAP, and effective July 4, 2000, Paul F. McCurdy, also a partner at Kelley Drye & Warren LLP, became a director of GCAP to fill the vacancy created upon Mr. Schifferli's resignation. GCAP paid legal fees to Kelley Drye & Warren LLP during the fiscal year ended March 31, 1999 in the amount of $345,311.64 and during the fiscal year ended March 31, 2000 accrued fees payable to Kelley Drye & Warren LLP in the amount of approximately $467,000.



         As of Mr. Schifferli's July 1, 2000 resignation, Mr. Schifferli had received 7,500 restricted shares of our common stock and 5,000 options to acquire shares of our common stock at $5.00 per share as non-employee director compensation.

         In February 1999, Martin A. Sumichrast paid in full a note due in aggregate principal amount of $300,000 payable to us in connection with his acquisition in September 1997 of 50,000 shares of our common stock.

         On April 19, 1999,  Mr.  Sumichrast  and Mr. McNeil  purchased  80,000 and 25,000 Class C Warrants from Eastbrokers North America, Inc., in each case for an amount equal to $0.25 per warrant. Each warrant entitles Mr. Sumichrast and Mr. McNeil, each, to purchase one (1) share of our common stock at a price of $7.00 per share. We have extended the terms of such notes for an additional year.

         In order to partially fund our acquisition of Global Capital Markets, LLC (then, The JB Sutton Group, LLC) on November 8, 1999, Belle Holdings, Inc., a Nevada corporation of which Mr. Sumichrast is sole director, officer and stockholder, entered into an agreement with us pursuant to which it purchased 1,000,000 shares of our 10% Convertible Preferred Stock, Series A for $2.00 per share and a warrant to purchase up to 700,000 shares of our common stock and, in connection with such purchases, received an option to purchase up to an additional 1,000,000 shares of preferred stock. The preferred stock was convertible at any time and from time to time into shares of our common stock on a 1:1 basis. On the same date, Belle Holdings, Inc. entered into an agreement with Corona Corp., a Nevada corporation, pursuant to which Belle Holdings, Inc. sold to Corona Corp. a $1 million note convertible at any time and from time to time into shares of preferred stock owned by Belle Holdings, Inc. on a .35:1 basis and a warrant to purchase up to 490,000 shares of our common stock and, in connection with such sale, gave Corona Corp. the option to purchase additional notes, on the same terms as the initial $1 million note, additional notes up to an aggregate principal amount of $1 million.

         On January 10, 2000, Belle Holdings, Inc. partially exercised its option and purchased 100,000 additional shares of preferred stock and, simultaneously, Corona Corp. partially exercised its option and purchased an additional note in principal amount of $200,000.

         As of the date of the purchase agreement between Belle Holdings, Inc. and us, each share of preferred stock subject to such agreement was entitled to one (1) vote on all matters submitted to our stockholders for their approval. As a further inducement to Belle Holdings, Inc. to invest in us, we agreed to seek stockholder approval to increase the voting power of the preferred stock from one (1) vote per share to four (4) votes per share in order that the preferred stock holders would obtain control of approximately 39% of the voting power of our capital stock entitled to vote on all matters submitted to stockholders for approval, rather than the approximately 14% of the voting power they would have had without such approval. These terms were negotiated by Corona Corp., whose purchase price of the convertible notes was used by Belle Holdings, Inc. to purchase the preferred stock and warrants under the agreement, as a condition precedent to the investments by Corona Corp., having in mind that Mr. Sumichrast would participate in Belle Holdings, Inc. in order to more fully align the interests of our management with those of our stockholders. Subsequent to shareholder approval of the increase in voting power of the preferred stock, NASDAQ informed us that their listing guidelines proscribe empowering any class of security with a higher voting right than any other class. Additionally, NASDAQ informed us that pursuant to certain other listing requirements, the initial $2.00 price per share of our preferred stock must to be increased to $2.0625 per share, the closing price on November 8, 1999. Accordingly, on January 31, 2000, we modified our agreement with the holders of, and negotiated the acceleration of the conversion of all shares of, our preferred stock and the exercise of all warrants held by Belle Holdings. Inc. In consideration of these changes, on January 31, 2000 we sold to Belle Holdings, Inc., in exchange for a $375,000 note, due July 1, 2001 and bearing interest at a rate of 8% per annum, a Class D Warrant to purchase up to 1,500,000 shares of our preferred stock at a price of $5.50 per share, exercisable beginning July 1, 2001 and expiring December 31, 2005. Holders of these warrants have certain anti-dilution protections and are entitled to piggyback registration after July 1, 2001. On the same date, Belle Holdings, Inc. sold to each of Corona Corp. and a third-party Class D Warrants to purchase up to 900,000 and 200,000, respectively, of such shares. In further consideration of such changes, on March 31, 2000, Belle Holdings, Inc. transferred 70,000 shares of common stock to Corona Corp.

         On March 31, 2000, Corona Corp. exercised the remaining portion of its option and purchased an additional note in principal amount of $1.8 million, converted all notes it had purchased from Belle Holdings, Inc. in aggregate principal amount of $4 million, receiving thereby 1,400,000 shares of preferred stock, converted the 1,400,000 shares of preferred stock, receiving thereby
1,400,000 shares of common stock, and exercised its warrant, receiving thereby 490,000 shares of common stock. Simultaneously, Belle Holdings, Inc. exercised the remaining portion of its option and purchased from us 900,000 shares of preferred stock, converted 600,000 of such shares, receiving thereby 600,000 shares of common stock, transferred the remaining 1,400,000 shares of the preferred stock to Corona Corp. upon conversion of the $4 million in notes and exercised its warrant, receiving thereby an additional 210,000 shares of our common stock.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

                  See Exhibit 21.1 immediately following the signature page hereto.

         REPORTS ON FORM 8-K

                  GCAP filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               GLOBAL CAPITAL PARTNERS, INC.
                             (Registrant)

By:                                                                                   July 31, 2000
            ----------------------------------------------                        ---------------------
                         Martin A. Sumichrast                                             Date
       Chairman, Chief Executive Officer, President and Director

                                     11