Form 10QSB
period 2000-06-30
GLOBAL CAPITAL PARTNERS INC
filed 2000-08-15
CIK 899627

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

                For the quarterly period ended June 30, 2000

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

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on August 11, 2000, was 10,460,839.

===============================================================================

                          GLOBAL CAPITAL PARTNERS, INC.

                                                                            Page

PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
       Historical Financial Statements

           Consolidated Statement of Financial Condition as of June 30, 2000  2
           Consolidated Statements of Operations
              Quarterly Periods Ended June 30, 2000 and 1999...............   3
           Consolidated Statements of Cash Flows
              Quarterly Periods Ended June 30, 2000 and 1999...............   4
           Notes to Consolidated Financial Statements .....................   5
    Item 2. Management's Discussion and Analysis or Plan of Operation .....  11

PART II -- OTHER INFORMATION
    Item 1. Legal Proceedings..............................................  20
    Item 2. Changes in Securities and Use of Proceeds......................  21
    Item 3. Defaults Upon Senior Securities................................  21
    Item 4. Submission of Matters to a Vote of Security Holders............  21
    Item 5. Other Information..............................................  21
    Item 6. Exhibits and Reports on Form 8-K ..............................  21
    Signature .............................................................  22


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A Delaware Corporation)

                 Consolidated Statement of Financial Condition

                      (In thousands, except share amounts)


                                                                                              June 30,
                                                                                          ----------------
                                                                                                2000

                                                                                          ----------------
                                                                                            (Unaudited)
ASSETS

     Cash and cash equivalents                                                            $         1,491
     Receivables

        Broker dealers                                                                              3,724
        Other                                                                                       1,253
     Securities owned, at value                                                                    12,491
     Notes receivable                                                                              25,500
     Furniture and equipment, at cost (net of accumulated depreciation
        and amortization of $738)                                                                   1,435
     Deferred income taxes                                                                            303
     Goodwill, net                                                                                  3,408
     Other assets and deferred amounts                                                                638
                                                                                          ----------------

           Total Assets                                                                   $        50,243
                                                                                          ================



LIABILITIES AND SHAREHOLDERS' EQUITY
     Employee compensation and related taxes                                              $         1,992
     Securities sold not yet purchased, at value                                                      588
     Accounts payable and accrued expenses                                                          4,201
     Other liabilities and deferred amounts                                                           286
                                                                                          ----------------

                                                                                                    7,067

     Long-term borrowings                                                                           2,500
                                                                                          ----------------

           Total liabilities                                                                        9,567
                                                                                          ----------------

     Minority interest in consolidated subsidiaries                                                   (86)
                                                                                          ----------------

     Commitments and contingencies

     Shareholders' equity

        Preferred stock; $.01 par value; 10,000,000 shares authorized; no shares
           issued and outstanding at June 30, 2000                                                      -
        Common stock; $.05 par value; 25,000,000 shares authorized; 10,460,839
           shares issued and outstanding at June 30, 2000                                             523
        Paid-in capital                                                                            45,589
        Accumulated deficit                                                                        (3,984)
        Notes receivable - common stock and warrants                                               (1,366)
                                                                                          ----------------

           Total shareholders' equity                                                              40,762
                                                                                          ----------------

           Total Liabilities and Shareholders' Equity                                     $        50,243
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

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A Delaware Corporation)

                      Consolidated Statements of Operations

                    (In thousands, except per share amounts)


                                                           For the Quarterly Period
                                                              Ended June 30,
                                                      ------------------------------------
                                                            2000                1999
                                                      ----------------    ----------------
                                                                            (As Restated)
                                                                  (Unaudited)
Revenues

     Commissions                                      $         5,706     $         5,604
     Investment banking                                           633               1,085
     Interest and dividends                                       143                  60
     Principal transactions, net
        Trading                                                 1,046                 987
        Investment                                                894                  40
     Other                                                        567                 685
                                                      ----------------    ----------------

           Total revenues                                       8,989               8,461
                                                      ----------------    ----------------

Costs and expenses

     Compensation and benefits                                  5,373               6,095
     Brokerage, clearing, exchange fees and other               1,353                 522
     General and administrative                                   578                 416
     Occupancy                                                    415                 511
     Communications                                               345                 388
     Office supplies and expense                                  269                 112
     Consulting fees                                              205                  97
     Interest                                                      80                 120
     Depreciation and amortization                                125                  63
                                                      ----------------    ----------------

           Total costs and expenses                             8,743               8,324
                                                      ----------------    ----------------

Income before benefit for income taxes and
     minority interest in earnings of subsidiaries                246                 137

Benefit for income taxes                                          290                   -
Minority interest in earnings of subsidiaries                      47                   -
                                                      ----------------    ----------------

           Income from continuing operations                      583                 137
                                                      ----------------    ----------------

Discontinued operations

     Income (loss) from discontinued operations                  (189)                320
     Gain on sale of discontinued operations                    2,060                   -
                                                      ----------------    ----------------

           Income from discontinued operations                  1,871                 320
                                                      ----------------    ----------------

Net income                                            $         2,454     $           457
                                                      ================    ================

Weighted average number of common shares outstanding
     Basic                                                 10,420,498           4,800,551
                                                      ================    ================
     Diluted                                               11,791,720           4,800,551
                                                      ================    ================

Income from continuing operations per share
     Basic                                            $          0.06     $          0.03
                                                      ================    ================
     Diluted                                          $          0.05     $          0.03
                                                      ================    ================
Income from discontinued operations per share
     Basic                                            $          0.18     $          0.07
                                                      ================    ================
     Diluted                                          $          0.16     $          0.07
                                                      ================    ================
Net income per common share
     Basic                                            $          0.24     $          0.10
                                                      ================    ================
    Diluted                                           $          0.21     $          0.10
                                                      ================    ================






                See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                 (In thousands)


                                                                                                     For the Quarterly Period
                                                                                                           Ended June 30,

                                                                                               ------------------------------------
                                                                                                      2000               1999
                                                                                               -----------------  -----------------
                                                                                                                    (As restated)
                                                                                                           (Unaudited)
Cash flows from operating activities
     Net income from continuing operations                                                     $           246    $           137
     Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities from continuing operations:
           Depreciation and amortization                                                                   125                 63
           Minority interest in earnings of subsidiaries                                                   (47)                 -
           Deferred taxes                                                                                 (290)                 -
           Other                                                                                           (17)               (10)


        Changes in operating assets and liabilities
           Receivables                                                                                   3,568                831
           Securities owned, at value                                                                   (3,180)            (2,049)
           Other assets                                                                                    (91)               213
           Employee compensation and related taxes                                                      (3,114)               247
           Securties sold, not yet purchased                                                               350               (650)
           Accounts payable and accrued expenses                                                         2,655               (121)
           Other liabilities                                                                              (316)               748
                                                                                               ----------------   ----------------

Net cash (used in) continuing operations                                                                  (111)              (591)

Net cash (used in) discontinued operations                                                                (983)            (1,378)
                                                                                               ----------------   ----------------

Net cash (used in) operating activities                                                                 (1,094)            (1,969)
                                                                                               ----------------   ----------------

Cash flows from investing activities
     Net proceeds from (payments for)
        Capital expenditures                                                                              (398)              (286)
                                                                                               ----------------   ----------------

Net cash (used in) investing activities                                                                   (398)              (286)
                                                                                               ----------------   ----------------

Cash flows from financing activities
     Net proceeds from (payments for)
        Issuance of common stock                                                                         1,079                 41
        Proceeds from borrowings                                                                            -               4,071
        Repayments of borrowings                                                                          (380)            (1,250)
                                                                                               ----------------   ----------------

Net cash provided by financing activities                                                                  699              2,862
                                                                                               ----------------   ----------------

Increase (decrease) in cash and cash equivalents                                                          (793)               607

Cash and cash equivalents, beginning of year                                                             2,284                712
                                                                                               ----------------   ----------------

Cash and cash equivalents, end of year                                                          $        1,491     $        1,319
                                                                                               ================   ================


Supplemental disclosure of cash flow information
     Cash paid for income taxes                                                                 $           -     $             -
                                                                                               ================   =================

     Cash paid for interest                                                                     $           80    $           120
                                                                                               ================   =================





                See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                   (UNAUDITED)

1.   INTERIM REPORTING

     The financial statements of Global Capital Partners, Inc. and its U.S. subsidiaries (collectively, "Global Capital Partners" or the "Company") for the quarterly period ended June 30, 2000 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

     The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000 include accounting policies and additional information pertinent to an understanding of these interim financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include Global Capital Partners, Inc. and its U.S. subsidiaries.

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

        FISCAL YEAR-END

     The fiscal year-end of Global Capital Partners, Inc. and its U.S. subsidiaries is March 31.

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

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        FINANCIAL INSTRUMENTS (CONTINUED)

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

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         TRANSLATION OF FOREIGN CURRENCIES

     Assets and liabilities of operations in foreign currencies are translated at period end rates of exchange, and the income statements are translated at weighted average rates of exchange for the period. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," gains or losses resulting from translating foreign currency financial statements, net of hedge gains or losses and their related tax effects, are reflected in cumulative translation adjustments, a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in net income.

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

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                   (UNAUDITED)

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

         GLOBAL CAPITAL MARKETS, LLC

     In November, 1999, The Company expanded its US investment banking and brokerage operations further with the acquisition of Global Capital Markets, LLC ("formerly The JB Sutton Group, LLC"), a New York based brokerage and investment banking firm. Global Capital Markets has one main office with over 80 registered representatives. Global Capital Markets' primary focus is the operation of a retail brokerage firm serving individual investors with a full service approach. Global Capital Markets has also utilized its corporate finance and trading activities to augment the services provided to its customer base. Global Capital Markets provides its retail clients with a broad range of traditional investment products and services.

     Global Capital Markets is registered as a broker-dealer with the SEC and a member of the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC").

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                   (UNAUDITED)

3.   ACQUISITIONS (CONTINUED)

         GLOBAL CAPITAL MARKETS, LLC (CONTINUED)

     Global Capital Markets operates pursuant to the exemptive provisions of SEC Rule 15c3-3 (k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

     Global Capital Markets maintains dual clearing arrangements with CIBC Oppenheimer, a division of CIBC World Markets Corp. ("OPPCO"), and Penson Financial Services Inc., a division of Service Asset Management Company ("Penson"). OPPCO provides Global Capital Markets with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables The Global Capital Markets to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base. Penson provides similar services as OPPCO, but it is utilized by Global Capital Markets primarily to facilitate the trading activity in the customer accounts using the SuttonOnline trading system.

         SUTTON ONLINE

     In addition to our growing US investment banking a brokerage presence, the Company purchased a majority interest in SuttonOnline, Inc. ("SuttonOnline") (http://www.suttononline.com) an online trading firm that offers individual investors, money managers and hedge funds, trade executions, level II software & data, internet service and training for online investors. SuttonOnline also provides brokerage firms the necessary tools to offer financial products via the internet.

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

5.       DISCONTINUED OPERATIONS

     The Company decided to sell its interest in Eastbrokers Beteiligungs AG and on June 14, 2000 entered into agreements with certain non-related entities to sell such subsidiaries for $27,500,000 consisting of equity securities valued at $2,000,000 and notes of $25,500,000. As of the date of sale, the foreign subsidiaries' net assets and costs of disposal were approximately $24,143,000.

     The disposal of Eastbrokers Beteiligungs AG has been accounted for as discontinued operations. Accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. The fiscal year end of the former European subsidiaries is December 31. Their financial information is included on the basis of a closing date that precedes the Company's closing date by three months.

                          GLOBAL CAPITAL PARTNERS, INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                   (UNAUDITED)

5.       COMMITMENTS AND CONTINGENCIES

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain information set forth in this report under this caption "Management's Discussion and Analysis or Plan of Operation" includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "budgeted", "anticipate", "project", "estimate", "expect", "may", "believe", "potential" and other similar statements are intended to be among the statements that are considered "forward looking" statements. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of the date hereof. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates,
(vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by us, (xi) significant and rapid changes in technology which could negatively affect our internet related projects and (xii) the risks and uncertainties set forth under the caption "Risk Factors" which appears in Item 1 of our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 (the "Report"). We undertake no obligation to release publicly any revisions to the forward looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

     This Form 10-QSB for the quarterly period ended June 30, 2000, makes reference to our Report. The Report includes information necessary or useful to an understanding of our businesses and financial statement presentations. We will furnish a copy of this Report upon request made directly to our headquarters at 6000 Fairview Road, Suite 1410, Charlotte, North Carolina 28210, telephone number (704) 643-8220 and facsimile number (704) 643-8097.

     We use the following terms of identification to simplify the presentation of information in this Prospectus. "GCAP and subsidiaries" refers to Global Capital Partners, Inc. and its subsidiaries. Global Capital Partners, Inc. is the issuer of the publicly traded common stock covered hereby. "We," "us," or "our" refer collectively to GCAP and its subsidiaries. The term SEC is sometimes used to simplify references to the U.S. Securities and Exchange Commission.



PLAN OF OPERATION

      GENERAL OVERVIEW

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

     Based on our current trends, we anticipate that our second quarter will be profitable. We remain committed to our mission of building, through acquisitions and strategic alliances, a highly successful, global, middle market, investment banking and securities firm.

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

   RESULTS OF OPERATIONS

     SEE Note 1 of the Notes to Consolidated Financial Statements for the Quarterly Period Ended June 30, 2000, for an explanation of the basis of presentation of the financial statements.

     For the quarterly period ended June 30, 2000, we generated consolidated revenues in the amount of $8,989,000, compared to $8,461,000, for the quarterly period ended June 30, 1999, as restated. Our total revenues for the quarterly period ended June 30, 2000, are higher than the previous periods due to increases in overall commission and trading revenue. Revenue for the quarterly period ended June 30, 2000, as compared to the prior year's quarter was also higher due to the inclusion of Global Capital Markets and Sutton Online. For the quarterly period ended June 30, 2000, EBI Securities generated approximately
$5,619,000 compared with revenue of approximately $8,293,000 from the same period of a year earlier. This decline is attributable to the overall decline in the financial markets during April and May 2000.

     We incurred total consolidated costs and expenses of $8,743,000, for the quarterly period ended June 30, 2000, compared to $8,324,000, for the quarterly period ended June 30, 1999, as restated. Total costs and expenses for the quarterly period ended June 30, 2000, are higher than the comparable period of the prior year due to the inclusion of Global Capital Markets and Sutton Online. For the quarterly period ended June 30, 2000, EBI Securities incurred costs and expenses of approximately $5,859,000 compared with costs and expenses of approximately $7,969,000 from the same period of a year earlier.

     We are reporting consolidated net income for the quarterly period ending June 30, 2000 of $2,454,000 compared to a consolidated net income of $457,000 for the comparable period of the prior year. The net income in the current year includes a one-time gain on the sale of our European operations of $2,060,000, net of taxes.

     On June 30, 2000, we had total assets of $50,243,000, and total liabilities of $9,567,000, compared to $29,400,000, and $10,471,000, respectively, on June
30, 1999, as restated.

     The cash flows for the quarterly period ended June 30, 2000 reflect the volatile nature of the securities industry and the reallocation of our assets indicative of a growing organization. Our statement of financial condition reflects a liquid financial position of cash and cash equivalents convertible to cash representing approximately 3 percent of total assets as of June 30, 2000.

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

      EMPLOYEES

     At June 30, 2000, we currently have approximately 450 full-time employees and 30 part-time employees. No employees are covered by collective bargaining agreements and we believe our relations are good with both our employees and our independent contractors and consultants.

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

                           PART II - OTHER INFORMATION

                                LEGAL PROCEEDINGS

     We and our subsidiaries are subject to several legal proceedings in various jurisdictions throughout the United States.

     EURO-AMERICAN INSURANCE COMPANY LTD., ET AL. V. NATIONAL FAMILY CARE LIFE INSURANCE COMPANY, ET AL., 191st Judicial District of Dallas County, Texas. In April, 1996, National Family Care Life Insurance Company commenced the above action against, among others, EBI Securities Corporation and Steve Signer, an employee of EBI Securities Corporation. In late 1994 or early 1995, National Family Care Life Insurance Company entered into an arrangement with Debenture Guaranty Corporation, another defendant in this litigation, whereby National Family Care Life Insurance Company lent money to Debenture Guaranty Corporation, and Debenture Guaranty Corporation opened an account in Debenture Guaranty Corporation's name to trade U.S. Treasuries. The note to National Family Care Life Insurance Company was in the amount by which the treasuries could be margined. This transaction was allegedly part of a scheme whereby National Family Care Life Insurance Company was attempting to inflate its assets for regulatory purposes. Debenture Guaranty Corporation allegedly misappropriated the funds for its own benefit. National Family Care Life Insurance Company alleged that EBI Securities Corporation and Mr. Signer aided, abetted and conspired with Debenture Guaranty Corporation in allegedly defrauding Plaintiff. National Family Care Life Insurance Company has reduced its damages demand from approximately $11,500,000 to $1,100,000. EBI Securities Corporation believes it has meritorious defenses and intends to vigorously defend against National Family Care Life Insurance Company's claims. The case is not presently scheduled for trial. EBI Securities Corporation has filed a motion for summary judgment.

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

     JACK G. LARSEN, AS RECEIVER FOR SOUTHWEST INCOME, TRUST ADVANTAGE INCOME TRUST AND INVESTORS TRADING TRUST V. COHIG AND ASSOCIATES, INC. ET AL., Maricopa County Superior Court, Arizona, Case No. CV 98-20281. Plaintiff commenced this action against EBI Securities Corporation and one of its brokers in December 1998 (and process was served on EBI Securities Corporation in January 1999) seeking damages in excess of $8 million dollars against EBI Securities Corporation as well as an accounting of funds allegedly in possession of EBI Securities Corporation. Plaintiff, who apparently has been appointed receiver for three trusts, alleges that customer accounts established at EBI Securities Corporation by third parties contained funds that actually belonged to the trusts, and that EBI Securities Corporation negligently failed to supervise its employees, in failing to determine that the third parties' trading activities, which allegedly resulted in significant trading losses, were in violation of the terms of agreements between the third parties and the Trusts. Plaintiff also contends that EBI Securities Corporation has in its possession and has wrongfully refused to return approximately $270,000 belonging to the trusts. This case is presently scheduled for trial in October, 2000. EBI Securities Corporation has filed a motion for summary judgment. EBI Securities Corporation believes that it has meritorious defenses and intends to vigorously defend against Plaintiff's claims.

     LEE SCHLESSMAN ET AL V. GLOBAL CAPITAL PARTNERS, INC. AND EBI SECURITIES CORPORATION, Denver County District Court, Colorado, Case No. 00 CV 1795. Plaintiffs commenced this action in April 2000, alleging that we unlawfully prepaid $1,350,000 of convertible secured promissory notes without affording the Plaintiffs the right to convert the notes into common stock. The notes were issued in March 1999, and entitled the holders to convert at a price of $5.75. We filed a registration statement covering the conversion, which was declared effective in August of 1999. In February 2000, we inquired as to whether the Noteholders intended to convert. When it was learned that they were not intending to convert, we prepaid the notes pursuant to their terms, thereby extinguishing the conversion privilege. The Noteholders have sued both Global Capital Partners, Inc. and EBI Securities Corporation, claiming that they have suffered damages as a result of not being entitled to convert and sell the common stock issued upon conversion. We have filed a motion to compel arbitration. We believe that we have meritorious defenses and intend to vigorously defend against Plaintiffs claims.

     In view of the inherent difficulty of predicting the outcome of such matters, we cannot predict the eventual outcome of pending matters against ourselves, EBI Securities Corporation or Global Capital Markets, LLC. We believe, based upon discussions with our counsel, that the outcome of such matters will not have a material adverse effect on the consolidated financial condition of our firm but may be material to our operating results for any particular period depending on the outcome of the matter and the level of our income for such period.

     In addition to the litigation described above, we, through our subsidiaries, are involved in various legal actions and claims arising in the ordinary course of business. We believe that each of such matters will be resolved without material adverse effect on our financial condition or operating results.

                    CHANGES IN SECURITIES AND USE OF PROCEEDS

                                      None

                          DEFAULTS ON SENIOR SECURITIES

                                      None

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                OTHER INFORMATION

                                      None

                        EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS

    EXHIBIT NO.        DESCRIPTION
  -------------        -----------------

       (27)            Financial Data Schedule (Electronic Filing Only).



     a. There were two reports on Form 8-K filed during the quarterly period ended June 30, 2000, incorporated by reference to the Current Reports on Form 8-K dated April 7, 2000 and June 29, 2000 (File No. 000-26202).

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

Dated:  August 15, 2000

                                INDEX TO EXHIBITS

      Exhibit No.        Description

      -----------        -----------------------

         (27)            Financial Data Schedule (Electronic Filing Only).