Form 10KSB/A
period 2000-03-31
GLOBAL CAPITAL PARTNERS INC
filed 2000-08-24
CIK 899627

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

                       ----------------------------------

                         Commission file number 0-26202

                          GLOBAL CAPITAL PARTNERS INC.
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

Transitional Small Business Disclosure Format:  Yes |_|   No |X|


================================================================================

                                EXPLANATORY NOTE

         This amended report is being filed to substitute the information required in Items 10, 11 and 12 of Part III contained in, and to include the conformed signature which was inadvertently omitted from, the registrant's Form 10-KSB/A No. 1 filed on July 31, 2000.

Item 10.  Executive Compensation

         The following Summary Compensation Table sets forth the compensation for the named executive officers of Global Capital Partners Inc. ("GCAP") for the fiscal years ended March 31, 2000, 1999 and 1998. No other executive officer had total annual salary and bonus during any such period equal to or greater than $100,000.

                                                           SUMMARY COMPENSATION TABLE


                                                                                         Long Term Compensation

                                                                        ----------------------------------------------------------
                                       Annual Compensation                          Awards                      Payouts
                          --------------------------------------------------------------------------------------------------------

           (a)               (b)         (c)        (d)        (e)           (f)             (g)         (h)          (i)

                                                                                         Securities
  Name and Principal                                      Other Annual    Restricted     Underlying     LTIP       All Other
       Position              Year      Salary      Bonus  Compensation Stock Awards($) Options/SARs(#) Payouts    Compensation
-------------------          ----      ------      -----  ------------ --------------- --------------- -------    ------------

Martin A. Sumichrast(1)      2000   $ 240,000    $ 120,000         --           --              --         --           --
 Chairman, President         1999   $ 175,000    $   --            --           --          75,000         --           --
 and Chief Executive         1998   $ 120,000    $  20,000         --           --              --         --           --
 Officer

Kevin D. McNeil(2)           2000   $ 120,000    $   5,000         --           --              --         --           --
 Chief Financial             1999   $  75,000    $  25,000         --           --          50,000         --           --
 Officer, Executive          1998   $  57,500    $  17,250         --           --              --         --           --
 Vice President of
 Finance, Treasurer, and
 Secretary

Ralph O. Olson (3)           2000   $  74,998        --     $  225,000          --              --         --           --
 Vice President, EBI
 Securities Corporation

------------------

(1)      Mr.  Sumichrast  became  Chairman  of the  Board,  President  and Chief
         Executive Officer of GCAP in December 1998, and was Vice Chairman of the Board since March 1997.

(2) Kevin D. McNeil became Executive Vice President and Secretary of GCAP in December 1998. He continues to serve as Chief Financial Officer and Treasurer.

(3)      Mr. Olson has been a non-officer  employee  since January 10, 2000. Mr.
         Olson is a Vice President of EBI Securities Corporation. On January 26,
         2000, Mr. Olson received 44,500 shares of our Common Stock as compensation for investment banking services provided to GCAP.


         Employment Agreements

         Effective as of January 1, 1999, we entered into an employment agreement with Martin A. Sumichrast which will expire on December 31, 2004, and will renew for a period of five years following the expiration date, unless notice to the contrary is given by either party. We also entered into an employment agreement, effective as of January 1, 1999, with Mr. McNeil, which will expire on December 31, 2002, unless notice to the contrary is given by either party. The annual salaries for Mr. Sumichrast and Mr. McNeil were initially fixed at $240,000 and $120,000, respectively, with any increases in salary during the term of their respective agreements to be determined by our Board. Messrs. Sumichrast and McNeil are each eligible to receive a quarterly performance bonus of up to 1 percent and 1/4 of 1 percent, respectively, of total revenue of GCAP in excess of $6,000,000 per quarter. As an inducement for entering into each of their respective employment agreements, we agreed to sell 200,000 shares and 50,000 shares at $3.50 and $3.00 per share of our Common Stock, respectively, to Mr. Sumichrast and Mr. McNeil, in exchange for each of Messrs. Sumichrast and McNeil issuing to GCAP a promissory note in the amount of $700,000 and $150,000, respectively, each bearing interest at an annual rate of 7 percent, and expiring on January 1, 2004 and January 1, 2002, respectively. Each employment agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in employee benefits applicable to our employees and executives, as well as for the use of an automobile and other fringe benefits commensurate with their duties and responsibilities and for benefits in the event of disability. Pursuant to each such employment agreement, employment may be terminated by us with cause or by the executive with or without good reason. Termination by us without cause or by the executive for good reason would subject us to liability for liquidated damages in an amount equal to the current salary of the terminated executive as of the date of termination and a pro rata portion of his prior year's bonus for the remaining term of the agreement, payable in equal monthly installments, without any set-off for compensation received from any new employment. In addition, the terminated executive would be entitled to continue to participate in and accrue benefits under all employee benefit plans and to receive supplemental retirement benefits to replace benefits under any qualified plan for the remaining term of the agreement to the extent permitted by law. Under the employment agreements, we are obligated to purchase insurance policies on the lives of Messrs. Sumichrast and McNeil. We will pay the premiums on these policies and would, upon the death of the employee, receive an amount equal to the premiums paid under the policy and the remaining proceeds would be paid to the employee's designated beneficiary. Additionally, we have a $l million key-person life insurance policy on Mr. Sumichrast and a $500,000 key-person life insurance policy on Mr. McNeil, in each case with GCAP as the beneficiary.

         Option/SAR Grants

         During the fiscal year ended March 31, 2000, there were no grants to any of the named executive officers of directors of options, stock appreciation rights or similar instruments.

         Option/SAR Exercises

         The following table provides information on stock options owned by named executive officers during the fiscal year ended March 31, 2000.


               Aggregated Option/SAR Exercises in Last Fiscal Year
                      And Fiscal Year-End Option/SAR Values



                                                                  Number of Securities      Value of Unexercised
                                                                 Underlying Unexercised         In-The-Money
                                                    Value        Options/SARs at FY-End       Options/SARs at
                              Shares Acquired     Realized          (#) Exercisable/       FY-End($) Exercisable/
           Name               on Exercise (#)       ($)              Unexercisable             Unexercisable
            (a)                    (b)              (c)                  (d)                        (e)
---------------------------- ------------------ -------------- --------------------------- -----------------------

Martin A. Sumichrast                 -                -                 0/75,000                     -
Kevin D. McNeil                      -                -                 0/50,000                     -
Ralph O. Olson                       -                -                    -                         -

         1996 Stock Option Plan

         At our annual meeting of stockholders held on December 10, 1996, the stockholders approved our 1996 Stock Option Plan, pursuant to which our officers, employees and directors and certain of our affiliates are eligible to be granted awards of stock options, stock appreciation rights and/or restricted stock. Pursuant to its terms, the plan shall be administered by a stock award committee, or, in the absence of such a committee, by the entire Board having the plenary authority to grant awards in any combination permitted under the plan, and to determine the terms and conditions of the awards.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information about shares of our Common Stock owned as of the Record Date by

o each person known by us to own beneficially more than five percent of GCAP's Common Stock,
o each of GCAP's officers and directors named on page 5 of this amendment, and
o all of GCAP's officers and directors as a group.

         Except as otherwise noted, the persons named in the table below do not own any other shares of our capital stock and have sole voting and investment power with respect to all shares beneficially owned by them. As of the Record Date, 10,460,839 shares of voting stock were outstanding, consisting solely of shares of our Common Stock.



                                                                                                  Percentage of
                                                                                Number of          Outstanding
       Name and Address (1)                    Position Held                  Shares Owned           Shares
  --------------------------------  ------------------------------------- ---------------------- ----------------

  Martin A. Sumichrast (2)          Chairman of the Board, President,
                                    Chief Executive Officer and Director          1,205,000              11.28%
  Kevin D. McNeil (3)               Executive Vice President,
                                    Secretary, Treasurer and Chief
                                    Financial Officer                               160,078               1.51%
  Ralph O. Olson                    Vice President, EBI Securities
                                    Corporation                                      69,000               *
  Dr. Lawrence Chimerine (4)        Director                                         12,500               *
  Michael Sumichrast, Ph.D.(4)      Director                                         12,500               *
  Paul F. McCurdy                   Director                                              0               *
  Frank Devine                      Director                                              0               *
  Belle Holdings, Inc.              Stockholder                                     740,000               6.81%
  Reid Breitman (5)                 Stockholder                                   1,967,500              18.81%
  Corona Corp.                      Stockholder                                   1,960,000              18.74%
  General Partners Beteiligungs
  AG                                Stockholder                                   1,128,500              10.79%
  All Officers and Directors as
  a group (7 persons)                                                             1,654,078              15.04%
--------------------
*        Less than 1 percent

         (1) Except as otherwise noted, c/o Global Capital Partners Inc., 6000 Fairview Road, Suite 1410, Charlotte, North Carolina 28210.
         (2) Includes (A) 740,000 shares of Common Stock owned by Belle Holdings, Inc., a Nevada corporation of which Mr. Sumichrast is sole officer, director and stockholder, (B) 240,000 shares of Common Stock owned by Mr. Sumichrast directly, (C) 75,000 shares of Common Stock issuable upon the exercise of options to purchase Common Stock and (D) 150,000 shares of Common Stock issuable upon the exercise of Class C Warrants to purchase Common Stock.
         (3) Includes (A) 50,000 shares of Common Stock issuable upon the exercise of options to purchase Common Stock and (B) 57,583 shares issuable upon exercise of Class C Warrants to purchase Common Stock.
         (4) Includes 7,500 shares of restricted Common Stock and 5,000 options to acquire shares of Common Stock.
         (5)      Includes  1,960,000  shares  indirectly  owned through  Corona
                  Corp.,   a   corporation   of  which  Mr.   Breitman  is  sole
                  stockholder, director and officer.

Item 12.  Certain Relationships and Related Transactions

         See "Executive Officer Compensation--Employment Agreements" on page 2 of this amendment, and see "Executive Officer Compensation-Option/SAR Grants" on page 3 for information concerning stock option grants to related persons.

         Prior to the sale of our European operations, we leased office space from General Partners Immobielenz (formerly Residenz Realbesitz AG) for our Vienna operations pursuant to a month-to-month lease. Under the terms of the lease, we incurred occupancy costs of approximately 1,200,000 Austrian Schillings (approximately $95,000 USD) in the fiscal year ended March 31, 1999. This property was sold in early 1999 and has thereafter not been owned by a related party. The terms of this lease were negotiated such that we were subject to occupancy expenses no greater than the current market rates. General Partners Immobielenz is a subsidiary of General Partners Beteiligungs, AG, an Austrian holding company and the beneficial owner of 1,462,920 shares of our Common Stock.

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

         As of December 31, 1998, Z.E. Beteiligungs AG, an approximately 25 percent-owned subsidiary of General Partners Beteiligungs AG, owned approximately 25 percent of UCP Beteiligungs AG, an Austrian holding company. UCP Beteiligungs AG, in turn, owns 27.7 percent of a Russian chemical company, UCP AOOT. Shares of UCP AOOT are listed over-the-counter on the Vienna Stock Exchange. WMP Bank AG is a market maker in the shares of UCP AOOT on the Vienna Stock Exchange. As of the close of the sale of our European operations, our relationship with Z.E. Beteiligungs AG ceased to exist.

         On January 1, 1999, Martin A. Sumichrast and Kevin D. McNeil purchased 70,000 and 32,583 Class C Warrants, respectively, from Eastbrokers North America, Inc., a subsidiary of GCAP, in each case for an amount equal to $0.25 per warrant. The warrants entitle Mr. Sumichrast and Mr. McNeil to each purchase one share of GCAP Common Stock at a price of $7.00 per share. Payment for the warrants was in the form of unsecured promissory notes, with one-year terms and interest accruing at 8 percent. We have extended the terms of the notes for an additional year.

         Effective January 1999, Jay R. Schifferli, a former partner at the law firm of Kelley Drye & Warren LLP, became a director of GCAP, and effective July 2000, Paul F. McCurdy, also a partner at Kelley Drye & Warren LLP, became a director of GCAP to fill the vacancy created upon Mr. Schifferli's resignation. GCAP paid legal fees in the amount of $268,562.71 to Kelley Drye & Warren LLP during the fiscal year ended March 31, 2000.

         In February 1999, Martin A. Sumichrast paid in full a note due in aggregate principal amount of $300,000 payable to GCAP in connection with his acquisition in September 1997 of 50,000 shares of GCAP Common Stock.

         On April 19, 1999, Mr. Sumichrast and Mr. McNeil purchased 80,000 and 25,000 Class C Warrants, respectively, from Eastbrokers North America, Inc., in each case for an amount equal to $0.25 per warrant. Each warrant entitles Mr. Sumichrast and Mr. McNeil to each purchase one share of GCAP Common Stock at a price of $7.00 per share. Payment for the warrants was in the form of unsecured promissory notes, with one-year terms and interest accruing at 8 percent. We have extended the terms of such notes for an additional year.

         In order to partially fund our acquisition of Global Capital Markets, LLC (formerly The JB Sutton Group, LLC) on November 8, 1999, Belle Holdings, Inc., a Nevada corporation of which Mr. Sumichrast is the sole director, officer and stockholder, entered into an agreement with GCAP pursuant to which it purchased 1,000,000 shares of our 10% Convertible Preferred Stock, Series A for $2.00 per share and a warrant to purchase up to 700,000 shares of GCAP Common Stock. In connection with these purchases, Mr. Sumichrast received an option to purchase up to an additional 1,000,000 shares of preferred stock. The preferred stock was convertible from time to time into shares of GCAP Common Stock on a 1:1 basis. On the same date, Belle Holdings, Inc. entered into an agreement with Corona Corp., a Nevada corporation, pursuant to which Belle Holdings, Inc. sold to Corona Corp. a $1 million note convertible at any time and from time to time into shares of preferred stock owned by Belle Holdings, Inc. on a .35:1 basis and a warrant to purchase up to 490,000 shares of our Common Stock. In connection with this sale, Belle Holdings, Inc. gave Corona Corp. the option to purchase additional notes on the same terms as the initial $1 million note up to an aggregate principal amount of $1 million.

         On January 10, 2000, Belle Holdings, Inc. partially exercised its option and purchased 100,000 additional shares of preferred stock and, simultaneously, Corona Corp. partially exercised its option and purchased an additional note in the principal amount of $200,000.

         As of the date of the purchase agreement between Belle Holdings, Inc. and GCAP, each share of preferred stock subject to such agreement was entitled to one (1) vote on all matters submitted to our stockholders for their approval. As a further inducement to Belle Holdings, Inc. to invest in GCAP, we agreed to seek stockholder approval to increase the voting power of the preferred stock from one vote per share to four votes per share in order that the preferred stock holders would obtain control of approximately 39% of the voting power of our capital stock entitled to vote on all matters submitted to stockholders for approval, rather than the approximately 14% of the voting power they would have had without such approval. These terms were negotiated by Corona Corp., whose purchase price of the convertible notes was used by Belle Holdings, Inc. to purchase the preferred stock and warrants under the agreement, as a condition precedent to the investments by Corona Corp., having contemplated that Mr. Sumichrast would participate in Belle Holdings, Inc. in order to more fully align the interests of our management with those of our stockholders. Subsequent to stockholder approval of the increase in voting power of the preferred stock, NASDAQ informed us that their listing guidelines prohibit designating any class of security with a higher voting right than any other class. Additionally, NASDAQ informed us that pursuant to certain other listing requirements, the initial $2.00 price per share of our preferred stock had to be increased to $2.0625 per share, the closing price on November 8, 1999. Accordingly, on January 31, 2000, we modified our agreement with the holders of, and negotiated the acceleration of the conversion of all shares of, our preferred stock and the exercise of all warrants held by Belle Holdings. Inc. In consideration for these changes, on January 31, 2000 we sold to Belle Holdings, Inc., in exchange for a $375,000 note due July 1, 2001 and bearing interest at a rate of 8% per annum, a Class D Warrant to purchase up to 1,500,000 shares of GCAP Common Stock at a price of $5.50 per share, exercisable as of July 1, 2001 and expiring December 31, 2005. Holders of these warrants have certain anti-dilution protections and are entitled to piggyback registration rights after July 1, 2001. On the same date, Belle Holdings, Inc. sold to each of Corona Corp. and a third-party Class D Warrants to purchase up to 900,000 and 200,000 shares of GCAP Common Stock, respectively. In further consideration of these changes, on March 31, 2000, Belle Holdings, Inc. transferred 70,000 shares of Common Stock to Corona Corp.

         On March 31, 2000, Corona Corp. exercised the remaining portion of its option and purchased an additional note in principal amount of $1.8 million. On this date, Corona Corp. also converted all notes it had purchased from Belle Holdings, Inc. in aggregate principal amount of $4 million, thereby receiving 1,400,000 shares of preferred stock, converted the 1,400,000 shares of preferred stock, receiving thereby 1,400,000 shares of Common Stock, and exercised its warrant, receiving thereby 490,000 shares of Common Stock. Simultaneously, Belle Holdings, Inc. exercised the remaining portion of its option and purchased from GCAP 900,000 shares of preferred stock. On the same date, Belle Holdings, Inc. converted 600,000 of these shares, receiving thereby 600,000 shares of Common Stock, transferred the remaining 1,400,000 shares of the preferred stock to Corona Corp. upon conversion of the $3 million in notes and exercised its warrant, thereby receiving an additional 210,000 shares of GCAP Common Stock.

         On January 26, 2000, Ralph O. Olson, a non-employee officer of GCAP and a Vice President of its wholly-owned subsidiary EBI Securities Corporation, received 44,500 shares of Common Stock granted under the 1996 Stock Option Plan, as amended, as compensation for investment banking services provided to GCAP.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              GLOBAL CAPITAL PARTNERS INC.
                      (Registrant)

     By:   /s/ Martin A. Sumichrast                         July 31, 2000
     ----------------------------------------------        ----------------
                  Martin A. Sumichrast                          Date
Chairman, Chief Executive Officer, President and Director

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 GLOBAL CAPITAL PARTNERS INC.
                         (Registrant)

        By:      /s/ Kevin D. McNeil                         August 24, 2000
        ----------------------------------------------      -----------------
                        Kevin D. McNeil                           Date
 Executive Vice President, Treasurer, Chief Financial
                   Officer and Secretary