Form 10QSB
period 2000-09-30
GLOBAL CAPITAL PARTNERS INC
filed 2000-11-14
CIK 899627

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

                For the quarterly period ended September 30, 2000

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

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on November 10, 2000, was 10,460,839.

===============================================================================

                          GLOBAL CAPITAL PARTNERS INC.

                                                                            Page

PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
       Historical Financial Statements

           Consolidated Statement of Financial Condition
              as of September 30, 2000.....................................   2
           Consolidated Statements of Operations
              Quarterly and Six Month Periods
                Ended September 30, 2000 and 1999..........................   3
           Consolidated Statements of Cash Flows
              Six Month Periods Ended September 30, 2000 and 1999..........   4
           Notes to Consolidated Financial Statements .....................   5
    Item 2. Management's Discussion and Analysis or Plan of Operation .....  11

PART II -- OTHER INFORMATION
    Item 1. Legal Proceedings..............................................  20
    Item 2. Changes in Securities and Use of Proceeds......................  21
    Item 3. Defaults Upon Senior Securities................................  21
    Item 4. Submission of Matters to a Vote of Security Holders............  21
    Item 5. Other Information..............................................  21
    Item 6. Exhibits and Reports on Form 8-K ..............................  22
    Signature .............................................................  23


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GLOBAL CAPITAL PARTNERS INC.

                            (A Delaware Corporation)

                 Consolidated Statement of Financial Condition

                      (In thousands, except share amounts)


                                                                                            September 30,
                                                                                          ----------------
                                                                                                2000
                                                                                          ----------------
                                                                                            (Unaudited)
ASSETS

     Cash and cash equivalents                                                            $           598
     Receivables
        Broker dealers                                                                              3,112
        Other                                                                                       2,045
     Securities owned, at value                                                                    11,520
     Notes receivable                                                                              25,500
     Furniture and equipment, at cost (net of accumulated depreciation
        and amortization of $817)                                                                   1,830
     Deferred income taxes                                                                            303
     Goodwill, net                                                                                  3,362
     Other assets and deferred amounts                                                                938
                                                                                          ----------------

           Total Assets                                                                   $        49,181
                                                                                          ================



LIABILITIES AND SHAREHOLDERS' EQUITY
     Employee compensation and related taxes                                              $         1,946
     Securities sold not yet purchased, at value                                                      250
     Accounts payable and accrued expenses                                                          4,448
     Other liabilities and deferred amounts                                                           957
                                                                                          ----------------

                                                                                                    7,601

     Long-term borrowings                                                                           2,500
                                                                                          ----------------

           Total liabilities                                                                       10,101
                                                                                          ----------------

     Minority interest in consolidated subsidiaries                                                  (139)
                                                                                          ----------------

     Commitments and contingencies

     Shareholders' equity
        Preferred stock; $.01 par value; 10,000,000 shares authorized; no shares
           issued and outstanding at September 30, 2000                                                -
        Common stock; $.05 par value; 25,000,000 shares authorized; 10,460,839
           shares issued and outstanding at September 30, 2000                                        523
        Paid-in capital                                                                            45,589
        Accumulated deficit                                                                        (5,476)
        Notes receivable - common stock and warrants                                               (1,417)
                                                                                          ----------------

           Total shareholders' equity                                                              39,219
                                                                                          ----------------

           Total Liabilities and Shareholders' Equity                                     $        49,181
                                                                                          ================



                See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.

                            (A Delaware Corporation)

                      Consolidated Statements of Operations

                    (In thousands, except per share amounts)


                                                                 For the Quarter                       For the Six Months
                                                               Ended September 30,                     Ended September 30,
                                                       ------------------------------------    ------------------------------------
                                                             2000                1999                2000                1999
                                                       ----------------    ----------------    ----------------    ----------------
                                                                            (As Restated)                           (As Restated)
                                                                    (Unaudited)                             (Unaudited)
Revenues
     Commissions                                       $         6,492     $         3,372     $        12,198     $         8,976
     Investment banking                                          2,187                 667               2,821               1,752
     Interest and dividends                                        265                  62                 408                 122
     Principal transactions, net
        Trading                                                   (567)                277                 479               1,265
        Investment                                                 (20)              1,628                 874               1,668
     Other                                                         305                 778                 872               1,462
                                                       ----------------    ----------------    ----------------    ----------------

           Total revenues                                        8,662               6,784              17,652              15,245
                                                       ----------------    ----------------    ----------------    ----------------

Costs and expenses
     Compensation and benefits                                   6,048               3,979              11,420              10,074
     Brokerage, clearing, exchange fees and other                1,569                 451               2,922                 973
     General and administrative                                    761                 391               1,263                 806
     Occupancy                                                     542                 418                 957                 930
     Communications                                                299                 435                 645                 823
     Office supplies and expense                                   459                 119                 728                 231
     Consulting fees                                               303                 130                 584                 227
     Interest                                                       76                 161                 155                 281
     Depreciation and amortization                                 125                  72                 250                 135
                                                       ----------------    ----------------    ----------------    ----------------

           Total costs and expenses                             10,182               6,156              18,924              14,480
                                                       ----------------    ----------------    ----------------    ----------------
Income before benefit for income taxes and
     minority interest in earnings of subsidiaries              (1,520)                628              (1,272)                765

Benefit for income taxes                                            -                   -                  290                  -
Minority interest in earnings of subsidiaries                       28                  -                   74                  -
                                                       ----------------    ----------------    ----------------    ----------------

           Income from continuing operations                    (1,492)                628                (908)                765
                                                       ----------------    ----------------    ----------------    ----------------
Discontinued operations
     Income (loss) from discontinued operations                     -                 (293)               (189)                 27
     Gain on sale of discontinued operations                        -                   -                2,060                  -
                                                       ----------------    ----------------    ----------------    ----------------

           Income from discontinued operations                      -                 (293)              1,871                  27
                                                       ----------------    ----------------    ----------------    ----------------

Net income                                             $        (1,492)    $           335     $           963     $           792
                                                       ================    ================    ================    ================


Weighted average number of common shares outstanding
     Basic                                                  10,460,839           5,206,750          10,440,789           5,206,750
                                                       ================    ================    ================    ================

     Diluted                                                11,832,061           5,206,750          11,812,011           5,206,750
                                                       ================    ================    ================    ================
Income from continuing operations per share
     Basic                                             $         (0.14)    $          0.12     $         (0.09)    $          0.15
                                                       ================    ================    ================    ================

     Diluted                                           $         (0.13)    $          0.12     $         (0.08)    $          0.15
                                                       ================    ================    ================    ================
Income from discontinued operations per share
     Basic                                             $             -     $         (0.06)    $          0.18     $          0.01
                                                       ================    ================    ================    ================

     Diluted                                           $             -     $         (0.06)    $          0.16     $          0.01
                                                       ================    ================    ================    ================

Net income per common share
     Basic                                             $         (0.14)    $          0.06     $          0.09     $          0.15
                                                       ================    ================    ================    ================

     Diluted                                           $         (0.13)    $          0.06     $          0.08     $          0.15
                                                       ================    ================    ================    ================


                See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.

                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                 (In thousands)


                                                                                                     For the Six Month Period
                                                                                                        Ended September 30,

                                                                                               ------------------------------------
                                                                                                      2000               1999
                                                                                               -----------------  -----------------
                                                                                                                    (As restated)
                                                                                                           (Unaudited)
Cash flows from operating activities
     Net income (loss)from continuing operations                                               $          (909)    $           765
     Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities from continuing operations:
           Depreciation and amortization                                                                   250                 135
           Minority interest in earnings of subsidiaries                                                   (74)                  -
           Deferred taxes                                                                                 (290)                  -
           Other                                                                                           (94)                (26)
        Changes in operating assets and liabilities
           Receivables                                                                                   3,389               1,463
           Securities owned, at value                                                                   (2,209)             (1,860)
           Other assets                                                                                   (392)                286
           Employee compensation and related taxes                                                      (3,161)               (318)
           Securties sold, not yet purchased                                                                12                (755)
           Accounts payable and accrued expenses                                                         2,904                (182)
           Other liabilities                                                                               354                 564
                                                                                               ----------------    ----------------

Net cash provided by (used in) continuing operations                                                      (220)                 72

Net cash (used in) discontinued operations                                                              (1,319)             (2,215)
                                                                                               ----------------    ----------------

Net cash (used in) operating activities                                                                 (1,539)             (2,143)
                                                                                               ----------------    ----------------

Cash flows from investing activities
     Net proceeds from (payments for)
        Capital expenditures                                                                              (846)               (451)
                                                                                               ----------------    ----------------

Net cash (used in) investing activities                                                                   (846)               (451)
                                                                                               ----------------    ----------------

Cash flows from financing activities
     Net proceeds from (payments for)
        Issuance of common stock                                                                         1,079                  41
        Proceeds from borrowings                                                                             -               4,071
        Repayments of borrowings                                                                          (380)             (2,054)
                                                                                               ----------------    ----------------

Net cash provided by financing activities                                                                  699               2,058
                                                                                               ----------------    ----------------

Decrease in cash and cash equivalents                                                                   (1,686)               (536)

Cash and cash equivalents, beginning of period                                                           2,284                 712
                                                                                               ----------------    ----------------

Cash and cash equivalents, end of period                                                        $          598      $          176
                                                                                               ================    ================



Supplemental disclosure of cash flow information
     Cash paid for income taxes                                                                 $           -     $             -
                                                                                               ================   =================

     Cash paid for interest                                                                     $          155    $            281
                                                                                               ================   =================





                See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.

                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                   (UNAUDITED)

1.   INTERIM REPORTING

     The financial statements of Global Capital Partners Inc. and its U.S. subsidiaries (collectively, "Global Capital Partners" or the "Company") for the quarterly and six month periods ended September 30, 2000 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

     The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000 include accounting policies and additional information pertinent to an understanding of these interim financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include Global Capital Partners Inc. and its U.S. subsidiaries.

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

        FISCAL YEAR-END

     The  fiscal  year-end  of  Global  Capital  Partners  Inc.  and   its  U.S.
     subsidiaries is March 31.

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

                          GLOBAL CAPITAL PARTNERS INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                          GLOBAL CAPITAL PARTNERS INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                          GLOBAL CAPITAL PARTNERS INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                   (UNAUDITED)

3.   ACQUISITIONS

          GLOBAL  CAPITAL  SECURITIES  CORPORATION  (FORMERLY,   EBI  SECURITIES
        CORPORATION)

     In May 1998, the Company acquired all of the outstanding common stock of Cohig & Associates, Inc., a Denver, Colorado based investment banking and brokerage firm, in exchange for 445,000 unregistered shares of the Company's common stock and an agreement to advance $1,500,000 in additional working capital. Following the acquisition, the Company changed the name of Cohig & Associates, Inc. to EBI Securities Corporation. EBI Securities
     Corporation  has  since  changed  its  name to  Global  Capital  Securities
     Corporation. The Company intends to develop Global Capital Securities Corporation as the foundation to expand its U.S. based investment banking and brokerage presence. Global Capital Securities Corporation was the first U.S. acquisition targeting successful medium size investment banking and brokerage firms both domestically and internationally.

     Global Capital Securities Corporation is a full service brokerage firm specializing in providing investment advice and counsel to individuals and small to middle market institutions. At the present time, Global Capital Securities Corporation has approximately 200 licensed representatives. Global Capital Securities Corporation provides its brokerage clients with a broad range of traditional investment products and services. Global Capital Securities Corporation also strives to differentiate itself in the minds of investors and corporate finance clients through its commitment to a professional but personalized service, which not only sets it apart from the large firms, but also serves to develop long-term client relationships. Its trading department makes a market in approximately 100 securities which include its investment banking clients and those securities that its research department has identified as promising, small to middle-market, potentially high growth companies. Global Capital Securities Corporation's investment banking department operates with a single goal in mind: to enhance and develop the capital structures of small to middle market emerging growth companies through private placements, bridge financing, and public offerings which serves to enable the firm's corporate finance clients to capitalize on promising business opportunities, favorable market conditions, and/or late stage product development.

     Global Capital Securities Corporation is registered as a broker-dealer with the SEC and is licensed in 50 states and the District of Columbia. It is also a member of the National Association of Securities Dealers ("NASD")
     and the Securities Investor Protection Corporation ("SIPC"). Customer accounts are insured to $25 million under the SIPC excess insurance program. Global Capital Securities Corporation operates pursuant to the exemptive provisions of SEC Rule 15c3-3 (k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

     Global Capital Securities Corporation maintains its clearing arrangement with Fiserv Correspondent Services, Inc. ("Fiserv"), a subsidiary of Fiserv, Inc. (NASDAQ: FISV). Fiserv provides Global Capital Securities Corporation with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables Global Capital Securities Corporation to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base.

        GLOBAL CAPITAL MARKETS, LLC

     In November, 1999, The Company expanded its US investment banking and brokerage operations further with the acquisition of Global Capital Markets, LLC (formerly, The JB Sutton Group, LLC), a New York based brokerage and investment banking firm. Global Capital Markets has one main office with over 80 registered representatives. Global Capital Markets' primary focus is the operation of a retail brokerage firm serving individual investors with a full service approach. Global Capital Markets has also utilized its

                          GLOBAL CAPITAL PARTNERS INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                   (UNAUDITED)

3.   ACQUISITIONS (CONTINUED)

        GLOBAL CAPITAL MARKETS, LLC (CONTINUED)

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

     Global Capital Markets, LLC is currently in the process of transitioning its clearing arrangement from CIBC Oppenheimer, a division of CIBC World Markets Corp. to Fiserv Correspondent Services, Inc. as part of the consolidation of our brokerage operations. It also maintains an additional relationship with Penson Financial Services Inc., a division of Service Asset Management Company. Fiserv Correspondent Services, Inc. provides Global Capital Markets, LLC with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables Global Capital Markets, LLC to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base. Service Asset Management Company provides similar services as Fiserv, but it is utilized by Global Capital Markets, LLC for the online customer accounts using the Sutton Online, Inc. trading system.

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

                          GLOBAL CAPITAL PARTNERS INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                   (UNAUDITED)

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

     This Form 10-QSB for the quarterly and six month periods ended September 30, 2000, makes reference to our Report. The Report includes information necessary or useful to an understanding of our businesses and financial statement presentations. We will furnish a copy of this Report upon request made directly to our headquarters at 6000 Fairview Road, Suite 1410, Charlotte, North Carolina 28210, telephone number (704) 643-8220 and facsimile number (704) 643-8097.

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

     In May 1998, we made a significant step in our roll-up strategy in the United States through the acquisition of all of the outstanding common stock of Cohig & Associates, Inc., a Denver, Colorado based investment banking and brokerage firm. The former Cohig & Associates, Inc. is currently operating as Global Capital Securities Corporation.

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

     In November 1999, we purchased one-hundred percent of the outstanding ownership interests of Global Capital Markets, LLC (then, The JB Sutton Group,
LLC), a New York based investment banking and brokerage firm in exchange for 700,000 unregistered shares of our common stock and an agreement to provide $1,500,000 in additional working capital to that firm. Following the acquisition, we changed the name from The JB Sutton Group, LLC to Global Capital Markets, LLC. We are currently in the process of consolidating the operations of Global Capital Securities Corporation and Global Capital Markets. We believe we will realize cost savings from economies of scale which may further enable us to eliminate duplicate costs and maximize our capital resources. After this consolidation, we will then operate a single U.S.-based broker-dealer with 17 offices and over 300 registered representatives.

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

     We anticipate that our acquisitions of Global Capital Securities Corporation and Global Capital Markets are the beginning of a series of acquisitions targeting other successful medium size investment banking and brokerage firms both domestically and internationally. We believe that our current organizational structure as an entrepreneurial and international publicly-traded company will be particularly appealing to potential acquisition candidates.

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

   GLOBAL CAPITAL SECURITIES CORPORATION (FORMERLY, EBI SECURITIES CORPORATION)

     Global Capital Securities Corporation operates 16 retail brokerage offices in 15 cities across the United States. These offices include 6 company-owned branches, and 10 franchise branches employing over 250 people. Global Capital Securities Corporation is a registered broker-dealer with the SEC and is licensed in 50 states and the District of Columbia. It is also a member of the NASD and the Securities Investor Protection Corporation ("SIPC"). Customer accounts are insured to $100 million under the SIPC excess insurance program. Global Capital Securities Corporation Corporation operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis. Since its inception, Global Capital Securities Corporation has participated in the underwriting and/or co-underwriting of over $500 million in initial and secondary equity and debt offerings for over 50 public U.S. companies.

     Global Capital Securities Corporation maintains its clearing arrangement with Fiserv Correspondent Services, Inc., a subsidiary of Fiserv, Inc. (NASDAQ:FISV). Fiserv Correspondent Services, Inc. provides Global Capital Securities Corporation with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables Global Capital Securities Corporation to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base.

     Global Capital Securities Corporation operates primarily as a full-service retail brokerage firm focusing on individual investors. It additionally maintains and conducts corporate finance, proprietary research and trading activities. Global Capital Securities Corporation provides its brokerage clients with a broad range of traditional investment products and services. Global Capital Securities Corporation also strives to establish itself with investors and corporate finance clients through its commitment to a professional but personalized service. Its investment banking department's mission is to enhance and develop the capital structures of small to middle-market emerging growth companies through private placements, bridge financing, and public offerings in order to enable our corporate finance clients to capitalize on promising business opportunities, favorable market conditions and/or late stage product development. Global Capital Securities Corporation is also active in the public finance area with offerings of public and private debt securities. This activity is also complemented by a bond trading department that focuses on government, municipal and corporate debt obligations.

     Global Capital Securities Corporation is constantly seeking new opportunities to create additional revenue sources and cost savings. The potential result is increased internal growth, which complements our external growth through acquisitions. Several initiatives that Global Capital Securities Corporation has undertaken follow:

     1. FIXED INCOME. In December 1998, Global Capital Securities Corporation added a fixed income department. This group is responsible for the underwriting, trading, retail distribution and research of government, municipal and corporate bonds. This group adds an additional profit center to the retail, corporate finance and equity trading divisions and also has created synergies with the other departments. As Global Capital Securities Corporation works to broaden the product base of its financial consultants and their customers, the fixed income department creates or locates new product through underwritings or independent research ideas. Additionally, the fixed income department allows Global Capital Securities Corporation's corporate finance to capture business that would not have been previously available.

     2. ASSET ALLOCATION. Global Capital Securities Corporation has developed an in-house asset allocation program to augment the efforts of our financial consultants. This in-house system was developed utilizing industry software which, along with additional marketing materials, is customized for our use. This approach represents an investment strategy which is based on a Nobel Prize winning study called "Modem Portfolio Theory," the basis of which is that people can create "optimal"-risk-vs.-return portfolios by mixing varying amounts of different asset classes according to their correlation to one another. Many market studies suggest that asset allocation rather than individual investment selection accounts for over 90 percent of a typical portfolio's returns. We concur with this notion, and as a result, are educating our financial consultants to utilize the program. The results have been very favorable and we have found this approach to be an effective tool for gathering more assets. Global Capital Securities Corporation believes that the new communication systems that are being implemented and which will be available at the desk top level will enhance our financial consultant's ability to utilize the asset allocation model.

     3. MANAGED MONEY. In keeping with the changes in the securities industry, Global Capital Securities Corporation is actively entering the field of managed-money and wrap-fee compensation arrangements in place of the more traditional fee-per-transaction approaches. In short, the managed money approach charges the client a flat annual percentage of the money managed rather than a fee for each transaction. Many people believe that this approach better aligns the investment advisor's goals with that of the client. This approach requires some additional accounting and registration procedures, both of which have been implemented by Global Capital Securities Corporation and its applicable business partners. Global Capital Securities Corporation intends to hire additional financial consultants with managed money experience in addition to actively re-educating our existing financial consultants.

     4. RETAIL EXPANSION. During this fiscal year, Global Capital Securities Corporation has focused on filling its existing offices in order to improve efficiencies. In addition, Global Capital Securities Corporation has been working to integrate the operations of Global Capital Markets into its brokerage structure.

However, due to recent severe correction in the over-the-counter US equity markets, several of the competitors of Global Capital Securities Corporation have ceased business. As a result, numerous opportunities have arisen that may result in the expansion into several additional markets. We are actively pursuing these opportunities to continue the expansion of our operations.

   GLOBAL CAPITAL MARKETS, LLC (FORMERLY, THE JB SUTTON GROUP, LLC)

     Global Capital Markets, LLC operates from a single location with over 80 financial consultants. Similar to Global Capital Securities Corporation Corporation, Global Capital Markets, LLC operates primarily as a retail brokerage firm focusing on individual investors. In addition, Global Capital Markets, LLC augments its product offerings through its corporate finance and trading activities. Global Capital Markets, LLC provides its retail clients with a broad range of traditional and progressive investment products and services.

     Global Capital Markets, LLC is a registered broker dealer with the SEC and a member of the NASD and the SIPC. Global Capital Markets, LLC operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

     Global Capital Markets, LLC is currently in the process of transitioning its clearing arrangement from CIBC Oppenheimer, a division of CIBC World Markets Corp. to Fiserv Correspondent Services, Inc. as part of the consolidation of our brokerage operations. It also maintains an additional relationship with Penson Financial Services Inc., a division of Service Asset Management Company. Fiserv Correspondent Services, Inc. provides Global Capital Markets, LLC with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables Global Capital Markets, LLC to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base. Service Asset Management Company provides similar services as Fiserv, but it is utilized by Global Capital Markets, LLC for the online customer accounts using the Sutton Online, Inc. trading system.

   SUTTON ONLINE INC. (FORMERLY, SUTTON ONLINE, LLC)

     Since our November 1999 acquisition of Sutton Online, Inc., Sutton Online, Inc. has focused its efforts on hiring key personnel, building its infrastructure, and establishing strategic alliances. It has also expanding its product offerings which has served to increase the volume of its business.

     In January 2000, Sutton Online, Inc. signed an agreement with ECN Access Europe, S.A. to provide our trading platform to its customers for the purpose of routing trades in U.S. stocks by European institutional investors through our system. After delays in the direct digital order routing system implemented by ECN Access Europe, S.A., Sutton Online, Inc. has begun the route orders for ECN Access Europe.

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

     In October 2000, Sutton Online signed an agreement with GlobalNetFinancial.com, Inc., (NASDAQ: GLBN / LSE: GLFA) to launch their second-generation online trading platform for U.S. securities. GlobalNetFinancial's trading platform, which includes the Sutton Online System, will be a joint venture between Global Capital Partners' brokerage division and Dalton Kent Securities, GlobalNetFinancial's recently acquired broker-dealer subsidiary. Under the terms of the joint venture agreement, Global Capital Partners' brokerage division will service the customer accounts. This platform will be marketed through GlobalNetFinancial's network of thirteen financial content sites, including UK-iNvest.com. UK-iNvest.com was recently selected by Forbes.com as a BEST OF THE WEB FOR INTERNATIONAL INVESTMENT websites in its September, 2000 issue. As a result of traffic alliances with Internet Service Providers such as Freeserve, Scandinavia Online and World Online, as well as wireless and interactive TV providers such as BT's Cellnet and Telewest, GlobalNet has access to over 27 million customers. During its quarter ended June 30, 2000, GlobalNet's network of financial content sites received 44.1 million page views. In addition to its trading platform, the system will offer a broad spectrum of trading applications, including:

          >> Web based trading for stocks, options and mutual funds including portfolio tools, watchlists, account information and transaction history; and

          >> Robust direct access trading platforms offered either with or without Level II, which provides instant order executions, dynamically changing multiple charts, direct access order routing, realtime quotes, stop loss orders and realtime account management.

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

   MONEYZONE.COM (FORMERLY, EBONLINEINC.COM)

     During 2000, MoneyZone.com's activities have been directed toward securing financing and developing, implementing and marketing an Internet site designed to facilitate mergers, acquisitions and the funding of corporate finance activities. In October 1999, MoneyZone.com completed its initial private placement of $2,200,000. Since January 2000, MoneyZone.com has concentrated on developing and expanding its business. In September 2000, MoneyZone raised additional capital through the sale of $2,500,000 of 6 percent convertible debentures.

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

   RESULTS OF OPERATIONS

     SEE Note 1 of the Notes to Consolidated Financial Statements for the Quarterly and Six Month Periods Ended September 30, 2000, for an explanation of the basis of presentation of the financial statements.

     For the quarterly period ended September 30, 2000, we generated consolidated revenues in the amount of $8,662,000, compared to $6,784,000, for the quarterly period ended September 30, 1999. For the six month period ended September 30, 2000, we generated consolidated revenues in the amount of $17,652,000 compared to $15,245,000 for the six month period ended September 30, 1999. The revenue for the quarterly and six month period ended September 30, 1999 includes the one time gain from the sale of a portion of our interest in MoneyZone of $925,000. After adjusting for the effects of these one time gains, our revenues were $5,859,000 for the quarterly period ended September 30, 1999 and $14,320,000 for the six month period ended September 30, 1999. Our total revenues for the quarterly and six month periods ended September 30, 2000, are approximately 48 percent and 23 percent higher, respectively, than the same periods from a year earlier due to the inclusion of Global Capital Markets and Sutton Online for the entire periods. However, due to the extremely volatile markets we have been experiencing, our proprietary trading department posted losses of over $1,000,000 for the quarter ended September 30, 2000. Because of this continued extreme volatility and the losses experienced, we have decided to reallocate a portion of our resources from proprietary trading to other areas of our business and reduce our exposure in this area.

     We incurred total consolidated costs and expenses of $10,182,000 and $18,924,000 for the quarterly and six month periods ended September 30, 2000 compared to $6,156,000 and $14,480,000 for the quarterly and six month periods ended September 30, 1999. Overall, our increases in costs and expenses at our US brokerage firms were primarily related to the increased production levels in our brokerage operations and the inclusion of Global Capital Markets and Sutton Online for the entire quarterly and six month periods ended September 30,

2000. We are pleased to note a significant reduction in our communications costs due to renegotiated contracts in which were initially implemented during 1999.

     We are reporting consolidated loss from continuing operations for the quarterly and six month periods ending September 30, 2000 of ($1,520,000) and ($1,272,000), respectively compared to consolidated income from continuing operations of $628,000 and $765,000 for the quarterly and six month periods ended September 30, 1999. The income from continuing operations for the quarterly and six month periods ended September 30, 1999 includes the one time gain from the sale of a portion of our interest in MoneyZone of $925,000. After adjusting for the effects of the one time gain from our sale of MoneyZone, our income from continuing operations were ($297,000) and ($160,000) for the quarterly and six month periods ended September 30, 1999, respectively. Our current period losses are primarily attributable to the proprietary trading losses sustained and costs and expenses associated with the expansion of our New York offices of approximately $550,000.

     We are reporting consolidated net income (loss) for the quarterly and six month periods ending September 30, 2000 of ($1,492,000) and $963,000, respectively compared to consolidated net income of $335,000 and $792,000 for the quarterly and six month periods ended September 30, 1999. The net income for the six months ended September 30, 2000 includes the one time gain on the sale of our European operations of $2,060,000, net of taxes. The net income for the quarterly and six month periods ended September 30, 1999 includes the one time gain from the sale of a portion of our interest in MoneyZone of $925,000.

     On  September  30,  2000,  we had total  assets of  $49,181,000,  and total
liabilities  of   $10,101,000,   compared  to   $28,320,000,   and   $8,752,000,
respectively, on September 30, 1999, as restated.

     The cash flows for the six month period ended September 30, 2000 reflect the volatile nature of the securities industry and the reallocation of our assets indicative of a growing organization. Our statement of financial condition reflects a liquid financial position of cash and cash equivalents convertible to cash representing approximately 1 percent of total assets as of September 30, 2000.

     We are subject to net capital and liquidity requirements. As of September 30, 2000, we were in excess of its minimum net capital and liquidity requirements.

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

   EMPLOYEES

     At September 30, 2000, we currently have approximately 450 full-time employees and 30 part-time employees. No employees are covered by collective bargaining agreements and we believe our relations are good with both our employees and our independent contractors and consultants.

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

     EURO-AMERICAN INSURANCE COMPANY LTD., ET AL. V. NATIONAL FAMILY CARE LIFE INSURANCE COMPANY, ET AL., 191st Judicial District of Dallas County, Texas. In April, 1996, National Family Care Life Insurance Company commenced the above action against, among others, Global Capital Securities Corporation and Steve Signer, an employee of Global Capital Securities Corporation. In late 1994 or early 1995, National Family Care Life Insurance Company entered into an arrangement with Debenture Guaranty Corporation, another defendant in this litigation, whereby National Family Care Life Insurance Company lent money to Debenture Guaranty Corporation, and Debenture Guaranty Corporation opened an account in Debenture Guaranty Corporation's name to trade U.S. Treasuries. The note to National Family Care Life Insurance Company was in the amount by which the treasuries could be margined. This transaction was allegedly part of a scheme whereby National Family Care Life Insurance Company was attempting to inflate its assets for regulatory purposes. Debenture Guaranty Corporation allegedly misappropriated the funds for its own benefit. National Family Care Life Insurance Company alleged that Global Capital Securities Corporation and Mr. Signer aided, abetted and conspired with Debenture Guaranty Corporation in allegedly defrauding Plaintiff. National Family Care Life Insurance Company has reduced its damages demand from approximately $11,500,000 to $1,100,000. Pursuant to a motion filed by Global Capital Securities Corporation for summary judgment, all claims other than a claim for negligence were dismissed. Global Capital Securities Corporation believes it has meritorious defenses and intends to vigorously defend against National Family Care Life Insurance Company's claims. The case is scheduled for trial in January 2001. Global Capital Securities Corporation intends to file an additional motion for summary judgment following the completion of the discovery process.

     Global Capital Securities Corporation also is involved in an arbitration proceeding related to the National Family Care Life Insurance Company litigation entitled NATIONAL FAMILY CARE LIFE INSURANCE CO. V. PAULI COMPANY, INC., ET AL., NASDR Case No. 96-02673 (the "Arbitration"). The Arbitration panel entered an award against Global Capital Securities Corporation in July 1998 in favor of third-party plaintiff Pauli & Company, Inc. of approximately $370,000, which was significantly below the initial award sought by Pauli & Company, Inc. of approximately $1,100,000. Global Capital Securities Corporation has filed a motion in the National Family Care Life Insurance Company litigation to vacate this award and plans to vigorously contest this award on appeal.

     LEE SCHLESSMAN ET AL V. GLOBAL CAPITAL PARTNERS, INC. AND EBI SECURITIES CORPORATION, Denver County District Court, Colorado, Case No. 00 CV 1795. Plaintiffs commenced this action in April 2000, alleging that we unlawfully prepaid $1,350,000 of convertible secured promissory notes without affording the Plaintiffs the right to convert the notes into common stock. The notes were issued in March 1999, and entitled the holders to convert at a price of $5.75. We filed a registration statement covering the conversion, which was declared effective in August of 1999. In February 2000, we inquired as to whether the Noteholders intended to convert. When it was learned that they were not intending to convert, we prepaid the notes pursuant to their terms, thereby extinguishing the conversion privilege. The Noteholders have sued both Global Capital Partners Inc. and Global Capital Securities Corporation, claiming that they have suffered damages as a result of not being entitled to convert and sell the common stock issued upon conversion. We have filed a motion to compel arbitration, which has been granted. As of this date, no arbitration claim has been made. We believe that we have meritorious defenses and intend to vigorously defend against Plaintiff's claims.

     In view of the inherent difficulty of predicting the outcome of such matters, we cannot predict the eventual outcome of pending matters against ourselves, Global Capital Securities Corporation or Global Capital Markets, LLC. We believe, based upon discussions with our counsel, that the outcome of such matters will not have a material adverse effect on the consolidated financial condition of our firm but may be material to our operating results for any particular period depending on the outcome of the matter and the level of our income for such period.

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

                                      None


                          DEFAULTS ON SENIOR SECURITIES

                                      None


               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 21, 2000, we held the 2000 Annual Meeting of Stockholders of Global Capital Partners Inc. (formerly Eastbrokers International Incorporated) ("Annual Meeting"). At this meeting, our Board of Directors submitted one proposed amendment to our 1996 Stock Option Plan. The Board of Directors also submitted proposals to the shareholders to elect two directors for a term of three years and to ratify the appointment of our independent auditors for the current fiscal year. The holders of 6,854,027 shares of stock entitled to vote, which constituted a quorum, were present at the annual meeting in person or by proxy. As of the record date, there were 10,460,839 shares issued and outstanding.

     Proposal No. 1 - Election of Directors. Two nominees, Michael Sumichrast, PhD and Paul F. McCurdy, Esq. were submitted to a vote of the shareholders. The nomination of Messr. Michael Sumichrast to serve as a director for a three year term was approved with 6,842,423 shareholders voting for the nomination and 11,649 votes were withheld for this nomination. The nomination of Messr. Paul F. McCurdy to serve as a director for a three year term was approved with 6,842,423 shareholders voting for the nomination and 11,649 votes were withheld for this nomination.

     Proposal No. 2 - Amendment to the Company's 1996 Stock Option Plan. An amendment was submitted to the shareholders to increase the number of shares available under the plan from 1,200,000 to 1,500,000. The required affirmative vote of sixty-six and two thirds percent of the votes received on this issue was met. 6,769,138 voted in favor of the proposal, 71,874 voted against the proposal, and 13,060 abstained from voting.

     Proposal No. 3 - Ratification of the Appointment of Auditors. The appointment of the accounting firm of Spicer, Jeffries & Co. for the fiscal year 2001 was confirmed by the shareholders. 6,836,548 voted in favor of the proposal, 11,115 voted against the proposal, and 6,409 abstained from voting.



                                OTHER INFORMATION

                                      None

                        EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

      EXHIBIT NO.        DESCRIPTION
     -------------       -----------------

          (27)           Financial Data Schedule (Electronic Filing Only).



     B. There were no reports on Form 8-K filed during the quarterly period ended September 30, 2000.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           GLOBAL CAPITAL PARTNERS INC.
                   (Registrant)



By             /s/ Kevin D. McNeil
  ----------------------------------------------
                  Kevin D. McNeil

        Executive Vice President, Treasurer,
       Secretary, and Chief Financial Officer
     (Principal Financial and Accounting Officer)

Dated:  November 14, 2000

                                INDEX TO EXHIBITS

      Exhibit No.        Description

      -----------        -----------------------

         (27)            Financial Data Schedule (Electronic Filing Only).