Form 10QSB
period 2000-12-31
GLOBAL CAPITAL PARTNERS INC
filed 2001-02-20
CIK 899627

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

                For the quarterly period ended December 31, 2000

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

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on February 14, 2001, was 10,630,839.

===============================================================================

                          GLOBAL CAPITAL PARTNERS INC.

                                                                            Page

PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
       Historical Financial Statements
           Consolidated Statement of Financial Condition
              as of December 31, 2000......................................   2
           Consolidated Statements of Operations
              Quarterly and Nine Month Periods
                Ended December 31, 2000 and 1999...........................   3
           Consolidated Statements of Cash Flows
              Nine Month Periods Ended December 31, 2000 and 1999..........   4
           Notes to Consolidated Financial Statements .....................   5
    Item 2. Management's Discussion and Analysis or Plan of Operation .....  11

PART II -- OTHER INFORMATION
    Item 1. Legal Proceedings..............................................  17
    Item 2. Changes in Securities and Use of Proceeds......................  18
    Item 3. Defaults Upon Senior Securities................................  18
    Item 4. Submission of Matters to a Vote of Security Holders............  18
    Item 5. Other Information..............................................  18
    Item 6. Exhibits and Reports on Form 8-K ..............................  19
    Signature .............................................................  20


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GLOBAL CAPITAL PARTNERS INC.

                            (A Delaware Corporation)

                 Consolidated Statement of Financial Condition

                      (In thousands, except share amounts)


                                                                                            December 31,
                                                                                          ----------------
                                                                                                2000

                                                                                          ----------------
                                                                                             (Unaudited)
ASSETS
     Cash and cash equivalents                                                            $           914
     Receivables
        Broker dealers                                                                              1,810
        Other                                                                                       2,969
     Securities owned, at value                                                                     3,141
     Notes receivable                                                                              25,500
     Furniture and equipment, at cost (net of accumulated depreciation
        and amortization of $XXX)                                                                   1,679
     Deferred income taxes                                                                             14
     Goodwill, net                                                                                  3,324
     Other assets and deferred amounts                                                              1,727
                                                                                          ----------------

           Total Assets                                                                   $        41,078
                                                                                          ================



LIABILITIES AND SHAREHOLDERS' EQUITY
     Short-term borrowings                                                                $         1,478
     Employee compensation and related taxes                                                          989
     Securities sold not yet purchased, at value                                                      171
     Accounts payable and accrued expenses                                                          4,178
     Other liabilities and deferred amounts                                                         1,216
                                                                                          ----------------
                                                                                                    8,032

     Long-term borrowings                                                                           2,083
                                                                                          ----------------

           Total liabilities                                                                       10,115
                                                                                          ----------------

     Minority interest in consolidated subsidiaries                                                  (448)
                                                                                          ----------------

     Commitments and contingencies

     Shareholders' equity
        Preferred stock; $.01 par value; 10,000,000 shares authorized; no shares
           issued and outstanding at December 31, 2000                                                 -
        Common stock; $.05 par value; 25,000,000 shares authorized; 10,630,839
           shares issued and outstanding at December 31, 2000                                         535
        Paid-in capital                                                                            46,026
        Accumulated deficit                                                                       (13,943)
        Notes receivable - common stock and warrants                                               (1,207)
                                                                                          ----------------

           Total shareholders' equity                                                              31,411
                                                                                          ----------------

           Total Liabilities and Shareholders' Equity                                     $        41,078
                                                                                          ================



                See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.

                            (A Delaware Corporation)

                      Consolidated Statements of Operations

                    (In thousands, except per share amounts)


                                                                 For the Quarter                       For the Six Months
                                                                Ended December 31,                     Ended December 31,
                                                       ------------------------------------    ------------------------------------
                                                             2000                1999                2000                1999
                                                       ----------------    ----------------    ----------------    ----------------
                                                                            (As Restated)                           (As Restated)
                                                                    (Unaudited)                             (Unaudited)
Revenues
     Commissions                                       $         3,882     $         7,181     $        16,080     $        16,157
     Investment banking                                          2,035                 725               4,855               2,477
     Interest and dividends                                        143                  67                 551                 188
     Principal transactions, net
        Trading                                                (   708)              1,064             (   229)              2,330
        Investment                                             ( 4,387)                828             ( 3,513)              2,496
     Other                                                         798                 565               1,670               2,028
                                                       ----------------    ----------------    ----------------    ----------------

           Total revenues                                        1,763              10,430              19,414              25,676
                                                       ----------------    ----------------    ----------------    ----------------

Costs and expenses
     Compensation and benefits                                   4,410               7,026              15,831              17,100
     Brokerage, clearing, exchange fees and other                2,178                 878               5,099               1,851
     General and administrative                                  1,775                 313               3,037               1,117
     Occupancy                                                     460                 423               1,417               1,353
     Communications                                                248                 537                 893               1,360
     Office supplies and expense                                   491                 143               1,219                 375
     Consulting fees                                               526                  86               1,110                 314
     Interest                                                       74                 179                 230                 461
     Depreciation and amortization                                  87                  75                 337                 210
                                                       ----------------    ----------------    ----------------    ----------------

           Total costs and expenses                             10,249               9,660              29,173              24,141
                                                       ----------------    ----------------    ----------------    ----------------
Income (loss) before benefit for income taxes and
     minority interest in earnings of subsidiaries             ( 8,486)                770             ( 9,759)              1,535

Benefit for income taxes                                       (   290)                892                  -                  892
Minority interest in earnings of subsidiaries                      309                 ( 3)                383             (     3)
                                                       ----------------    ----------------    ----------------    ----------------

           Income (loss) from continuing operations            ( 8,467)              1,659             ( 9,376)              2,424
                                                       ----------------    ----------------    ----------------    ----------------
Discontinued operations
     Income (loss) from discontinued operations                     -                   43             (   189)                 70
     Gain on sale of discontinued operations                        -                   -                2,060                  -
                                                       ----------------    ----------------    ----------------    ----------------

           Income (loss)from discontinued operations                -                   43               1,871                  70
                                                       ----------------    ----------------    ----------------    ----------------

Net income (loss)                                      $       ( 8,467)    $         1,702     $       ( 7,505)    $         2,494
                                                       ================    ================    ================    ================


Weighted average number of common shares outstanding
     Basic                                                  10,536,601           5,229,457          10,472,849           5,209,010
                                                       ================    ================    ================    ================

     Diluted                                                11,907,823           5,805,557          11,844,071           5,401,710
                                                       ================    ================    ================    ================
Income (loss) from continuing operations per share
     Basic                                             $         (0.80)    $          0.32     $         (0.90)    $          0.47
                                                       ================    ================    ================    ================

     Diluted                                           $         (0.71)    $          0.29     $         (0.79)    $          0.45
                                                       ================    ================    ================    ================
Income from discontinued operations per share
     Basic                                             $             -     $          0.01     $          0.18     $          0.01
                                                       ================    ================    ================    ================

     Diluted                                           $             -     $          0.01     $          0.16     $          0.01
                                                       ================    ================    ================    ================
Net income (loss) per common share
     Basic                                             $         (0.80)    $          0.33     $         (0.72)    $          0.48
                                                       ================    ================    ================    ================

     Diluted                                           $         (0.71)    $          0.30     $         (0.63)    $          0.46
                                                       ================    ================    ================    ================


                See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.

                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                 (In thousands)


                                                                                                     For the Nine Month Period
                                                                                                         Ended December 31,

                                                                                               ------------------------------------
                                                                                                      2000               1999
                                                                                               -----------------  -----------------
                                                                                                                    (As restated)
                                                                                                           (Unaudited)
Cash flows from operating activities
     Net income (loss)from continuing operations                                               $     (   9,376)    $         2,424
     Adjustments to reconcile net income (loss) to net cash (used in)
        operating activities from continuing operations:
           Depreciation and amortization                                                                   337                 210
           Minority interest in earnings of subsidiaries                                             (     383)                  3
           Deferred taxes                                                                                   -             (    892)
           Other                                                                                           117            (    143)
        Changes in operating assets and liabilities
           Receivables                                                                                   3,766                 220
           Securities owned, at value                                                                    6,169            (  3,039)
           Other assets                                                                              (   1,180)                129
           Employee compensation and related taxes                                                   (   4,118)                304
           Securties sold, not yet purchased                                                         (      67)           (    474)
           Accounts payable and accrued expenses                                                         2,633                 442
           Other liabilities                                                                               613                 728
                                                                                               ----------------    ----------------
Net cash (used in) continuing operations                                                             (   1,489)           (     88)

Net cash (used in) discontinued operations                                                           (   1,319)           (  3,474)
                                                                                               ----------------    ----------------

Net cash (used in) operating activities                                                              (   2,808)           (  3,562)
                                                                                               ----------------    ----------------

Cash flows from investing activities
     Net proceeds from (payments for)
        Capital expenditures                                                                         (     771)           (    511)
                                                                                               ----------------    ----------------

Net cash (used in) investing activities                                                              (     771)           (    511)
                                                                                               ----------------    ----------------

Cash flows from financing activities
     Net proceeds from (payments for)
        Issuance of common stock                                                                         1,528                 325
        Proceeds from borrowings                                                                         1,194               4,603
        Repayments of borrowings                                                                     (     513)           (  1,250)
                                                                                               ----------------    ----------------

Net cash provided by financing activities                                                                2,209               3,678
                                                                                               ----------------    ----------------

Decrease in cash and cash equivalents                                                                (   1,370)           (    395)

Cash and cash equivalents, beginning of period                                                           2,284                 712
                                                                                               ----------------    ----------------

Cash and cash equivalents, end of period                                                        $          914      $          317
                                                                                               ================    ================


Supplemental disclosure of cash flow information
     Cash paid for income taxes                                                                 $           -     $             -
                                                                                               ================   =================

     Cash paid for interest                                                                     $          230    $            461
                                                                                               ================   =================





                See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.

                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                   (UNAUDITED)

1.   INTERIM REPORTING

     The financial statements of Global Capital Partners Inc. and its subsidiaries (collectively, "Global Capital Partners" or the "Company") for the quarterly and nine month periods ended December 31, 2000 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

     The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000 include accounting policies and additional information pertinent to an understanding of these interim financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include Global Capital Partners Inc. and its subsidiaries.

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

         FISCAL YEAR-END

     The fiscal year-end of Global Capital Partners Inc. and its subsidiaries is March 31.

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

                          GLOBAL CAPITAL PARTNERS INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

                          GLOBAL CAPITAL PARTNERS INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        TRANSLATION OF FOREIGN CURRENCIES

     Assets and liabilities of operations in foreign currencies are translated at period end rates of exchange and the income statements are translated at weighted average rates of exchange for the period. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," gains or losses resulting from translating foreign currency financial statements, net of hedge gains or losses and their related tax effects, are reflected in cumulative translation adjustments, a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in net income.

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

                          GLOBAL CAPITAL PARTNERS INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

     Global Capital Securities Corporation is a full service brokerage firm specializing in providing investment advice and counsel to individuals and small to middle market institutions. Global Capital Securities Corporation provides its brokerage clients with a broad range of traditional investment products and services. Global Capital Securities Corporation also strives to differentiate itself in the minds of investors and corporate finance clients through its commitment to a professional but personalized service, which not only sets it apart from the large firms, but also serves to develop long-term client relationships. Its trading department makes a market in several different securities which include its investment banking clients and those securities that its research department has identified as promising, small to middle-market, potentially high growth companies. Global Capital Securities Corporation's investment banking department operates with a single goal in mind: to enhance and develop the capital structures of small to middle market emerging growth companies through private placements, bridge financing, and public offerings which serves to enable the firm's corporate finance clients to capitalize on promising business opportunities, favorable market conditions, and/or late stage product development.

     Global Capital Securities Corporation is registered as a broker-dealer with the SEC and is licensed in 50 states and the District of Columbia. It is also a member of the National Association of Securities Dealers ("NASD")
     and the Securities Investor Protection Corporation ("SIPC"). Customer accounts are insured to $25 million under the SIPC excess insurance program. Global Capital Securities Corporation operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

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

        GLOBAL CAPITAL MARKETS, LLC

     In November 1999, the Company expanded its US investment banking and brokerage operations further with the acquisition of Global Capital Markets, LLC (formerly, The JB Sutton Group, LLC), a New York based brokerage and investment banking firm. Global Capital Markets has one main office with over 80 registered representatives. Global Capital Markets' primary focus is the operation of a retail brokerage firm serving individual investors with a full service approach. Global Capital Markets has also utilized its corporate finance and trading activities to augment the services provided to its customer base. Global Capital Markets provides its retail clients with a broad range of traditional investment products and services.

     Global Capital Markets is registered as a broker-dealer with the SEC and a member of the NASD and the SIPC.

                          GLOBAL CAPITAL PARTNERS INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                   (UNAUDITED)

3.   ACQUISITIONS (CONTINUED)

        GLOBAL CAPITAL MARKETS, LLC (CONTINUED)

     Global Capital Markets operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

     Global Capital Markets has completed its transition of its clearing arrangement from CIBC Oppenheimer, a division of CIBC World Markets Corp. to Fiserv as part of the consolidation of our brokerage operations. It also maintains an additional relationship with Penson Financial Services Inc., a division of Service Asset Management Company. Fiserv provides Global Capital Markets with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables Global Capital Markets to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base. Service Asset Management Company provides similar services as Fiserv, but it is utilized by Global Capital Markets for the online customer accounts using the Sutton Online, Inc. trading system.

        SUTTON ONLINE

     In addition to our growing US investment banking a brokerage presence, the Company purchased a majority interest in SuttonOnline, Inc. ("SuttonOnline") an online trading firm that offers individual investors, money managers and hedge funds, trade executions, level II software & data, internet service and training for online investors. SuttonOnline also provides brokerage firms the necessary tools to offer financial products via the internet.

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

                          GLOBAL CAPITAL PARTNERS INC.

                            (A DELAWARE CORPORATION)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                   (UNAUDITED)

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

7.   SUBSEQUENT EVENTS

        CONVERTIBLE DEBENTURES

     Subsequent to December 31, 2000 and prior to the date of this filing, the holder of convertible debentures of our affilate, MoneyZone.com, exercised its right to convert their MoneyZone.com debentures into similar debentures of the Company.

     In this exchange, the Company issued a 5% convertible debenture in the principal amount of $3,000,000 and warrants to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $5.50 per share in exchange for a 6% convertible debenture of MoneyZone.com and warrants to purchase an aggregate of 250,000 shares of MoneyZone.com common stock at an exercise price of $4.00 per share.

     Pursuant to the terms of a registration rights agreement issued to the holder of the convertible debentures of the Company, a Registration Statement under the Securities Act of 1933 on Form S-3 relating to the registration of an aggregate of 2,092,063 shares of the Company's common stock, par value of $.05 per share, was filed on February 2, 2001. As of the filing date of this Quarterly Report on Form 10-QSB, this registration statement has not yet been declared effective.

        NEW CAPITAL

     Subsequent to December 31, 2000 and prior to the date of this filing, the Company has raised over $2.5 million in new capital through a combination of debt and equity transactions.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     Certain information set forth in this report under this caption "Management's Discussion and Analysis or Plan of Operation" includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "budgeted", "anticipate", "project", "estimate", "expect", "may", "believe", "potential" and other similar statements are intended to be among the statements that are considered "forward looking" statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date hereof. A variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in or implied by our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by us, (xi) significant and rapid changes in technology which could negatively affect our internet related projects and
(xii) the risks and uncertainties set forth under the caption "Risk Factors" which appears in Item 1 of our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 (the "Fiscal 2000 Form 10-KSB"). We undertake no obligation to release publicly any revisions to the forward looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

     This Form 10-QSB for the quarterly and nine month periods ended December 31, 2000, makes reference to our Fiscal 2000 Form 10-KSB. The Fiscal 2000 Form 10-KSB includes information necessary or useful to an understanding of our businesses and financial statement presentations. We will furnish a copy of our Fiscal 2000 Form 10-KSB upon request made directly to our headquarters at 6000 Fairview Road, Suite 1410, Charlotte, North Carolina 28210, telephone number
(704) 643-8220 and facsimile number (704) 643-8097.

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

     Our business strategy for European operations was to utilize our emerging market expertise in the areas of merchant banking, corporate finance, privatization and trading, in order to expand throughout Central and Eastern Europe. However, during 1998, we modified our business strategy for Europe, in response to an overall economic downturn that covered much of Central and Eastern Europe. This market downturn, which peaked in the summer of 1998, led to sharp decreases in stock markets worldwide, particularly in Central and Eastern Europe. In addition, due to falling prices, the overall liquidity throughout much of the region was significantly reduced. In order to minimize the negative effects on our financial operations, we reduced our work force in

     Austria and either closed or sold our operations in the Czech Republic, Hungary, Slovakia, Romania, Turkey, Russia, and Bulgaria. In 1999, we continued our restructuring program and closed our offices in Azerbaijan, Croatia and Kazakhstan. In Austria, Poland and Slovenia, we made significant changes in our management and cost structures. In 1999, we re-entered the Czech Republic through the purchase of a minority interest in Stratego Invest a.s., Prague.

     In March 1997, we expanded our brokerage operations into the United States through the acquisition of an existing New York-based broker dealer. In May 1998, we acquired all of the outstanding common stock of Cohig & Associates, Inc., a Denver, Colorado based investment banking and brokerage firm. The former Cohig & Associates, Inc. is currently operating as Global Capital Securities Corporation.

     In July 1999, we acquired approximately 48 percent of MoneyZone.com (formerly EBonlineinc.com) and thereafter launched www.moneyzone.com, a capital formation Internet portal that matches investors with entrepreneurs, and provided over $300,000 in initial development costs to MoneyZone.com. We subsequently disposed of approximately 600,000 shares of our MoneyZone.com common stock and currently own approximately thirty percent of MoneyZone.com's outstanding common stock. MoneyZone.com's common stock trades on the over-the-counter bulletin board under the symbol "MNZN."

     In November 1999, we purchased one-hundred percent of the outstanding ownership interests of Global Capital Markets, LLC (then, The JB Sutton Group,
LLC), a New York based investment banking and brokerage firm in exchange for 700,000 unregistered shares of our common stock and an agreement to provide $1,500,000 in additional working capital to that firm. Following the acquisition, we changed the name from The JB Sutton Group, LLC to Global Capital Markets, LLC. We have recently consolidated the operations of Global Capital Securities Corporation and Global Capital Markets. We believe we will realize cost savings from economies of scale which may further enable us to eliminate duplicate costs and maximize our capital resources.

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

     In May 2000, Sutton Online, Inc. announced the formation of a wholly owned subsidiary, Sutton Online Europe. Sutton Online Europe intends to develop and market online trading products and services to European clients. Sutton Online Europe, whose operations will be based in Germany, intends to utilize the professional-level online trading platform of Sutton Online, Inc. to execute trades in U.S. and European securities.

     In June 2000, Sutton Online Europe, acquired a majority interest in Total Online s.r.o., a Czech Republic based online trading software developer, and a minority interest in Total Solutions s.r.o., a Czech Republic based developer of front and back office financial management software solutions for financial institutions, investment companies and brokerages. Total Online develops software for advanced online trading systems that allows users to buy and sell securities on various worldwide exchanges. One of the products will be able to be used for trading on the New York, Prague, Vienna, Frankfurt and Amsterdam's AEX Exchanges, as well as Nasdaq.

     In June 2000, due to continued net operating losses and persistent net cash flow deficits, we sold our interest in Eastbrokers Beteiligungs AG and its subsidiaries for $27.5 million USD in equity securities and notes receivable. This disposition was reported on our Current Report on Form 8-K filed on June 29, 2000. We intend to utilize a portion of the proceeds from this sale to expand our U.S. brokerage operations and further the development and purchase of various strategic investment banking and brokerage operations in Western Europe, particularly in the rapidly growing German market. We intend to continue participating in the Eastern European markets through multiple fee-based franchise agreements with Eastbrokers Beteiligungs AG's operations in Poland, the Czech Republic and Slovenia.

     In December 2000, Global Capital Securities and Global Capital Markets completed the combination of their operations to eliminate redundant functions and to enhance the efficiency of our brokerage operations. Effective January 1, 2001, the combined company operates under the banner of Global Capital Securities.

     In December 2000, MoneyZone.com announced that it was exploring a range of strategic alternatives to enhance shareholder value, including the possibility of a sale or merger.

   GLOBAL CAPITAL SECURITIES CORPORATION (FORMERLY, EBI SECURITIES CORPORATION)

     Global Capital Securities operates 16 retail brokerage offices in 15 cities across the United States. These offices include 6 company-owned branches and 10 franchise branches employing over 400 people, of which approximately 275 are registered representatives. Global Capital Securities is a registered broker-dealer with the SEC and is licensed in 50 states and the District of Columbia. It is also a member of the NASD and the SIPC. Customer accounts are insured to $100 million under the SIPC excess insurance program. Global Capital Securities operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis. Since its inception, Global Capital Securities has participated in the underwriting and/or co-underwriting of over $500 million in initial and secondary equity and debt offerings for over 50 public U.S. companies.

     Global Capital Securities maintains its clearing arrangement with Fiserv Correspondent Services, Inc., a subsidiary of Fiserv, Inc. Fiserv Correspondent Services provides Global Capital Securities with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables Global Capital Securities to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base.

     Global Capital Securities operates primarily as a full-service retail brokerage firm focusing on individual investors. It also maintains and conducts corporate finance, proprietary research and trading activities. Global Capital Securities provides its brokerage clients with a broad range of traditional investment products and services. Global Capital Securities also strives to distinguish itself with investors and corporate finance clients through its commitment to professional but personalized service. Its investment banking department's mission is to enhance and develop the capital structures of small to middle-market emerging growth companies through private placements, bridge financing and public offerings in order to enable the firm's corporate finance clients to capitalize on promising business opportunities, favorable market conditions, and/or late stage product development. Global Capital Securities is also active in the public finance area with offerings of public and private debt securities. This activity is complemented by a bond trading department that focuses on government, municipal and corporation obligations.

     Global Capital Securities is constantly seeking new opportunities to create additional revenue sources and cost savings. The potential result is increased internal growth, which complements external growth through acquisitions. Several initiatives that Global Capital Securities has undertaken in this regard follow:

     1. Fixed Income. In December 1998, Global Capital Securities added a fixed income department. This group is responsible for the underwriting, trading, retail distribution and research of government, municipal and corporate bonds. This group adds an additional profit center to the retail, corporate finance and equity trading divisions and also has created synergies with the other departments. As Global Capital Securities works to broaden the product base of its financial consultants and their customers, the fixed income department creates or locates new product through underwritings or independent research ideas. Additionally, the fixed income department allows Global Capital Securities' corporate finance to capture business that would not have been previously available.

     2. Asset Allocation. Global Capital Securities has developed an in-house asset allocation program to augment the efforts of our financial consultants. This in-house system was developed utilizing industry software which, along with additional marketing materials, is customized for our use. This approach represents an investment strategy which is based on a Nobel Prize winning study called "Modem Portfolio Theory," the basis of which is that people can create "optimal"-risk-vs.-return portfolios by mixing varying amounts of different asset classes according to their correlation to one another. Many market studies suggest that asset allocation, rather than individual investment selection, accounts for over 90 percent of a typical portfolio's returns. We concur with this notion, and as a result, are educating our financial consultants to utilize the program. The results have been very favorable and we have found this approach to be an effective tool for gathering more assets. Global Capital Securities believes that the new communication systems that are being implemented and which will be available at the desk top level will enhance our financial consultants' ability to utilize the asset allocation model.

     3. Managed Money. In keeping with the changes in the securities industry, Global Capital Securities is actively entering the field of managed-money and wrap-fee compensation arrangements in place of the more traditional fee-per-transaction approaches. In short, the managed money approach charges the client a flat annual percentage of the money managed rather than a fee for each transaction. Many people believe that this approach better aligns the investment advisor's goals with that of the client. This approach requires some additional accounting and registration procedures, both of which have been implemented by Global Capital Securities and its applicable business partners. Global Capital Securities intends to hire additional financial consultants with managed money experience in addition to actively re-educating our existing financial consultants.

     4. Retail Expansion. Currently, Global Capital Securities is focusing on filling its existing offices in order to improve efficiencies. In addition, Global Capital Securities and Global Capital Markets have combined their brokerage businesses to form a single brokerage operation. Due to recent severe correction in the over-the-counter U.S. equity markets, several competitors of Global Capital Securities have ceased business. As a result, numerous opportunities have arisen that may result in the expansion into several additional markets. We are actively pursuing these opportunities to continue the expansion of our operations.

   GLOBAL CAPITAL MARKETS, LLC (FORMERLY, THE JB SUTTON GROUP, LLC)

     Effective January 1, 2001, Global Capital Markets and Global Capital Securities combined operations to create greater efficiencies and to eliminate redundant functions. We are continuing this process by undertaking an additional in-depth review to ascertain whether further streamlining is required. Prior to the combination of our brokerage operations, Global Capital Markets operated from a single location with over 80 financial consultants. Similar to Global Capital Securities, Global Capital Markets operated primarily as a retail brokerage firm focusing on individual investors. In addition, Global Capital Markets augmented its product offerings through its corporate finance and trading activities. Global Capital Markets provided its retail clients with a broad range of traditional and progressive investment products and services. Global Capital Markets is a registered broker dealer with the SEC and a member of the NASD and the SIPC. Global Capital Markets operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(ii) and clears all transactions with and for customers on a fully disclosed.

     Global Capital Markets transitioned its clearing arrangement from CIBC Oppenheimer, a division of CIBC World Markets Corp. to Fiserv Correspondent Services as part of the process of combining our brokerage operations. It also maintains an additional relationship with Penson Financial Services Inc., a division of Service Asset Management Company. Fiserv Correspondent Services provides Global Capital Markets with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables Global Capital Markets to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base. Service Asset Management Company provides similar services as Fiserv, but it is utilized by Global Capital Markets for the online customer accounts using the Sutton Online trading systems.

   SUTTON ONLINE INC. (FORMERLY, SUTTON ONLINE, LLC)

     Sutton Online is an online trading firm that offers trade executions, level II software and data, Internet service and training for online investors to individual investors, money managers and hedge funds. Sutton Online also provides brokerage firms the necessary tools to offer financial products via the Internet.

     Sutton Online has two principal products, SONIC 2000 and Web Based Trading application. SONIC 2000 is its flagship product, which provides the user with dynamic quotations on the NYSE, AMEX, and NASDAQ combined with instant trade routing to market makers and electronic communication networks. Its Web Based Trading system is an entry-level platform for the amateur online trader. Sutton Online has added an array of products to meet the needs of both retail and broker-dealer clients. Sutton Online now offers the following direct access software: SONIC 2000; RealTick III; the Terminator; the EZ Daytrader; and the

JTerminator. Each product targets a specific demographic profile, and has unique operating characteristics. Sutton Online is currently testing two proprietary filtering devices, the LiveWire Advisor and the Market Sweeper. Both of these products contain next-generation technology and have the ability to provide both visual and audio alerts.

   MONEYZONE.COM (FORMERLY, EBONLINEINC.COM)

     MoneyZone.com operates a website which provides five primary services to its customers: the ability to apply for a commercial loan from a network of more than 100 lenders; the ability to list a business for sale; the ability to post an equity funding request; search capabilities for professional service providers; and a business toolkit with resources for business owners.

     In December 2000, MoneyZone.com announced that it was exploring a range of strategic alternatives to enhance shareholder value, including the possibility of a sale or merger.

   RESULTS OF OPERATIONS

     SEE Note 1 of the Notes to Consolidated Financial Statements for the Quarterly and Nine Month Periods Ended December 31, 2000, for an explanation of the basis of presentation of the financial statements.

     REVENUES. For the quarterly period ended December 31, 2000, we generated consolidated revenues in the amount of $1,763,000, compared to $10,430,000, for the quarterly period ended December 31, 1999. For the nine month period ended December 31, 2000, we generated consolidated revenues in the amount of $19,414,000 compared to $25,676,000 for the nine month period ended December 31, 1999. The revenue for the nine month period ended December 30, 1999 includes the one time gain from the sale of a portion of our interest in MoneyZone of $1,950,000. After adjusting for the effects of these one time gains, our revenues were $8,480,000 for the quarterly period ended December 31, 1999 and $23,726,000 for the nine month period ended December 31, 1999. Our total revenues for the quarterly and nine month periods ended December 31, 2000, are lower, respectively, than the same periods from a year earlier due to declines in the market value of investment and trading securities of approximately $5.1 million.

     COSTS AND EXPENSES. We incurred total consolidated costs and expenses of $10,249,000 and $29,173,000 for the quarterly and nine month periods ended December 31, 2000 compared to $9,660,000 and $24,141,000 for the quarterly and nine month periods ended December 31, 1999. Overall, our increases in costs and expenses at our US brokerage firms were primarily related to the increased production levels in our brokerage operations and the inclusion of Global Capital Markets and Sutton Online for the entire quarterly and nine month periods ended December 31, 2000. Our current quarterly period costs and expenses included additional costs associated with negative equity customer accounts, one-time customer settlements, and costs associated with the combination of our two brokerage operations were approximately $1.7 million. However, our communications costs declined by $289,000 and $467,000 in the quarterly and nine month periods ended December 31, 2000, respectively, due to renegotiated contracts which were initially implemented during 1999.

     INCOME (LOSS) FROM CONTINUING OPERATIONS. Our consolidated loss from continuing operations for the quarterly and nine month periods ended December 31, 2000 was ($8,467,000) and ($9,376,000), respectively, compared to consolidated income from continuing operations of $1,659,000 and $2,424,000 for the quarterly and nine month periods ended December 31, 1999. The income from continuing operations for the quarterly and nine month periods ended December 31, 1999 includes the one time gain from the sale of a portion of our interest in MoneyZone of $1,950,000. After adjusting for the effects of the one time gain from our sale of MoneyZone, our income from continuing operations were ($291,000) and $474,000 for the quarterly and nine month periods ended December 31, 1999, respectively. Our current quarterly period losses are primarily related to declines in the market value of investment and trading securities of approximately $5.1 million and additional costs associated with negative equity customer accounts, one-time customer settlements, and costs associated with the combination of our two brokerage operations of approximately $1.7 million.

     NET INCOME (LOSS). Our consolidated net loss for the quarterly and nine month periods ended December 31, 2000 was ($8,467,000) and ($7,505,000), respectively, compared to consolidated net income of $1,702,000 and $2,494,000 for the quarterly and nine month periods ended December 31, 1999. The net income for the nine months ended December 31, 2000 includes the one time gain on the sale of our European operations of

$2,060,000, net of taxes. The net income for the quarterly and nine month periods ended December 31, 1999 includes the one time gain from the sale of a portion of our interest in MoneyZone of $1,950,000.

     On  December  31,  2000,  we had  total  assets of  $41,078,000,  and total
liabilities   of   $10,115,000,   compared  to  $35,565,000   and   $11,781,000,
respectively, on December 31, 1999, as restated.

     LIQUIDITY AND CAPITAL RESOURCES. The cash flows for the nine month period ended December 31, 2000 reflect the volatile nature of the securities industry and the reallocation of our assets indicative of a growing organization. Our statement of financial condition reflects a liquid financial position of cash and cash equivalents convertible to cash representing approximately 2 percent of total assets as of December 31, 2000.

     As a broker dealer in securities, we are subject to net capital and liquidity requirements. As of December 31, 2000, we were in excess of our minimum net capital and liquidity requirements. Periodically, we will acquire positions in securities on behalf of our clients. Certain of these investments may be characterized as relatively illiquid and potentially subject to rapid fluctuations in liquidity. We finance our operations primarily with existing capital and funds generated from our diversified operations and financing activities.

     In the opinion of our management, our existing capital and cash flow from operations will be adequate to meet our capital needs for at least the next 12 months in light of currently known and reasonably estimable trends. We are currently exploring our options with regards to additional debt or equity financing and there can be no assurance such financing will be available on commercially reasonable terms or at all. We recognize that with increased liquidity we may be better positioned to take advantage of potential opportunities in the markets where we maintains our operations. If we are unable to obtain any financing when needed, our business, financial condition and operating results would be materially and adversely affected. We are also currently evaluating financial and strategic options to increase stockholder value.

                           PART II - OTHER INFORMATION

                                LEGAL PROCEEDINGS

     EURO-AMERICAN INSURANCE COMPANY LTD., ET AL. V. NATIONAL FAMILY CARE LIFE INSURANCE COMPANY, ET AL., 191st Judicial District of Dallas County, Texas. In April 1996, National Family Care Life Insurance Company ("National Family Care") commenced the above action against, among others, Global Capital Securities
Corporation and Steve Signer, an employee of Global Capital Securities Corporation. In late 1994 or early 1995, National Family Care Life Insurance Company entered into an arrangement with Debenture Guaranty Corporation, another defendant in this litigation, whereby National Family Care Life Insurance Company lent money to Debenture Guaranty Corporation, and Debenture Guaranty Corporation opened an account in Debenture Guaranty Corporation's name to trade U.S. Treasuries. The note to National Family Care Life Insurance Company was in the amount by which the treasuries could be margined. This transaction was allegedly part of a scheme whereby National Family Care Life Insurance Company was attempting to inflate its assets for regulatory purposes. Debenture Guaranty Corporation allegedly misappropriated the funds for its own benefit. National Family Care Life Insurance Company alleged that Global Capital Securities Corporation and Mr. Signer aided, abetted and conspired with Debenture Guaranty Corporation in allegedly defrauding National Family Care. National Family Care Life Insurance Company reduced its damages demand from approximately $11,500,000 to $1,100,000. Pursuant to a motion filed by Global Capital Securities Corporation for summary judgment, all claims other than a claim for money had and received were dismissed. This final claim has been settled for $550,000.

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

     LEE SCHLESSMAN ET AL V. GLOBAL CAPITAL PARTNERS, INC. AND EBI SECURITIES CORPORATION, Denver County District Court, Colorado, Case No. 00 CV 1795. The plaintiffs commenced this action in April 2000, alleging that we unlawfully prepaid $1,350,000 of convertible secured promissory notes without affording the plaintiffs the right to convert the notes into common stock. The notes were issued in March 1999, and entitled the holders to convert at a price of $5.75. We filed a registration statement covering the conversion, which was declared effective in August 1999. In February 2000, we inquired as to whether the noteholders intended to convert. When it was learned that they were not intending to convert, we prepaid the notes pursuant to their terms, thereby extinguishing the conversion privilege. The noteholders have sued both Global Capital Partners Inc. and Global Capital Securities Corporation, claiming that they have suffered damages as a result of not being entitled to convert and sell the common stock issued upon conversion. We have filed a motion to compel arbitration, which has been granted. As of this date, no arbitration claim has been made. We believe that we have meritorious defenses and intend to vigorously defend against Plaintiff's claims.

     In view of the inherent difficulty of predicting the outcome of such matters, we cannot predict the eventual outcome of pending matters against ourselves, Global Capital Securities Corporation or Global Capital Markets, LLC. We believe, based upon discussions with our counsel, that the outcome of such matters will not have a material adverse effect on our consolidated financial condition but may be material to our operating results for any particular period depending on the outcome of the matter and the level of our income for such period.

     In addition to the litigation described above, we, through our subsidiaries, are involved in various legal actions and claims arising in the ordinary course of business. We believe that each of such matters will be resolved without material adverse effect on our financial condition or operating results.

                    CHANGES IN SECURITIES AND USE OF PROCEEDS

     In November 2000, an officer and an employee of our subsidiary, Global Capital Securities, each acquired 65,000 shares at a price of $3.00 per share.

     In each case, the issued shares were not registered under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) under the Securities Act and Regulation D promulgated thereunder.

                          DEFAULTS ON SENIOR SECURITIES

                                      None

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                OTHER INFORMATION

     As of September 15, 2000, we entered into a Convertible Debenture Purchase and Exchange Agreement with MoneyZone.com and Cortlandt Investors LLC. Pursuant to the purchase agreement, MoneyZone.com received gross proceeds of $2,500,000 from the issuance of (i) a 6% convertible and exchangeable debenture in the principal amount of $2,500,000 and (ii) warrants exercisable to purchase an aggregate of 250,000 shares of MoneyZone.com's common stock to Cortlandt.

     Simultaneously with the execution of the purchase agreement, we and Cortlandt entered into a Securities Exchange Agreement. Pursuant to the exchange agreement, we (i) granted Cortlandt the right, during the period commencing on January 16, 2001 and ending on March 15, 2001, to exchange any unconverted portion of Cortlandt's MoneyZone.com's debenture for our 5% convertible debenture in a principal amount equal to 120% of the then outstanding principal amount of the MoneyZone.com debenture and/or any unexercised portion of Cortlandt's MoneyZone.com warrants for warrants to purchase an aggregate of 50,000 shares of our common stock and (ii) agreed to enter into a registration rights agreement with Cortlandt on the date Cortlandt exercises its exchange right.

     On January 16, 2001, Cortlandt exercised its exchange right for the entire principal amount of the MoneyZone.com debenture, accrued interest and all of the MoneyZone.com warrants.

     Our 5% convertible debenture is due and payable on January 24, 2006 and may, at the option of the holder, be converted into shares of our common stock at a conversion price equal to the lesser of (i) 110% of the average of the closing bid prices, as reported on the principal exchange or electronic trading system on which the shares trade, for our common stock (the "Bid Prices") for the five trading days immediately preceding the date Cortlandt exercised its exchange right or (ii) 85% of the average of the lowest three Bid Prices during the eighteen trading days prior to the date of conversion, subject to anti dilution protection (the "Conversion Price"). We have the right to prepay the debenture at any time prior to April 17, 2001 for an amount equal to the greater of (i) 105% of the outstanding principal amount of the debenture plus accrued interest on the date of prepayment or (ii) the outstanding principal amount of the debenture plus accrued interest on the prepayment date divided by the Conversion Price multiplied by the closing bid price on the prepayment date. Our warrants are exercisable at any time prior to January 24, 2006 at an exercise price of $5.50 per share, subject to anti-dilution adjustments.

     Pursuant to the registration rights agreement, we agreed to file a registration statement with the Securities and Exchange Commission within 30 days of the exchange date, and to use our best efforts to have the registration statement declared effective as soon as possible, but in any event prior to 90 days after the exchange date. The purpose of this registration statement is to register resales of the shares of our common stock issuable upon conversion of the debenture and exercise of the warrants we issued in the exchange.

                        EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          None

     b.   Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarterly period ended December 31, 2000.

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

Dated:  February 20, 2001