Form 10KSB/A
period 2000-03-31
GLOBAL CAPITAL PARTNERS INC
filed 2001-11-07
CIK 899627

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                               FORM 10-KSB/A No. 3
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
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)

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

State issuer's revenues for its most recent fiscal year: $45,908,499

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the bid and ask price of such common equity on June 28, 2000 was approximately $43,750,000.

The total number of shares of the registrant's common stock, $.05 par value, outstanding on June 28, 2000 was 10,430,839

Transitional Small Business Disclosure Format: Yes |_|   No |X|

================================================================================

                                Explanatory Note

     The undersigned registrant hereby amends portions of Item 1, Description of
Business (Acquisitions and Dispositions During the Fiscal Year and Acquisitions
and Dispositions Subsequent to the Fiscal Year End), Item 6, Management's
Discussion and Analysis or Plan of Operation and Item 7, Financial Statements,
of its Form 10-KSB for the fiscal year ended March 31, 2000. The amendments effected hereby are to accurately report certain changes to the consolidated statements of financial condition, operations, cash flows, shareholders' equity and to notes 1, 2, 3, 5, 6, 9, 10, 12, 15, 16, and 17 of the notes to consolidated financial statements and to further clearly reflect the registrant's financial position for the fiscal year ended March 31, 2000.

                          GLOBAL CAPITAL PARTNERS, INC.

                              Index to Form 10-KSB

                                     PART I

                                     PART II

              Historical Financial Statements

                 Consolidated Statements of Changes in

Item   8.  Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosure.............................58

                                    PART III

Item   9.  Directors and Executive Officers, Promoters and Control

                                     PART I

Item 1. Description of Business

     Special Note Regarding Forward Looking Statements

     This Report contains forward-looking statements. These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "budgeted," "anticipate," "project,"
"estimate," "expect," "may," "believe," "potential" and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of July 3,
2000.

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

o    those risks and uncertainties set forth under the caption "Risk Factors" on page 9 and in Global Capital Partners, Inc. filings with the SEC.

     We undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

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

     The following section, "Developments," highlights our activities as we have both responded to and proactively anticipated changes in the markets in which we operate, and the sections in Item 6, Management's Discussion and Analysis, entitled "-- United States Operations" beginning on page 23 and "-- European
Operations" beginning on page 27 provided a more detailed description of our domestic and European operations, respectively.

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

     Our business strategy for European operations was to utilize our emerging market expertise in the areas of merchant banking, corporate finance, privatization and trading, in order to expand throughout Central and Eastern
Europe. However, during 1998, we modified our business strategy for Europe, in response to an overall economic downturn that covered much of Central and
Eastern Europe. This market downturn, which peaked in the Summer of 1998, led to sharp decreases in stock markets worldwide, particularly in Central and Eastern
Europe. In addition to falling prices, the overall liquidity throughout much of the region was significantly reduced. In order to minimize the negative effects on our financial operations, we reduced our work force in Austria and either closed or sold our operations in the Czech Republic, Hungary, Slovakia, Romania,
Turkey, Russia, and Bulgaria. In 1999, we continued our restructuring program and closed our offices in Azerbaijan, Croatia and Kazakhstan. In Austria, Poland
and Slovenia, we made significant changes in our management and cost structures.
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

     Acquisitions and Dispositions During the Fiscal Year

     In July 1999, we completed the merger of our majority owned subsidiary,
EBonlineinc.com, Inc. with and into CERX Venture Corporation. The name of the surviving corporation was later changed to MoneyZone.com. As a result of this transaction, we owned approximately 48 percent of MoneyZone.com. At the time of the merger, CERX Venture Corporation had approximately $1,000 in tangible net assets and EBonlineinc.com, Inc. had no tangible net assets. EBonlineinc.com,
Inc.'s only asset at that time was an idea that became the framework of the business plan for MoneyZone.com. Soon thereafter, MoneyZone.com launched
www.moneyzone.com, a capital formation Internet portal that matches investors with entrepreneurs. We advanced over $300,000 of the initial development costs to MoneyZone.com. These advances for the intial development costs were later repaid upon the completion of a private placement by MoneyZone.com. We subsequently disposed of approximately 600,000 shares of our MoneyZone.com common stock and presently own approximately thirty percent of MoneyZone.com's outstanding common stock. MoneyZone.com's common stock trades on the over-the-counter bulletin board under the symbol "MNZN."

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

     In November 1999, we also purchased fifty-five percent of the then issued and outstanding LLC membership interest in Sutton Online, LLC (now, Sutton
Online, Inc.) in exchange for 250,000 unregistered shares of our common stock and an agreement to advance $250,000 in additional working

capital to SuttonOnline, Inc. Sutton Online, Inc. is an online trading firm that offers trade routing, level II software and data, Internet service and training for online investors including individuals, hedge funds and money managers, and provides brokerage firms with the necessary tools to offer financial products via the Internet.

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

     In June 2000, Sutton Online Europe acquired a majority interest in Total
Online s.r.o. and a minority interest in Total Solutions s.r.o. in exchange for a combined total of 10 percent of the issued and outstanding shares of Sutton
Online Europe. At the time of this acquisition, Sutton Online Europe was a newly formed holding company and had only minimal value. There was no significant consideration paid or exchanged to acquire these interests.

     Total Online s.r.o. is a Czech Republic based online trading software developer and Total Solutions s.r.o. is a Czech Republic based developer of front and back office financial management software solutions for financial institutions, investment companies and brokerages. Total Online develops software for advanced online trading systems that allows users to buy and sell securities on various worldwide exchanges. One of the products will be able to be used for trading on the New York, Prague, Vienna, Frankfurt and Amsterdam's
AEX Exchanges, as well as Nasdaq.

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

     The SEC and other governmental authorities and self-regulatory organizations have the authority to institute administrative or judicial proceedings against any entity subject to their jurisdiction, and the officers and employees of any such entity. These proceedings may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the de-registration or suspension of a broker dealer, investment advisor or futures commission merchant, the statutory disqualification of its officers or employees or other adverse consequences, and, even if none of such actions is taken, could have a material adverse effect on our perceived creditworthiness, reputation and competitiveness. Customers of ours or others who allege that they have been damaged by our violation of applicable regulations also may seek to obtain compensation from us, including the reversal of any transactions with us.

     In addition to the existing laws and regulations affecting us, additional legislation and regulations, amendments to existing laws and regulations may be adopted in the future, or changes in interpretations or enforcement of existing laws and regulations may be adopted in the future. Any such event could directly affect our manner, operation, and profitability.

     See page 49 for a description of NASDAQ-related issues concerning our 10%
Convertible Preferred Stock, Series A.

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
In addition, our ability to expand our business may depend on our ability to raise additional capital. See "Description of Business-- Competition" on page 7.

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

     Compliance with many of the regulations that apply to us involves a number of risks, particularly in areas where applicable regulations may be unclear. The
SEC, other governmental regulatory authorities, including state securities regulators, and self-regulatory organizations, may institute administrative or judicial proceedings or arbitrations. These proceedings or arbitrations may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), issuance of cease-and-desist orders, de-registration of or suspension of a broker-dealer, investment advisor or futures commission merchant, statutory disqualification of our officers or employees or other adverse consequences. Moreover, even if no such actions are taken, there could be a material adverse effect on our perceived creditworthiness, reputation and competitiveness. Customers of ours or others who allege that our violation of applicable regulations have damaged them also may seek to obtain compensation from us, including unwinding any transactions with us. Such unwinding could have an adverse impact on our business.

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

     Our merchant banking activities are very capital intensive and have a potential for loss which could have an adverse effect on our business.
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

     We have suffered operating losses and we cannot predict whether our future operations will be profitable or that we will have available funds adequate to fund our operations. Despite our current year's profitability, since the
Company's formation, we have suffered substantial cash flow deficits and operating losses. The net loss for the fiscal year ended March 31, 1999 was
$5,912,000. Our accumulated deficit as of March 31, 2000 was a negative
$6,492,000. There can be no assurance that our future operations will be profitable or that we will have available funds adequate to fund our operations.
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

     The issuance of preferred stock could make a possible takeover of us or removal of our management more difficult. As of December 1997, our Board of
Directors has authorized the issuance of up to 10,000,000 shares of preferred stock. In November 1999, January 2000 and March 2000, a total of 2,000,000 shares of our 10% Convertible Preferred Stock, Series A, were issued to Belle
Holdings, Inc, a company controlled by Martin A. Sumichrast, our Chairman,
President and Chief Executive Officer. Prior to the end of our fiscal year,
Belle Holdings converted all of its preferred shares into common stock, on a one-to-one basis. As of June 28, 2000, no shares of preferred stock were issued and outstanding. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms, and all other rights, preferences and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. The Board of Directors could use this as a means to prevent a change in control of us. Future issuances of preferred stock may provide for dividends, certain preferences in liquidation and conversion rights. Such preferred stock issuance could make the possible takeover of us, or the removal of our management, more difficult. The issuance of such preferred stock could discourage hostile bids for control of our company in which stockholders could receive premiums for their common stock or warrants, could adversely affect the voting and other rights of the holders of the common stock, or could depress the market price of the common stock or warrants.

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
Maryland; (10) Farmington, Michigan; (11) Aberdeen, New Jersey; (12) Sea Girt,
New Jersey; (13) Albuquerque, New Mexico; (14) Charlotte, North Carolina; (15)
Seattle, Washington; (16) Spokane, Washington; (17) New York, New York; (18)
Vienna, Austria; (19) Klagenfurt, Austria; (20) Warsaw, Poland; and (21)
Ljubljana, Slovenia. Due to our recent sale of Eastbrokers Beteiligungs AG and its subsidiaries (see "Description of Business-- Acquisitions and Dispositions
Subsequent to Fiscal Year End" on page 6 and Note 2 to the Consolidated
Financial Statements included in this annual report on page 43), we no longer lease the offices in Vienna, Austria; Klagenfurt, Austria; Warsaw, Poland; or
Ljubljana, Slovenia. However, through the recent acquisitions of Total Solutions and Total Online, we now lease office space in the Czech Republic.

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

     We are involved in a number of judicial, regulatory and arbitration proceedings (including those described above and actions that have been separately described in previous filings) concerning matters arising in connection with the conduct of our businesses. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material and indeterminate amounts. We believe, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period.

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

                                                             Common Stock
                                                        ----------------------
                                                          High           Low
                                                        --------       -------

                Fiscal 1998
                First Quarter                           $10.5000       $4.0000
                Second Quarter                          $14.0000       $4.0000
                Third Quarter                           $ 5.7500       $2.0313
                Fourth Quarter                          $13.0000       $3.7500

                Fiscal 1999
                First Quarter                           $ 9.3750       $3.5630
                Second Quarter                          $ 4.7500       $2.3440
                Third Quarter                           $ 6.3440       $1.9380
                Fourth Quarter                          $11.8750       $3.8130

                Fiscal 2000
                First Quarter (through June 28, 2000)   $ 7.9690       $3.3130

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

     In January 1999, we sold 125,000 restricted shares of our common stock in a private placement to a private investor for $4.00 per share. We also issued
7,500 shares of our common stock to a broker of EBI Securities Corporation as compensation for services rendered in connection with this transaction.

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
Belle Holdings, Inc also bought a warrant to purchase up to 700,000 shares of our common stock at an exercise price of $2.85 per share in exchange for a note in an aggregate amount equal to $0.15 per share. In January and March 2000,
Belle Holdings, Inc. exercised its option with us and purchased an additional
100,000 and 900,000 shares, respectively, of such preferred stock.

     Also on November 9, 1999, Corona Corp., a Nevada corporation, purchased from Belle Holdings, Inc. a $2 million note, due December 31, 2004, convertible into shares of our 10% Convertible Preferred Stock, Series A at a conversion ratio of .35 shares per $1.00, and an option to purchase additional notes of up to $2 million more, each such additional note having the same terms and conditions as the note issued on November 9, 1999. Corona also bought from Belle
Holdings, Inc. a warrant to purchase up to 490,000 shares of our common stock at
$2.85 per share. In January and March 2000, Corona Corp. exercised its option with Belle Holdings, Inc. and purchased an additional $200,000 note and
$1,800,000 note, respectively. Belle Holdings, Inc. used the proceeds of these notes to purchase the preferred stock and warrants from us.

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

     On November 22, 1999, the Company acquired 100 percent and 55 percent, respectively, of the issued and outstanding LLC membership interests of Global
Capital Markets, LLC (then, The JB Sutton Group, LLC) and Sutton Online, Inc.
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

     In February 2000, the Company sold 237,130 shares of common stock for approximately $1,364,000. The proceeds of this sale were used to redeem the
Company's 10% Convertible Promissory Notes due 2002, in the principal amount of
$1,350,000 plus accrued interest. (See Note 7 to the Consolidated Financial
Statements included in this annual report on page 47.)

     In March 2000, options to purchase 10,000 shares of common stock at $4.50 were exercised.

     We effected each of the foregoing issuances without registration under the
Securities Act of 1933, as amended. In each case, we relied upon the exemption from registration provided by Section 4(2) under the Securities Act and
Regulation D promulgated under the Securities Act.

Item 6. Management's Discussion and Analysis or Plan of Operation

     In addition to the background and general overview of our business and operations described in this report under the heading "Description of Business"
beginning on page 3, the following sections, "--United States Operations"
beginning on this page 23, and "--European Operations" beginning on page 27, provide a more detailed description of certain of our operations both domestically and abroad.

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

     4.   RETAIL EXPANSION. Currently, EBI Securities Corporation is focusing on filling its existing offices in order to improve efficiencies. EBI Securities
Corporation also believes that expansion of our retail brokerage services through additional offices will be most effective if it occurs in and around the corporate headquarters in Denver, Colorado. EBI Securities Corporation believes that the creation of a more visible presence around the corporate headquarters will enhance our efforts in several ways. Locations conveniently located in relation to the corporate offices are more effectively managed from a corporate perspective. In addition, economies of scale are available in terms of concentrated marketing and greater overall exposure in the community. This may serve to enhance the recognition of EBI Securities Corporation as a serious participant in the markets we serve.

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

          MoneyZone.com (formerly, EBonlineinc.com)

     During 1999, MoneyZone.com's activities were directed toward securing financing and developing, implementing and marketing an Internet site designed to facilitate mergers, acquisitions and the funding of corporate finance activities. In October 1999, MoneyZone.com completed its initial private placement of $2,200,000. Since January 2000, MoneyZone.com has concentrated on developing and expanding its business.

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

     With Poland's targeted membership in the European Community, the market has begun to open very rapidly to domestic and foreign investors. New regulations came into effect for the securities industry in March 1999, necessitating a capital increase of approximately $260,000 USD which we provided. Management used these funds to restructure operations, to reduce overhead, and expand its client base. They also modified the compensation structure to an incentive-based model and renegotiated the office lease to achieve a thirty-five percent reduction in costs over the prior year. We replaced the existing sales team with a new sales team subject to an incentive-based compensation structure. This strategy has proven successful and our client base in Poland has grown significantly. Last year Global Capital Partners Poland SA completed an initial public offering of common stock for an established tobacco company. The restructuring process has also benefited the organization by allowing management to concentrate on new business opportunities such as online-brokerage.

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

          Disposition of Certain European Holdings

     See "Description of Business-- Acquisitions and Dispositions Subsequent to
Fiscal Year End" on page 6 and Note 2 to the Consolidated Financial Statements included in this annual report on page 43 for a discussion of our sale of certain European holdings.

     Results of Operations

     See Note 1 of the Notes to Consolidated Financial Statements for the years ended March 31, 2000 and 1999 on page 40 for an explanation of the basis of presentation of the financial statements.

     For the year ended March 31, 2000, we generated consolidated revenues in the amount of $45,908,000, compared to $16,236,000, for the year ended March 31,
1999. Total revenues were significantly higher than the previous year due to our acquisition of Global Capital Markets, LLC and the overall increase in U.S.
market activity demonstrated by the record levels achieved by the major U.S.
market indices. Global Capital Markets, LLC contributed $5,159,000 in total revenues from the date of acquisition (November 22, 1999) through the end of the fiscal year. The primary sources of revenues contributed through the acquisition of Global Capital Markets, LLC were from commissions and trading activities.

     We incurred total consolidated costs and expenses of $42,847,000, for the year ended March 31, 2000, compared to $21,401,000, for the year ended March 31,
1999. Total costs and expenses for the year ended March 31, 2000, are significantly higher than the previous year due to our acquisition of Global
Capital Markets and the variable costs such as compensation, brokerage, clearing and exchange fees which fluctuate based on the overall volume of transactions handled by our firm. Global Capital Markets LLC contributed $4,771,000 in total costs and expenses from the date of acquisition (November 22, 1999) through the end of the fiscal year. The primary costs and expenses contributed through the acquisition of Global Capital Markets, LLC were from compensation and benefits and brokerage and clearing fees.

     Our profit before provision for income taxes and minority interest in earnings of subsidiaries was $3,061,000 for the year ended March 31, 2000, compared to a loss of $5,165,000, for year ended March 31, 1999. Our benefit for income taxes is attributable to the realization of net operating losses incurred in a prior year being utilized to offset current year's net operating income in the U.S. The minority interest in earnings of subsidiaries for the year are attributed primarily to our acquisition of Sutton Online, Inc. and the carrying value of one of our subsidiaries.

     We reported consolidated income from continuing operations of $4,413,000, for the year ended March 31, 2000, compared to a consolidated loss from continuing operations of $5,184,000 for the year ended March 31, 1999. The majority of our financial consultants specialize in the area of over-the-

counter equity securities. A strong economy, low inflation, and low interest rates provided the necessary conditions for a year of increased investor activity and confidence, record trading volumes and rising stock prices in the domestic equity markets. The combination of these factors contributed to the dramatic shift in our consolidated income from continuing operations. Further, due to the positive response achieved by MoneyZone.com, we realized a gain of
$3,350,000 upon our sale of a portion of our investment in MoneyZone.com. This gain is reflected in the consolidated statements of operations under the caption of "Principal transactions, net" - Investments. We acquired all of our shares of
MoneyZone.com common stock at once in July 1999 when we merged our subsidiary,
EBonlineinc.com, Inc., a Delaware corporation, into MoneyZone.com. This is in comparison to 1999, where approximately $1,336,000 of the loss was from our retail division and approximately $2,650,000 was attributable to trading losses incurred during August and September 1998.

     For the year ended March 31, 1999, our operations were impacted by the global financial crisis that occurred during the summer of 1998. Specifically, during this period our European operations, which are shown as discontinued
operations, experienced a slowdown in its commission, trading and corporate finance business. Further, our European operations incurred costs related to the reduction of the workforce in several of its European offices. In the U.S., EBI
Securities Corporation incurred higher than expected costs associated with the expansion of its operations in New York, California and Colorado. In addition,
EBI Securities Corporation experienced a continued slowdown in its gross commission revenue from August 1998 through October 1998. However, revenue at
EBI Securities Corporation increased significantly in November 1998 through the end of March 1999. We also continued to incur higher than expected legal and consulting fees through October, mainly due to costs associated with the completion of its audit for the fiscal year ended March 31, 1998, which was completed on October 30, 1998.

     On March 31, 2000, we had total assets of $47,821,000, and total liabilities of $10,372,000, compared to $26,187,000, and $7,427,000, respectively, on March 31, 1999. We believe that we have adequate liquidity to meet our current obligations. However, no assurances can be made as to our ability to meet our cash requirements in connection with any expansion of our operations or any possible business combinations. The cash flows for year ended
March 31, 2000, reflect the volatile nature of the securities industry and the reallocation of our assets indicative of a growing organization.

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

     In March 1999, we issued 10% convertible promissory notes due in 2002 in an aggregate principal amount of $1,350,000. Holders of these notes had the right to convert them into shares of common stock at $5.75 per share. A portion of the proceeds of these notes was used to redeem the 7% convertible debentures. These notes were redeemed in February 2000.

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

     All of these factors have an impact on our net gain from securities transactions, underwriting, and commission revenues. In periods of reduced market activity, profitability is adversely affected because certain expenses, consisting primarily of non-officer compensation and benefits, communications, occupancy, and general and administrative expenses remain relatively constant.

     Liquidity and Capital Resources

     Our statements of financial condition reflect a liquid financial position of cash and cash equivalents convertible to cash representing 5 percent and 3 percent of total assets at March 31, 2000, and March 31, 1999, respectively.

     We are subject to net capital and liquidity requirements. As of March 31,
2000 and 1999, we were in excess of our minimum net capital and liquidity requirements.

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
However, we recognize that with increased liquidity we may be better positioned to take advantage of potential opportunities in the markets where we maintain our operations. No assurances can be made as to our ability to meet our cash requirements subsequent to any further business combinations.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective date of SFAS No. 133 was deferred by the issuance of SFAS No. 137.
SFAS No. 133 was then further amended by SFAS No. 138. The deferred effective date of SFAS No. 133 is for fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 as amended by SFAS No. 138 effective with the fiscal year beginning April 1, 2001.

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
Co.'s report with respect thereto appears elsewhere in this Form 10-KSB.

                                                         March 31,           March 31,
                                                           2000                1999
                                                       -------------       -------------

     Balance Sheet Data:

       Assets                                          $     47,821        $     26,187
       Liabilities                                           10,372               7,427
       Minority interest in consolidated subsidiaries           (57)                (97)
       Stockholders' equity                                  37,506              18,857

     Statement of Operations Data:

     Revenues
       Operating revenues, net                         $     40,065        $     14,266
       Interest, dividends & other revenues                   2,793               1,970
                                                       -------------       -------------
                                                             42,858              16,236

     Expenses
       Operating expenses                                    42,847              21,401

       Income (loss) from continuing operations               4,413              (5,184)

       Loss from discontinued operations                       (747)               (728)

       Net income (loss)                               $      3,666        $     (5,912)

       Income (loss) from continuing operations
         per share
           Basic                                       $       0.72        $      (1.08)
           Diluted                                     $       0.70        $      (1.08)

       Loss from discontinued operations per share
           Basic                                       $      (0.12)       $      (0.15)
           Diluted                                     $      (0.12)       $      (0.15)

       Net income (loss) per share
           Basic                                       $       0.60        $      (1.23)
           Diluted                                     $       0.58        $      (1.23)

Item 7. Financial Statements

    Historical Financial Statements

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

                                             /s/ Spicer, Jeffries & Co.

                                             SPICER, JEFFRIES & CO.

Denver, Colorado
June 29, 2000 (except with respect to Note 17 as
                 to which the date is June 25, 2001)

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                 Consolidated Statements of Financial Condition
                      (In thousands, except share amounts)

                                                  March 31,          March 31,
                                                    2000               1999
                                                -----------        ------------
                                               (As Restated)      (As Restated)

ASSETS
   Cash and cash equivalents                    $    2,284         $      712
   Receivables
       Broker dealers                                7,531              2,143
       Other                                         1,015              1,138
   Securities owned, at value                        9,310              2,973
   Furniture and equipment, at cost (net of
       accumulated depreciation
       and amortization of $661 and $278,
       respectively)
                                                     1,123              1,061
   Deferred taxes                                    1,384                  -
   Goodwill, net                                     3,446                726
       Net assets of discontinued operations        21,181             16,291
   Other assets and deferred amounts                   547              1,143
                                                -----------        ------------
       Total Assets                             $   47,821         $   26,187
                                                ===========        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Short-term borrowings                        $      380         $        -
   Compensation, benefits, and related taxes         5,106              1,211
   Securities sold not yet purchased, at value         238                943
   Accounts payable and accrued expenses             1,545                809
   Other liabilities and deferred amounts              603                714
                                                -----------        ------------
                                                     7,872              3,677

   Long-term borrowings                              2,500              3,750
                                                -----------        ------------
       Total liabilities                            10,372              7,427
                                                -----------        ------------
   Minority interest in consolidated
     subsidiaries                                 (57)          (97)
                                                -----------        ------------
   Commitments and contingencies
   Shareholders' equity
       Preferred stock; $.01 par value;
          10,000,000 shares authorized;
          no shares issued and
          outstanding at March 31, 2000
          and 1999, respectively                         -                  -

       Common stock; $.05 par value;
          25,000,000 shares authorized;
          10,291,668 and 5,160,250
          shares issued and outstanding
          at March 31, 2000 and 1999,
          respectively                                 515                258

       Paid-in capital                              44,814             29,650
       Accumulated deficit                        (6,492)          (10,158)
       Notes receivable - common stock and
         warrants                                 (1,331)          (893)
                                                -----------        ------------
          Total shareholders' equity                37,506              18,857
                                                -----------        ------------
          Total Liabilities and
             Shareholders' Equity               $   47,821         $    26,187
                                                ===========        ============

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)
                      Consolidated Statements of Operations

                    (In thousands, except per share amounts)

                                                                 For the Years
                                                                 Ended March 31,
                                                       -------------------------------
                                                            2000               1999
                                                       ------------       ------------
                                                       (As Restated)     (As Restated)

       Revenues
            Commissions                                $    29,657        $    12,038
            Investment banking                               2,958              1,851
            Interest and dividends                             508                318
            Principal transactions, net
                Trading                                      6,137                429
                Investment                                   4,363          (52)
            Other                                            2,285              1,652
                                                       ------------       ------------
                   Total revenues                           45,908             16,236
                                                       ------------       ------------
       Costs and expenses
            Compensation and benefits                       30,771             13,119
            Brokerage, clearing, exchange fees
               and other                                     3,284                922
            General and administrative                       1,517                843
            Occupancy                                        1,807              1,717
            Communications                                   1,913              1,359
            Consulting fees                                    482                765
            Interest                                         1,082                613
            Professional Fees                                  638                932
            Travel                                             335                561
            Office supplies and expense                        632                399
            Depreciation and amortization                      386                171
                                                       ------------       ------------
              Total costs and expenses                      42,847             21,401
                                                       ------------       ------------
       Income (loss) before benefit for income
          taxes and minority interest in                     3,061          (5,165)
          earnings of subsidiaries
       Benefit for income taxes                              1,384                 -
       Minority interest in earnings
          of subsidiaries                                (32)         (19)
                                                       ------------       ------------
              Income (loss) from continuing
                operations                                   4,413          (5,184)

       Discontinued operations
              Loss from discontinued operations          (747)         (728)
                                                       ------------       ------------
       Net income (loss)                               $     3,666        $ (5,912)
                                                       ============       ============
       Weighted average number of common shares
         outstanding
            Basic                                        6,078,458          4,800,551
                                                       ============       ============
            Diluted                                      6,363,481          4,800,551
                                                       ============       ============
       Income (loss) from continuing operations
         per share
            Basic                                      $      0.72        $     (1.08)
                                                       ============       ============
            Diluted                                    $      0.70        $     (1.08)
                                                       ============       ============
      Loss from discontinued operations
        per share
            Basic                                      $     (0.12)       $     (0.15)
                                                       ============       ============
            Diluted                                    $     (0.12)       $     (0.15)
                                                       ============       ============
      Net income (loss) per share
            Basic                                      $      0.60        $     (1.23)
                                                       ============       ============
            Diluted                                    $      0.58        $     (1.23)
                                                       ============       ============

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

           Consolidated Statements of Changes in Shareholders' Equity

                   For the Years Ended March 31, 2000 and 1999

                      (In thousands, except share amounts)

                                       Preferred Stock        Common Stock
                                       ---------------        ------------       Paid-in  Accumulated   Notes
                                     Shares    Par value    Shares   Par value   Capital    Deficit   Receivable   Total
                                   ----------  ---------- ---------  ---------- --------- ----------- ---------- --------
Balances at March 31, 1998 (as              -   $     -   4,297,750   $    215  $ 25,614  $  (4,246)   $  (313)  $ 21,270
 restated)
  Issuance of common stock in
    Cohig & Assoc. acquisition              -         -     470,000         23     2,327          -          -      2,350
  Redemption of note receivable             -         -           -          -         -          -        335        335
  Issuance of common stock
    to officer for note receivable          -         -     200,000         10       690          -       (700)         -
  Issuance of common stock
    to officer for note receivable          -         -      50,000          3       147          -       (150)
  Issuance of common stock in
    private placement                       -         -     125,000          6       464          -          -        470
  Exercise of stock options                 -         -      10,000          1        70          -          -         71
  Issuance of common stock
    in compensation for services            -         -       7,500          -        30          -          -         30
  Issuance of warrants in
    connection with debt offerings          -         -           -          -       283          -          -        283
  Issuance of warrants to
    officers for note receivables           -         -           -          -        25          -        (25)         -
  Net loss                                  -         -           -          -         -     (5,912)               (5,912)
  Accrued interest on notes
    receivable                              -         -           -          -         -          -        (40)       (40)
                                   ----------  --------- ----------   --------  --------- ----------  ---------  ---------
Balances at March 31, 1999 (as              -   $     -   5,160,250   $    258  $ 29,650  $ (10,158)   $  (893)  $ 18,857
 restated)
  Issuance of common stock in
    compensation for services               -         -      67,500          3       352          -          -        355
  Issuance of common stock in
    compensation to board members           -         -      22,500          1       111          -          -        112
  Issuance of common stock
    for interest                            -         -      14,000          1        54          -          -         55
  Beneficial conversion feature
    of convertible debentures               -         -           -          -       295          -          -        295
  Issuance of common stock in
    redemption of convertible debt          -         -     728,799         36     2,043          -          -      2,079
  Issuance of preferred stock in
    private placement               2,000,000        20           -          -     3,850          -          -      3,870
  Issuance of common stock in
    JB Sutton acquisition                   -         -     700,000         35     1,409          -          -      1,444
  Issuance of common stock in
  Sutton Online acquisition                 -         -     250,000         13       503          -          -        516
  Issuance of common stock in
    conversion of Class C Warrants          -         -     325,489         16      2262          -          -      2,278
  Issuance of common stock in
    conversion of Placement
    Agent Warrants                          -         -      76,000          4       528          -          -        532
  Issuance of common stock in
    conversion of preferred stock  (2,000,000)      (20)  2,000,000        100       (80)         -          -          -
  Issuance of common stock in
    conversion of Warrants                  -         -     700,000         35     2,065          -          -      2,100
  Exercise of stock options                 -         -      10,000          1        45          -          -         46
  Issuance of common stock for
    proceeds for redemption
    of notes payable                        -         -     237,130         12     1,352          -          -      1,364
  Issuance of warrants for
    note receivable                         -         -           -          -       375          -       (375)         -
  Net income                                -         -           -          -         -      3,666          -      3,666
  Accrued interest on notes
    receivable                              -         -           -          -         -          -        (63)       (63)
                                   ----------  --------- ----------   --------  --------- ----------  ---------  ---------
Balances at March 31, 2000 (as              -   $     -  10,291,668   $    515  $ 44,814  $  (6,492)   $(1,331)  $ 37,506
 restated)
                                   ==========  ========= ==========   ========= ========= ==========  =========  =========

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                            For the Years Ended
                                                                                                 March 31,
                                                                                    ------------------------------------
                                                                                          2000               1999
                                                                                    -----------------   ----------------
                                                                                     (As Restated)       (As Restated)

Cash flows from operating activities
     Net income (loss) from continuing operations                                   $         4,413     $       (5,184)
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities from continuing operations:

              Depreciation and amortization                                                     386                171
              Minority interest in earnings of subsidiaries                                      32                 19
              Abandonment of software costs                                                     169                  -
              Beneficial conversion feature of convertible debenture                            295                  -
              Deferred taxes                                                              (1,384)                 -
              Gain on sale of interest in MoneyZone.com                                   (3,350)                 -
              Common stock issued for compensation expense                                      467                  -
              Other                                                                            (268)                30
         Changes in operating assets and liabilities
              Cash and securities segregated for regulatory purposes
                  or deposited with regulatory agencies
                                                                                                  -                 50
              Receivables                                                                 (5,111)             1,707
              Securities owned, at value                                                  (4,574)        (460)
              Other assets                                                                      949         (887)
              Compensation, benefits and related taxes                                        3,703         (786)
              Securities sold, not yet purchased                                         (724)         (1,886)
              Accounts payable and accrued expenses                                             192          (1,228)
              Other liabilities                                                           (1,755)               675
                                                                                    -----------------   ----------------
Net cash (used in) operating activities from continuing operations                        (6,560)         (7,779)
Net cash (used in) discontinued operations                                                (4,052)         (2,832)
                                                                                    -----------------   ----------------
Net cash (used in) operating activities                                                    (10,612)          (10,611)
                                                                                    -----------------   ----------------
Cash flows from investing activities
     Net proceeds from (payments for)
         Net cash acquired on acquisitions                                                        -                970
         Investments in affiliates                                                        (2,605)        (386)
         Acquisition of subsidiary                                                       (158)                 -
         Sale of interests in subsidiaries                                                        -              2,159
         Sale of interest in equity investment                                                3,350                  -
         Investments held for resale                                                              -         (526)
         Capital expenditures                                                            (618)         (1,384)
                                                                                    -----------------   ----------------
Net cash provided by (used in) investing activities                                     (31)               833
                                                                                    -----------------   ----------------
Cash flows from financing activities
     Net proceeds from (payments for)
         Issuance of preferred stock                                                          3,870                  -
         Issuance of common stock                                                             6,319                500
         Advances from affiliates                                                                 -              4,956
         Dividends paid to minority interests on subsidiary's stock                               -         (190)
         Proceeds from borrowings                                                             3,376              3,284
         Repayments of borrowings                                                         (1,350)                 -
                                                                                    -----------------   ----------------
Net cash provided by financing activities                                                    12,215              8,550
                                                                                    -----------------   ----------------

Increase (decrease) in cash and cash equivalents                                              1,572          (1,228)

Cash and cash equivalents, beginning of year                                                    712              1,940
                                                                                    -----------------   ----------------

Cash and cash equivalents, end of year                                              $         2,284     $          712
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

                                                                                            For the Years Ended
                                                                                                 March 31,
                                                                                    ------------------------------------
                                                                                          2000               1999
                                                                                    -----------------   ----------------
                                                                                     (As Restated)       (As Restated)

Supplemental disclosure of cash flow information
     Cash paid for income taxes                                                     $             -     $          131
                                                                                    =================   ================
     Cash paid for interest                                                         $           569     $          613
                                                                                    =================   ================

     Non-cash transactions
         Beneficial conversion feature of convertible debenture                     $           295     $            -
                                                                                    =================   ================
         Issuance of common stock in redemption of convertible debt                 $         2,079     $            -
                                                                                    =================   ================
         Issuance of warrants for note receivable                                   $           375     $            -
                                                                                    =================   ================
         Issuance of common stock for furniture and equipment                       $            90     $            -
                                                                                    =================   ================
         Issuance of note payable for purchase of securities                        $           325     $            -
                                                                                    =================   ================
         Issuance of Class C Warrants in connection with debt offerings             $             -     $          284
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
              Fair value                                                            $         4,921     $        7,966
              Net cash acquired                                                                   -                970
              Cash paid                                                                   (158)                 -
              Common stock issued                                                          (2,209)         (2,350)
                                                                                    -----------------   ----------------
                      Net liabilities assumed on acquisitions                       $         2,554     $        6,586
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

                   For the years ended March 31, 2000 and 1999

Note 1. Summary of Significant Accounting Policies

     Organization and Basis of Presentation

     The consolidated financial statements include Global Capital Partners, Inc.
(formerly Eastbrokers International Incorporated) and its U.S. subsidiaries and
European subsidiaries (collectively, "GCAP" of the "Company"). The shareholders of Global Capital Partners, Inc. approved the name change at a Special Meeting of Shareholders on January 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

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

     Financial Instruments

     Proprietary securities transactions, commission revenues and related expenses are recorded on a trade date basis. Securities owned (substantially all equity securities) and securities sold, but not yet purchased (substantially all equity securities) are recorded at fair value with resulting net unrealized gains and losses reflected in earnings. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations and recent price activity. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular security. GCAP has no investments in derivatives.

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

     Earnings Per Share

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding common stock purchase warrants and stock options using the "treasury stock" method. For the year ended
March 31, 2000, 1,351,000 common stock purchase warrants were excluded from the calculation of diluted earnings per share due to their antidilutive effect. For the year ended March 31, 1999, 4,094,122 common stock purchase warrants and
445,000 stock options were excluded from the calculation of diluted earnings per share due to their antidilutive effect.

The components of basic and diluted earnings per share were as follows:

                                                    2000                1999
                                                 ---------           ---------
         Weighted average common
              shares outstanding                 6,078,458           4,800,551

         Dilutive effect of:
              Stock warrants and options           285,023                   -
                                                 ---------           ---------

         Weighted average common shares
              outstanding, assuming dilution     6,363,481           4,800,551
                                                 ---------           ---------

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

     Goodwill

     Goodwill is amortized on a straight-line basis over 25 years and is periodically evaluated for impairment that is other than temporary on an undiscounted cash flow basis. The carrying value is reviewed to evaluate if the facts and circumstances support the valuation for recoverability. If a review of the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate beyond normal, cyclical variations, suggest that it may be impaired and not recoverable, as determined based on the operating performance and the estimated future undiscounted cash flows of the entity acquired, impairment is measured by comparing the carrying value of goodwill to estimated fair value. Estimated fair value is determined based on the viability of the underlying entity acquired on a stand-alone basis, discounted cash flows, or appraisals. The accumulated amortization was $131,484 and $57,250 for the years ended March 31, 2000 and
1999, respectively.

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

     Subsequent to March 31, 2000, the Company  decided to sell its interests in these international subsidiaries, and on June 14, 2000 entered into agreements with certain non-related entities to sell such subsidiaries for $27,500,000 consisting of equity securities valued at $2,000,000 and notes of $25,500,000.
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

                                                       March 31,       March 31,
                                                         2000            1999
                                                       ---------       ---------
      Revenues                                         $  7,067        $ 16,715
      Costs and expenses                                  7,751           17,881
      Income (loss) before income tax benefit
          and minority interest in earnings
          of subsidiaries                               (684)         (1,166)
      Income tax benefit                                     24             789
      Minority interest in earnings of subsidiaries     (87)         (351)
                                                       ---------       ---------

             Net loss                                  $(747)       $ (728)
                                                       =========       =========

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2000 and 1999

Note 2. Discontinued Operations (continued)

     The net assets and liabilities of the discontinued operations of
Eastbrokers Beteiligungs AG are as follows:

                                                    March 31,         March 31,
                                                      2000              1999
                                                   -----------       -----------
      Cash and cash equivalents                    $    1,727        $    1,503
      Receivables                                      15,740            19,039
      Securities                                       13,798            12,222
      Furniture and equipment, net                        776             1,001
      Other assets                                      6,848             9,403
                                                   -----------       -----------
                                                       38,889            43,168
                                                   -----------       -----------

      Short-term borrowings                             2,967             2,408
      Advances from related entities                    3,432             8,884
      Payables to customers and broker dealers          4,076             7,178
      Accounts payable and other liabilities            1,360               447
      Long-term borrowings                              1,264             1,454
      Minority interest                                 5,956             7,716
      Translation adjustments                          (1,347)           (1,210)
                                                   -----------       -----------
                                                       17,708            26,877
                                                   -----------       -----------
         Net assets from discontinued operations   $   21,181        $   16,291
                                                   ===========       ===========

     In connection with the disposition of Eastbrokers Beteiligungs AG, the
Company transferred approximately $4,184,000 of receivables related to
Eastbrokers Beteiligungs AG and its subsidiaries to the purchaser that were previously eliminated in the consolidation of the financial statements as intercompany items at March 31, 1999. Also included in the net assets of discontinued operations at March 31, 1999 is the remaining portion of the goodwill recognized on the acquisition of Eastbrokers Beteiligungs AG of approximately $1,490.000.

Note 3. Securities Owned and Sold, Not Yet Purchased

     At March 31, 2000 and 1999, marketable securities owned and sold, not yet purchased, consist of trading and investment securities at market values, as follows:

                                                                       Sold,
                                                                      Not Yet
                                                           Owned     Purchased

             March 31, 2000:
             Corporate bonds, debentures and notes      $     438    $      21
             U.S. Treasury Notes                              450            -
             Corporate stocks                               8,422          217
                                                        ---------    ---------
                                                        $   9,310    $     238
                                                        =========    =========
             March 31, 1999:
             Corporate bonds, debentures and notes      $     120    $       7
             Corporate stocks                               2,853          936
                                                        ---------    ---------
                                                        $   2,973    $     943
                                                        =========    =========

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

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2000 and 1999

Note 4. Investments in Subsidiaries (continued)

     Pro Forma Results of Operations (continued)

                                                          Year Ended March 31,
                                                           2000          1999
                                                           ----          ----
        Total revenue                                  $  51,733     $  39,485
        Income (loss) from continuing operations           4,799       (1,753)
                                                       ----------    ---------

           Net income (loss)                               3,884       (2,481)
                                                       ----------    ---------
     Earnings per common share:
        Income (loss) from continuing operations
            Basic                                           0.68        (0.28)
                                                       ==========    =========
            Diluted                                         0.65        (0.28)
                                                       ==========    =========
        Net income (loss)
            Basic                                           0.55        (0.40)
                                                       ==========    =========
            Diluted                                         0.53        (0.40)
                                                       ==========    =========

     The weighted average shares outstanding calculation used in the table above includes the shares issued in connection with the acquisitions as if they had been issued for all periods presented.

Note 5. Investments in Unconsolidated Affiliates

     In July 1999, the Company acquired approximately 48 percent of the issued and outstanding common stock of MoneyZone.com, (formerly EBonlineinc.com)
through a merger with CERX Venture Corporation. At the time of the merger, CERX
Venture Corporation had approximately $1,000 in tangible net assets and
MoneyZone.com had no tangible net assets. At the time of the merger,
MoneyZone.com's only asset was an idea that became the framework of the business plan for the successor firm. MoneyZone.com is a start-up capital formation internet portal that matches investors with entrepreneurs. As of March 31, 2000, the Company owns approximately 30 percent of MoneyZone.com's issued and outstanding common stock. This investment is being carried using the equity method and is reflected at cost, adjusted for the Company's proportionate share of the undistributed net earnings or losses. The Company's share of the net underlying assets of MoneyZone.com is approximately $534,000 and exceeds the carrying value by approximately the same amount. The amount of the excess that is being amortized is offset by the Company's share of the net losses of
MoneyZone.com. During the fiscal year the Company sold a portion of its interest and realized a profit of $3,350,000. This profit is reflected in the consolidated statements of operations under the caption of "Principal transactions, net" - Investments.

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

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2000 and 1999

Note 6. Short-Term Borrowings (continued)

     Unsecured Debentures

     On November 25, 1998, Global Capital Partners, Inc. sold 10 newly issued units in a private placement consisting in the aggregate of $1,100,000 in 7 percent convertible debentures and Class C series warrants to purchase 125,000 shares of common stock. Global Capital Partners Inc. redeemed these debentures prior to March 31, 1999. At redemption, Global Capital Partners, Inc. paid an early redemption premium of $165,000. This premium has been included in the financial statements as interest expense.

     In May 1999, the Company issued 5 percent convertible debentures, due 2002 in an aggregate principal amount of $2,000,000. Holders of these debentures had the right to convert their notes into shares of common stock at the lesser of
$5.50 per share or 90 percent of the average of the three lowest closing bid prices for the 20 trading days ending five days before the date of delivery of the notice of conversion (beneficial conversion feature). At the issue date, the intrinsic value of the beneficial conversion feature was $295,000. This beneficial conversion feature has been reflected in the financial statements as paid-in capital and interest expense. In January 2000, the Company converted the debentures, including accrued interest of $78,878, into shares of common stock
(see Note 9 to the Consolidated Financial Statements included in this annual report on page 48.)

Note 7. Long-Term Borrowings

Long-term borrowings consist of the following:

                                                      March 31,      March 31,
                                                        2000           1999
                                                    ------------    ------------

Convertible promissory notes, convertible at $5.75
per share of common stock, secured by the common
stock of EBI  Securities Corporation and certain
securities with a fair value of $400,000 bearing
interest at 10 percent and due March 25, 2002       $       --      $  1,249,749

Subordinated note payable to clearing
organization, bearing interest at 10 percent
and maturing on June 30, 2000                          2,500,000       2,500,000
                                                    ------------    ------------
                                                    $  2,500,000    $  3,749,749
                                                    ============    ============

     Subsequent to March 31, 2000, the Company successfully renegotiated the terms of its subordinated note payable to a clearing organization. As an inducement to encourage the Company to enter into a five year clearing arrangement, the clearing organization agreed to forgive the principal portion of this note in five equal installments beginning in June 2001. Under the terms of the new note, the new maturity will be June 2005.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2000 and 1999

Note 8. Commitments and Contingencies

     Leases and Related Commitments

     GCAP occupies office space under leases that expire at various dates through 2006. The various leases contain provisions for periodic escalations to the extent of increases in certain operating and other costs. GCAP incurred rent expense under non-cancelable leases in the approximate amounts of $1,600,000 and
$1,400,000 for the periods ended March 31, 2000 and 1999, respectively.

Minimum future rentals under these non-cancelable leases for the fiscal years ending March 31, 2001 through 2005 are approximately as follows:
2001-$1,290,000; 2002-$1,290,000; 2003-$1,200,000; 2004-$902,000; 2005-$472,000;
thereafter $660,000 and in the aggregate $5,814,000.

Note 9. Shareholders' Equity

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

     On May 28, 1999, Global Capital Partners, Inc. sold 20 newly issued units consisting of a $100,000 convertible debenture and 2,000 Common Stock Series C
Warrants per unit in a private placement for $2,000,000 in cash or a price of
$100,000 per unit. These convertible debentures contained an embedded beneficial conversion feature. At the issue date, the intrinsic value of the beneficial conversion feature was $295,000. This beneficial conversion feature has been reflected in the financial statements as paid-in capital and interest expense.
In January 2000, Global Capital

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2000 and 1999

Note 9. Shareholders' Equity (continued)

         Stock Transactions (continued)

Partners, Inc. converted the debentures of $2,000,000, plus accrued interest of
$78,878, into 728,799 shares of common stock at 2.8525 per share. (See Note 6 to the Consolidated Financial Statements on page 47).

     On November 9, 1999, Global Capital Partners, Inc. entered into a stock purchase agreement with Belle Holdings, Inc., a corporation of which Global
Capital Partners, Inc.'s Chairman, CEO and President is sole stockholder, director and officer, to issue up to 2,000,000 shares of our 10 percent
Convertible Preferred Stock, Series A, $0.01 par value for $4 million and a warrant to purchase up to 700,000 shares of the Company's common stock at an exercise price of $2.85 per share in exchange for a note receivable of $105,000
($0.15 per share). Subsequent to the issuance of shares of the preferred stock, pursuant to notification from NASDAQ, Global Capital Partners, Inc. modified the price of the preferred stock to $2.0625 per share to reflect the market price of the Global Capital Partners, Inc.'s Common Stock on November 9, 1999. Global
Capital Partners, Inc. issued 1,000,000 shares of the preferred stock in
November 1999, 100,000 shares in January 2000 and 1,800,000 shares in March
2000. After deducting issue costs of approximately $225,000, Global Capital
Partners, Inc. netted approximately $3,900,000.

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

     In November 1999, Global Capital Partners, Inc. acquired Global Capital
Markets, LLC (then, The JB Sutton Group, LLC) and Sutton Online, Inc. (then,
Sutton Online, LLC) and issued 700,000 and 250,000 shares, respectively, in redemption of notes payable to the selling members of Global Capital Markets,
LLC and Sutton Online, LLC in accordance with the terms of the LLC Interest
Purchase Agreements. The value assigned to these shares was $2.0625 per share for a total value of $1,443,750 and $515,625, respectively. In February 2000,
Global Capital Partners, Inc. issued 50,000 shares of common stock to two employees for investment banking services in connection with the purchase agreement of Global Capital Markets, LLC. These shares were valued at market on the date of issuance or $5.00 per share.

     In February 2000, Global Capital Partners, Inc. sold 237,130 shares of common stock for approximately $1,364,000. The proceeds of this sale were used to redeem the Company's 10% Convertible Promissory Notes due 2002, in the
principal amount of $1,350,000 plus accrued interest. (See Note 7 to the
Consolidated Financial Statements on page 47.)

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

Note 9. Shareholders' Equity (continued)

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

Note 9. Shareholders' Equity (continued)

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

Note 10. Stock Option Plan

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
expected option life in years - 3 years; expected stock price volatility - 82.6 percent; and expected dividend yield - 0.0 percent. The weighted average fair value of the options at the various grant dates was $1.64.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2000 and 1999

Note 10. Stock Option Plan (continued)

     Had compensation cost been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's loss and loss per share would have been increased to the pro forma amounts indicated
below:

                                     March 31,              March 31,
                                       2000                   1999
                                   -----------            -----------
Net loss                           $    3,666             $  (5,912)
          - as reported
          - pro forma                   3,526                (5,992)
Earnings per share
        Basic
          - as reported            $     0.60             $   (1.23)
          - pro forma                    0.58                 (1.25)
        Diluted
          - as reported            $     0.58             $   (1.23)
          - pro forma                    0.55                 (1.25)

Note 11. Related Party Transactions

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

Note 11. Related Party Transactions (continued)

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

Note 12. Income Taxes

     The tax benefit from continuing operations of $1,384,047 and $0 for the years ended March 31, 2000 and 1999, respectively, results primarily from net operating loss carryforwards from continuing operations of the Company's subsidiaries.

The differences between the tax benefit calculated at the statutory federal income tax rate and the actual tax benefit from continuing operations for each period is shown in the table below:

                                            Year Ended            Year Ended
                                             March 31,             March 31,
                                               2000                  1999
                                          ------------          -------------

Tax (expense) benefit at federal
   statutory rate                         $(1,040,742)          $  1,756,000
State income tax (expense) benefit,
   net of federal benefit                  (141,419)               248,939
Unrecognized benefit of net
   operating losses                                --             (2,004,939)
Release of Federal and state
   deferred tax assets                      2,636,626                     --
Other                                      (70,418)                    --
                                          ------------         --------------
                                          $ 1,384,047          $          --
                                          ============         ==============

     The significant components of the Company's deferred tax asset and liability related to continuing operations are as follows:

                                            Year Ended            Year Ended
                                             March 31,             March 31,
                                               2000                  1999
                                          ------------         -------------

Capital loss carryforward                 $        --          $      45,445
Foreign tax credit carryforward                32,652                 32,652
Net operating loss carryforward             1,898,806              3,105,940
                                         ------------          --------------
                                            1,931,458              3,184,037
         Valuation allowance                (547,411)            (3,184,037)
                                          ------------         --------------
                                          $ 1,384,047          $          --
                                          ============         ==============

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2000 and 1999

Note 12. Income Taxes (continued)

     The valuation allowance for deferred tax assets was decreased by $2,636,626 and $1,852,564 during the years ended March 31, 2000 and 1999, respectively.

     At March 31, 2000, the Company has U.S. federal net operating loss carryforwards of approximately $4,917,000 that may be used against future U.S.
taxable income until they expire between the years March 31, 2012 and March 31,
2019. The Company had a U.S. foreign tax credit carryforward of approximately
$33,000 USD that expires between the years March 31, 2000 and March 31, 2003.

     The tax benefit recognized related to discontinued operations of $23,671 and $789,315 for the years ended March 31, 2000 and 1999, respectively, results from the net operating losses in the respective years.

Note 13. Regulatory Requirements

     Certain U.S. subsidiaries are subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities. These subsidiaries have consistently operated in excess of their local capital adequacy requirements.

     EBI Securities Corporation, a subsidiary, is a registered broker-dealer and, accordingly, is subject to Rule 15c3-1 of the Securities Exchange Act of
1934, as amended (the "net capital rule"). Pursuant to the net capital provisions, EBI Securities Corporation is required to maintain a minimum net capital, as defined under such provisions. At March 31, 2000, the net capital of
EBI Securities Corporation of $2,577,339 exceeded the minimum requirement by
$2,214,380.

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

Note 14. Financial Instruments with Off-Balance Sheet Risk

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

Note 14. Financial Instruments with Off-Balance Sheet Risk (continued)

     The Company bears the risk of financial failure by its clearing agencies.
If the clearing agencies should cease doing business, the amounts due to the
Company from these agencies could be subject to forfeiture.

Note 15. Contingencies

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

EBI Securities Corporation also is involved in an arbitration proceeding related to the National Family Care Life Insurance Company litigation entitled
National Family Care Life Insurance Co. v. Pauli Company, Inc., et al., NASDR
Case No. 96-02673"). The arbitration panel entered an award against EBI
Securities Corporation in July 1998 in favor of third-party plaintiff Pauli &
Company, Inc. of approximately $370,000, which was significantly below the initial award sought by Pauli & Company, Inc. of approximately $1,100,000. EBI
Securities Corporation has filed a motion to vacate and plans to vigorously contest this award on appeal.

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

Note 15.   Contingencies (continued)

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

     We are involved in a number of judicial, regulatory and arbitration proceedings (including those described above and actions that have been separately described in previous filings) concerning matters arising in connection with the conduct of our businesses. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material and indeterminate amounts. We believe, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period. For the years ended March 31, 2000 and 1999, we had accrued $620,000 and $400,000, respectively related to outstanding settlements and ongoing litigation.

Note 16. Recent Accounting Pronouncements

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

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2000 and 1999

Note 16. Recent Accounting Pronouncements (continued)

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective date of SFAS No. 133 was deferred by the issuance of SFAS No. 137.
SFAS No. 133 was then further amended by SFAS No. 138. The deferred effective date of SFAS No. 133 is for fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 as amended by SFAS No. 138 effective with the fiscal year beginning April 1, 2001.

Note 17. Restatement

     The Company has restated its financial statements for the year ended March
31, 2000 in order to reflect the effect of the embedded beneficial conversion feature in its convertible debentures that were issued on May 28, 1999 and to reflect the effect of the allocation of a deferred tax benefit to the Company's discontinued operations. Although these changes were deemed to be quantitatively immaterial to the financial statements when taken as a whole, these changes were made for consistency and comparability. These changes had no effect on the
Company's liquidity or cash flows. Summarized financial information illustrating the effect of the restatement on the Company's consolidated financial statements is as follows:

                                                               2000
                                                   -----------------------------
                                                        As
                                                    originally           As
                                                     reported         restated
                                                   ------------    -------------
   Financial condition -
   Deferred income taxes                           $    1,310      $    1,384
     Net assets of discontinued operations             21,013          21,181
     Paid-in capital                                   44,519          44,814
     Accumulated deficit                               (6,439)         (6,492)
     Shareholders' equity                              37,264          37,506

   Results of operations -
     Interest expense                                     788           1,082
     Income (loss) before provision for
       income taxes and minority interest
       in earnings of subsidiary                        3,355           3,061
     Benefit for income taxes                           1,310           1,384
     Income (loss) from continuing operations           4,633           4,413
     Loss from discontinued operations                   (914)           (747)
     Net income (loss)                                  3,719           3,666

   Income (loss) from continuing operations
    per share
     Basic                                               0.76            0.72
     Diluted                                             0.73            0.70
     Loss from discontinued operations per share
       Basic                                            (0.15)          (0.12)
       Diluted                                          (0.14)          (0.12)
     Net income (loss) per common share
       Basic                                             0.61            0.60
       Diluted                                           0.59             0.58

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2000 and 1999

Item 8. Changes In and Disagreements With Accountants On Accounting And
        Financial Disclosure

     During our fiscal year beginning April 1, 1998 and ending March 31, 1999, our principal independent accountants, Deloitte & Touche LLP, declined to stand for reelection and Spicer, Jeffries & Co. was engaged as our new principal independent accountants. This change was reported in our Current Reports on Form
8-K dated February 22, 1999, March 16, 1999 and on Form 8-K/A dated March 9,
1999. The decision to change was approved by the Board of Directors. We did not have any disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference thereto in their report on the financial statements. However, Deloitte & Touche LLP did note in its letter to the United
States Securities and Exchange Commission that they had concerns regarding the
Company's ability to prepare timely and accurate financial statements. Although it was not identified in the letter, in conversations with senior management this comment was specifically directed towards the audits and reporting capabilities of the Company's Austrian subsidiaries.

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

     Messrs. K&ouml;ssner and Martin A. Sumichrast were elected as Class III
Directors, each to serve until the annual meeting of stockholders to be held during the year 2001. Effective May 1, 2000, Mr. Kossner resigned his directorship in connection with the sale of our European operations to pursue other opportunities in Europe. The remaining directors unanimously elected Frank
Devine to fill the vacancy created by Mr. Kossner's resignation and Mr. Devine shall serve until the annual meeting of stockholders to be held during the year
2001. Dr. Lawrence Chimerine was elected to serve as a Class I Director until the annual meeting of stockholders to be held in 2002. Mr. Jay R. Schifferli and
Michael Sumichrast, Ph.D. were elected to serve as Class II Directors, each until the annual meeting of stockholders to be held during the year 2000.
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

                           Summary Compensation Table
                                                                                         Long Term Compensation
                                       Annual Compensation                           Awards                   Payouts

        (a)               (b)        (c)         (d)           (e)            (f)             (g)         (h)         (i)

                                                                                          Securities
Name and Principal                                        Other Annual     Restricted     Underlying     LTIP      All Other
Position                  Year      Salary      Bonus  Compensation Stock  Awards($)   Options/SARs(#)  Payouts   Compensation

Martin A. Sumichrast(1)   2000    $ 240,000    $120,000          --           --            75,000         --          --
 Chairman, President      1999    $ 175,000    $   --            --           --            75,000         --          --
 and Chief Executive      1998    $ 120,000    $ 20,000          --           --                --         --          --
 Officer

Kevin D. McNeil(2)        2000    $ 120,000    $  5,000          --           --            50,000         --          --
 Chief Financial          1999    $  75,000    $ 25,000          --           --            50,000         --          --
 Officer, Executive       1998    $  57,500    $ 17,250          --           --                --         --          --
 Vice President of
 Finance, Treasurer,
 and Secretary

                          2000    $  74,998          --   $ 225,000
Ralph O. Olson, (3)
Non-officer employee

                          2000           --          --          --           --                --         --          --
Peter Schmid(4)           1999           --          --          --           --                --         --          --
  Former Chairman,        1998    $ 138,305    $ 30,000          --           --                --         --          --
  President and Chief
  Executive Officer

------------------

(1)  Mr. Sumichrast became Chairman of the Board, President and Chief Executive
     Officer of GCAP in December 1998, and was Vice Chairman of the Board since
     March 1997.

(2)  Kevin D. McNeil became Executive Vice President and Secretary of GCAP in
     December 1998.  He continues to serve as Chief Financial Officer and
     Treasurer.

(3)  Mr. Olson is a non -officer employee.  Mr. Olson is a Vice President of EBI
     Securities. Mr. Olson received 44,500 shares of our common stock as compensation for investment banking services.

(4)  Mr. Schmid was the Chairman of the Board and Chief Executive Officer of
     GCAP from March 1997 through December 15, 1998 and President of GCAP from
     August 1996 through December 1998.

     Employment Agreements

     Effective as of January 1, 1999, we entered into an employment agreement with Martin A. Sumichrast which will expire on December 31, 2004, and will renew for a period of five years following the expiration date, unless contrary notice is given by either party. We also entered into an employment agreement, effective as of January 1, 1999, with Mr. McNeil, which will expire on December
31, 2002, unless contrary notice is given by either party. The annual salaries for Mr. Sumichrast and Mr. McNeil were initially fixed at $240,000 and $120,000, respectively, with such

subsequent increases in salary during the term of their respective agreements as may be determined by our Board of Directors. Messrs. Sumichrast and McNeil are
each eligible to receive a quarterly performance bonus of up to 1 percent and1/4of 1 percent, respectively, of total revenue of GCAP in excess of
$6,000,000 per quarter. As an inducement for entering into each of their respective employment agreements, we agreed to sell 200,000 shares and 50,000 shares at $3.50 and $3.00 per share of our common stock, respectively, to Mr.
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

     Option/SAR Grants

     During the fiscal year ended March 31, 2000, except as indicated under the heading "--Director Compensation" on page 66 of this amended report, there were no grants to any of the named executive officers of directors of options, stock appreciation rights or similar instruments. On December 23, 1998, our board of directors granted stock options to Messrs. Sumichrast, McNeil and Kossner, pursuant to which, Messrs. Sumichrast and Kossner are each entitled for 10 years to purchase 75,000 shares of our common stock at $4.00 per share and Mr. McNeil is entitled for 7 years to purchase 50,000 shares of our common stock at $4.00 per share. During the fiscal year ended March 31, 1998, there were no grants to any of the named executive officers or directors of options, stock appreciation rights or similar instruments.

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

     Fiscal Year-End Option/SAR Values

               Aggregated Option/SAR Exercises in Last Fiscal Year
                      And Fiscal Year-End Option/SAR Values

                                                       Number of Securities    Value of Unexercised
                                                      Underlying Unexercised       In-The-Money
                        Shares Acquired     Value     Options/SARs at FY-End     Options/SARs at
                        on Exercise (#)    Realized      (#) Exercisable/      FY-End($) Exercisable/
       Name                                  ($)          Unexercisable            Unexercisable
       (a)                   (b)             (c)               (d)                     (e)
----------------------  ----------------  ---------- ------------------------ -----------------------

Martin A. Sumichrast          -               -              0/75,000                   -
Kevin D. McNeil               -               -              0/50,000                   -

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

o    each of our executive officers and directors named on pages 1-2 of this amended report, and

o    all of our officers and directors as a group.

     Except as otherwise noted, the persons named in the table below do not own any other shares of our capital stock and have sole voting and investment power with respect to all shares beneficially owned by them. As of July 28, 2000
10,430,839 shares of voting stock were outstanding, consisting solely of shares of our common stock.

                                                                                               Percentage of
                                                                               Number of        Outstanding
       Name and Address (1)                  Position Held                   Shares Owned         Shares
  ------------------------------- -------------------------------------  -------------------- ----------------

  Martin A. Sumichrast (2)        Chairman of the Board, President,
                                  Chief Executive Officer and Director       1,205,000            11.31%

  Kevin D. McNeil (3)             Executive Vice President,
                                  Secretary, Treasurer and Chief
                                  Financial Officer                            160,078             1.51%

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

Item 12. Certain Relationships and Related Transactions

     See "Executive Officer Compensation--Employment Agreements" on page 62 of this amended report, and see pages 62, 64, 65, and 66 for information concerning stock option grants to related persons.

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

          See Index to Exhibits on pages 71 - 73 of this Annual Report.

     Reports on Form 8-K

          Global Capital Partners,  Inc. filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURE

     In accordance  with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this  amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       GLOBAL CAPITAL PARTNERS INC.
            (Registrant)

By:  /s/ Kevin D. McNeil                                November 2, 2001
               Kevin D. McNeil                                Date
  Executive Vice President, Treasurer, Chief Financial
       Officer and Secretary

                                INDEX TO EXHIBITS

Exhibit No.                  Description                                        Page

(2.1)     Agreement and Plan of Merger dated May 14, 1998 by and among Global
          Capital Partners, Inc (formerly, Eastbrokers International
          Incorporated), East Merger Corporation, Cohig & Associates, Inc., and
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
          Global Capital Partners, Inc. and Beheer- En Beleggingsmaatschappij
          Hedera B.V., a company incorporated and existing under the laws of the
          Netherlands (incorporated by reference to the Global Capital Partners,
          Inc. Current Report on Form 8-K filed on June 29, 2000).

(2.6)     Share Purchase Agreement, dated as of June 14, 2000, by and between
          Global Capital Partners, Inc. and Beheer- En Beleggingsmaatschappij
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
          No. 0-26202)).

(21.1)    *Subsidiaries of Global Capital Partners, Inc.

(27)      *Financial Data Schedule (Electronic Filing Only).

   ----------------

     *Filed herewith.

