Form 10QSB/A
period 2000-06-30
GLOBAL CAPITAL PARTNERS INC
filed 2001-11-07
CIK 899627

===============================================================================

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

                                 (704) 643-8220
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

                                Explanatory Note

     The undersigned registrant hereby amends portions of Part I, Item 1,
Financial Statements and Part I, Item 2, Management's Discussion and Analysis or
Plan of Operation of its Form 10-QSB for the quarterly period ended June 30,
2000. The amendments effected hereby are to accurately report certain changes to the consolidated statements of financial condition, operations, and cash flows and to notes 1 and 2 of the notes to consolidated financial statements and to further clearly reflect the registrant's financial position for the quarterly period ended June 30, 2000.

                          GLOBAL CAPITAL PARTNERS, INC.

                              Index to Form 10-QSB

                                                                           Page
    Part I-- FINANCIAL INFORMATION
        Item 1. Financial Statements
           Historical Financial Statements
               Consolidated Statement of Financial Condition
                  as of June 30, 2000.....................................   2
               Consolidated Statements of Operations
                  Quarterly Periods Ended June 30, 2000 and 1999..........   3
               Consolidated Statements of Cash Flows
                  Quarterly Periods Ended June 30, 2000 and 1999..........   4
               Notes to Consolidated Financial Statements.................   6
        Item 2. Management's Discussion and Analysis or
                Plan of Operation.........................................  12

    Part II-- OTHER INFORMATION

                         Part I - FINANCIAL INFORMATION
Financial Statements

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                  Consolidated Statement of Financial Condition

                      (In thousands, except share amounts)

                                                        June 30,
                                                          2000
                                                    ----------------
                                                     (As restated)

ASSETS
     Cash and cash equivalents                      $      1,491
     Receivables
         Broker dealers                                    3,724
         Other                                             1,253
     Securities owned, at value                           12,491
     Notes receivable                                     25,500
     Furniture and equipment, at cost
         (net of accumulated depreciation
         and amortization of $738)
                                                           1,435
     Deferred taxes                                          442
     Goodwill, net                                         3,408
     Other assets and deferred amounts                       638
                                                    ----------------
         Total Assets                               $     50,382
                                                    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Compensation, benefits, and related taxes      $      1,992
     Securities sold not yet purchased, at value             588
     Accounts payable and accrued expenses                 4,201
     Other liabilities and deferred amounts                  286
                                                    ----------------
                                                           7,067

     Long-term borrowings                                  2,500
                                                    ----------------
         Total liabilities                                 9,567
                                                    ----------------
     Minority interest in consolidated
        subsidiaries                                  (86)
                                                    ----------------
     Commitments and contingencies
     Shareholders' equity
         Preferred stock; $.01 par value;
            10,000,000 shares authorized;
            no shares issued and outstanding
            at June 30, 2000                                   -

         Common stock; $.05 par value;
            25,000,000 shares authorized;
            10,460,839 shares issued and
            outstanding at June 30, 2000                     523
         Paid-in capital                                  45,884
         Accumulated deficit                           (4,140)
         Notes receivable - common stock
           and warrants                                (1,366)
                                                    ----------------
              Total shareholders' equity                  40,901
                                                    ----------------
              Total Liabilities and
                  Shareholders' Equity              $     50,382
                                                    ================

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)
                      Consolidated Statements of Operations

                    (In thousands, except per share amounts)

                                                 For the Quarters Ended
                                                        June 30,
                                         ---------------------------------------
                                               2000                   1999
                                         -----------------     -----------------
                                          (As restated)          (As restated)

Revenues
     Commissions                           $       5,706         $       5,604
     Investment banking                              633                 1,085
     Interest and dividends                          143                    60
     Principal transactions, net
         Trading                                   1,046                   987
         Investment                                  894                    40
     Other                                           567                   685
                                           --------------        --------------
              Total revenues                       8,989                 8,461
                                           --------------        --------------
Costs and expenses
     Compensation and benefits                     5,373                 6,095
     Brokerage, clearing, exchange
        fees and other                             1,353                   522
     General and administrative                      578                   416
     Occupancy                                       415                   511
     Communications                                  345                   388
     Office supplies and expense                     269                   112
     Consulting fees                                 205                    97
     Interest                                         80                   120
     Depreciation and amortization                   125                    63
                                           --------------        --------------
         Total costs and expenses                  8,743                 8,324
                                           --------------        --------------
Income before benefit for income taxes
     and minority interest in earnings
     of subsidiaries                                 246                   137
Benefit for income taxes                             290                     -
Minority interest in earnings of
     subsidiaries                                     47                     -
                                           --------------        --------------
         Income from continuing
           operations                                583                   137
Discontinued operations
     Income (loss) from discontinued
       operations, net of income taxes         (189)                  320
     Gain on sale of discontinued
       operations, net of income taxes             1,958                     -
                                           --------------        --------------
         Income from discontinued
           operations                              1,769                   320
                                           --------------        --------------
Net income                                 $       2,352         $         457
                                           --------------        --------------
Weighted average number of common
  shares outstanding
     Basic                                    10,420,498             4,800,551
                                           --------------        --------------
     Diluted                                  11,791,720             4,800,551
                                           --------------        --------------
Income from continuing operations
  per share
     Basic                                 $        0.06         $        0.03
                                           --------------        --------------
     Diluted                               $        0.05         $        0.03
                                           --------------        --------------
Income from discontinued operations
  per share
     Basic                                 $        0.17         $        0.07
                                           --------------        --------------
     Diluted                               $        0.15         $        0.07
                                           --------------        --------------
Net income per share
     Basic                                 $        0.23         $        0.10
                                           --------------        --------------
     Diluted                               $        0.20         $        0.10
                                           --------------        --------------

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                        For the Quarters Ended
                                                               June 30,
                                                      --------------------------
                                                         2000            1999
                                                      -----------     ----------
                                                                    (As restated)

Cash flows from operating activities
   Net income from continuing operations              $      246      $      137
   Adjustments to reconcile net income
     to net cash (used in) operating
     activities from continuing operations:

        Depreciation and amortization                        125              63
        Minority interest in earnings of subsidiaries  (47)              -
        Deferred taxes                                 (290)              -
        Other                                          (17)      (10)
     Changes in operating assets and liabilities
        Receivables                                        3,568             831
        Securities owned, at value                     (3,180)      (2,049)
        Other assets                                   (91)            213
        Compensation, benefits and related taxes       (3,114)            247
        Securities sold, not yet purchased                   350       (650)
        Accounts payable and accrued expenses              2,655       (121)
        Other liabilities                              (316)            748
                                                      -----------     -----------
Net cash (used in) operating activities from
  continuing operations                                (111)      (591)
Net cash (used in) discontinued operations             (983)      (1,378)
                                                      -----------     -----------
Net cash (used in) operating activities                (1,094)      (1,969)
                                                      -----------     -----------
Cash flows from investing activities
     Net (payments for)
         Capital expenditures                          (398)      (286)
                                                      -----------     -----------
Net cash (used in) investing activities                (398)      (286)
                                                      -----------     -----------
Cash flows from financing activities
     Net proceeds from (payments for)
         Issuance of common stock                          1,079              41
         Proceeds from borrowings                              -           4,071
         Repayments of borrowings                      (380)      (1,250)
                                                      -----------     -----------
Net cash provided by financing activities                    699           2,862
                                                      -----------     -----------

Increase (decrease) in cash and cash equivalents       (793)            607

Cash and cash equivalents, beginning of period             2,284             712
                                                      -----------     -----------

Cash and cash equivalents, end of period              $    1,491      $    1,319
                                                      ===========     ===========

Supplemental disclosure of cash flow information
       Cash paid for income taxes                     $        -      $        -
                                                      ===========     ===========
       Cash paid for interest                         $       80      $      120
                                                      ===========     ===========

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                Consolidated Statements of Cash Flows (continued)

                                 (In thousands)

                                                      For the Quarters Ended
                                                             June 30,
                                                   -----------------------------
                                                       2000            1999
                                                   -----------    --------------

Supplemental disclosure of cash flow information

     Non-cash transactions

        In June 2000, the Company sold its
        European operations in exchange for
        $2,000 in equity securities and
        notes receivable totaling
        $25,500.  The total sales price
        was $27,500.

              Equity securities received, at
               market value                        $    2,000      $        -
              Notes receivable                         25,500               -
                                                  ------------     ------------

                 Total consideration received in
                 sale of European operations       $   27,500      $        -
                                                  ============     ============                                                                              =================  ==================

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware corporation)

                   Notes to Consolidated Financial Statements
                  For the Quarterly Period Ended June 30, 2000

                                   (Unaudited)

1.   Interim Reporting

     The financial statements of Global Capital Partners, Inc., its U.S.
     subsidiaries and European subsidiaries through the date of disposition
     (collectively, "Global Capital Partners" or the "Company") for the
     quarterly period ended June 30, 2000 have been prepared by the Company, are unaudited, and are subject to year-end adjustments.  These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

     The notes accompanying the consolidated financial statements in  the
     Company's Annual Report on Form 10-KSB as amended for the year ended March
     31, 2000 include accounting policies and additional information pertinent to an understanding of these interim financial statements.

2.   Summary of Significant Accounting Policies

         Organization and Basis of Presentation

     The consolidated financial statements include Global Capital Partners,
     Inc., its U.S. subsidiaries, and European subsidiaries through the date of disposition. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

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

             Notes to Consolidated Financial Statements (continued)
                  For the Quarterly Period Ended June 30, 2000

                                   (Unaudited)

2.   Summary of Significant Accounting Policies (continued)

         Goodwill (continued)

     the estimated future undiscounted cash flows of the entity acquired, impairment is measured by comparing the carrying value of goodwill to estimated fair value.  Estimated fair value is determined based on the viability of the underlying entity acquired on a stand-alone basis, discounted cash flows, or appraisals.

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

         Sutton Online

     In addition to our growing US investment banking and brokerage presence, the Company purchased a majority interest in SuttonOnline, Inc.
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

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                  For the Quarterly Period Ended June 30, 2000

                                   (Unaudited)

5.   Discontinued Operations

     The Company decided to sell its interest in Eastbrokers Beteiligungs AG and on June 14, 2000 entered into agreements with certain non-related entities to sell such subsidiaries for $27,500,000 consisting of equity securities valued at $2,000,000 and notes of $25,500,000.  As of the date of sale, the foreign subsidiaries' net assets and costs of disposal were approximately
     $24,311,000.

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

                   Part I-- FINANCIAL INFORMATION (continued)

            Management's Discussion and Analysis or Plan of Operation

     Certain information set forth in this report under this caption
"Management's Discussion and Analysis or Plan of Operation" includes "forward-
looking statements" within the meaning of the Private Securities Litigation
Reform Act of 1995. In addition, from time to time, we may publish
"forward-looking statements" within the meaning of Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of
1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "budgeted", "anticipate", "project", "estimate",
"expect", "may", "believe", "potential" and other similar statements are intended to be among the statements that are considered "forward-looking"
statements. Readers are cautioned not to place undue reliance on these forward-
looking statements, which are made as of the date hereof. The Private Securities
Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii)
fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates,
(vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii)
competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by us, (xi) significant and rapid changes in technology which could negatively affect our internet related projects and (xii) the risks and uncertainties set forth under the caption "Risk
Factors" which appears in Item 1 of our Annual Report on Form 10-KSB as amended for the fiscal year ended March 31, 2000 (the "Report"). We undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

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

     For the quarterly period ended June 30, 2000, we generated consolidated revenues in the amount of $8,989,000, compared to $8,461,000, for the quarterly period ended June 30, 1999, as restated. Our total revenues for the quarterly period ended June 30, 2000, are higher than the previous periods due to increases in overall commission and trading revenue. Revenue for the quarterly period ended June 30, 2000, as compared to the prior year's quarter was also higher due to the inclusion of Global Capital Markets and Sutton Online. Global
Capital Markets and Sutton Online generated approximately $2,161,000 and
$591,000, respectively of revenues for the quarterly period ended June 30, 2000.
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
For the quarterly period ended June 30, 2000, Global Capital Markets and Sutton
Online incurred costs and expenses of $1,759,000 and $705,000, respectively. For the quarterly period ended June 30, 2000, EBI Securities incurred costs and expenses of approximately $5,859,000 compared with costs and expenses of approximately $7,969,000 from the same period of a year earlier.

     We are reporting consolidated net income for the quarterly period ending
June 30, 2000 of $2,352,000 compared to a consolidated net income of $457,000 for the comparable period of the prior year. The net income in the current year includes a one-time gain on the sale of our European operations of $1,958,000, net of income taxes.

     On June 30, 2000, we had total assets of $50,382,000, and total liabilities of $9,567,000, compared to $29,400,000, and $10,471,000, respectively, on June
30, 1999, as restated.

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

     In June 2000, Sutton Online Europe acquired a majority interest in Total
Online s.r.o. and a minority interest in Total Solutions s.r.o. in exchange for a combined total of 10 percent of the issued and outstanding shares of Sutton
Online Europe. At the time of this acquisition, Sutton Online Europe was a newly formed holding company and had only minimal value. There was no significant consideration paid or exchanged to acquire these interests.  The fiscal year-end of the Company's European subsidiaries and equity investments is
December 31. These subsidiaries and equity investments are included on the basis of closing dates that precede the Company's closing date by three months.

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

     Jack G. Larsen, as receiver for Southwest Income, Trust Advantage Income
Trust and Investors Trading Trust v. Cohig and Associates, Inc. et al., Maricopa
County Superior Court, Arizona, Case No. CV 98-20281. Plaintiff commenced this action against EBI Securities Corporation and one of its brokers in December
1998 (and process was served on EBI Securities Corporation in January 1999)
seeking damages in excess of $8 million against EBI Securities Corporation as well as an accounting of funds allegedly in possession of EBI Securities
Corporation. Plaintiff, who apparently has been appointed receiver for three trusts, alleges that customer accounts established at EBI Securities Corporation by third parties contained funds that actually belonged to the trusts, and that
EBI Securities Corporation negligently failed to supervise its employees, in failing to determine that the third parties' trading activities, which allegedly resulted in significant trading losses, were in violation of the terms of agreements between the third parties and the Trusts. Plaintiff also contends that EBI Securities Corporation has in its possession and has wrongfully refused to return approximately $270,000 belonging to the trusts. This case is presently scheduled for trial in October, 2000. EBI Securities Corporation has filed a motion for summary judgment. EBI Securities Corporation believes that it has meritorious defenses and intends to vigorously defend against Plaintiff's claims.

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

                                      None

                          Defaults on Senior Securities

                                      None

               Submission of Matters to a Vote of Security Holders

                                      None

                                Other Information

                                      None

                        Exhibits and Reports on Form 8-K

a.       Exhibits
         None.

b.       There were two reports on Form 8-K filed during the quarterly period ended June 30, 2000, incorporated by reference to the Current Reports on Form 8-K dated April 7, 2000 and June 29, 2000 (File No. 000-26202).

                                   SIGNATURE

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

Dated:  November 2, 2001

