Form 10QSB/A
period 2000-09-30
GLOBAL CAPITAL PARTNERS INC
filed 2001-11-07
CIK 899627

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

                                Explanatory Note

     The undersigned registrant hereby amends portions of Part I, Item 1,
Financial Statements and Part I, Item 2, Management's Discussion and
Analysis or Plan of Operation of its Form 10-QSB for the quarterly period ended September 30, 2000. The amendments effected hereby are to accurately report certain changes to the consolidated statements of financial condition, operations, and cash flows and to notes 1 and 2 of the notes to consolidated financial statements and to further clearly reflect the registrant's financial position for the quarterly period ended
September 30, 2000.

                         GLOBAL CAPITAL PARTNERS, INC.

                              Index to Form 10-QSB

   Part I-- FINANCIAL INFORMATION                                           Page
        Item 1. Financial Statements
           Historical Financial Statements
               Consolidated Statement of Financial
                 Condition as of September 30, 2000.......................... 2
               Consolidated Statements of Operations
                  Quarterly and Six Month Periods Ended
                  September 30, 2000 and 1999...............................  3
               Consolidated Statements of Cash Flows
                  Six Month Periods Ended September 30,
                  2000 and 1999.............................................  4
               Notes to Consolidated Financial Statements...................  6
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
Financial Statements

                            GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

                Consolidated Statement of Financial Condition

                      (In thousands, except share amounts)

                                                               September 30,
                                                                   2000
                                                           ---------------------
                                                               (As Restated)
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
     Furniture and equipment, at cost
     (net of accumulated depreciation
         and amortization of $817)
                                                                   1,830
     Deferred taxes                                                  442
     Goodwill, net                                                 3,362
     Other assets and deferred amounts                               938
                                                          ---------------------
         Total Assets                                           $ 49,320
                                                          ---------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
     Compensation, benefits, and related taxes                  $  1,946
     Securities sold not yet purchased, at value                     250
     Accounts payable and accrued expenses                         4,448
     Other liabilities and deferred amounts                          957
                                                          ---------------------
                                                                   7,601

     Long-term borrowings                                          2,500
                                                          ---------------------
         Total liabilities                                        10,101
                                                          ---------------------
     Minority interest in consolidated subsidiaries                 (139)
                                                          ---------------------
     Commitments and contingencies
     Shareholders' equity
            Preferred stock; $.01 par value;
             10,000,000 shares authorized;
             no shares issued and outstanding
             at September 30, 2000                                    -

            Common stock; $.05 par value;
             25,000,000 shares authorized;
             10,460,839 shares issued and
             outstanding at September 30, 2000
                                                                     523
         Paid-in capital                                          45,884
         Accumulated deficit                                      (5,632)
         Notes receivable - common stock and warrants             (1,417)
                                                          ---------------------
              Total shareholders' equity                          39,358
                                                          ---------------------
              Total Liabilities and Shareholders' Equity        $ 49,320
                                                          ---------------------

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

                      Consolidated Statements of Operations

                    (In thousands, except per share amounts)

                                            For the Quarterly Period          For the Six Months
                                              Ended September 30,             Ended September 30,
                                      --------------------------------  --------------------------------
                                              2000       1999                2000          1999
                                                     (As Restated)       (As Restated) (As Restated)
                                      --------------------------------  --------------------------------
                                               (Unaudited)                         (Unaudited)

Revenues
    Commissions                          $  6,492        $  3,372               $ 12,198      $  8,976
    Investment banking                      2,187             667                  2,821         1,752
    Interest and dividends                    265              62                    408           122
    Principal transactions, net
       Trading                               (567)            277                    479         1,265
       Investment                             (20)          1,628                    874         1,668
    Other                                     305             778                    872         1,462
                                        ---------      ----------             ----------      --------

         Total revenues                     8,662           6,784                 17,652        15,245
                                        ---------      ----------             ----------      --------

Costs and expenses
    Compensation and benefits               6,048           3,979                 11,420        10,074
    Brokerage, clearing,
    exchange fees and other                 1,569             451                  2,922           973
    General and administrative                761             391                  1,263           806
    Occupancy                                 542             418                    957           930
    Communications                            299             435                    645           823
    Office supplies and expenses              459             119                    728           231
    Consulting fees                           303             130                    584           227
    Interest                                   76             161                    155           281
    Depreciation and amortization             125              72                    250           135
                                        ---------      ----------             ----------      --------
         Total costs and expenses          10,182           6,156                 18,924        14,480
                                        ---------      ----------             ----------      --------
 Income (loss) before benefit for
    income taxes and minority
    interest in earnings of
    subsidiaries                          (1,520)             628                 (1,272)         765
Benefit for income taxes                      -                -                     290            -
Minority interest in earnings
    of subsidiaries                           28               -                      74            -
                                        ---------      ----------             ----------      --------

         Income (loss) from
         continuing operations            (1,492)             628                   (908)          765
                                        ---------      ----------             ----------      --------

Discontinued operations
    Income (loss) from
    discontinued operations                -                 (293)                  (189)           27
    Gain on sale of
    discontinued operations                -                 -                     1,958            -
                                        ---------      ----------             ----------      --------
         Income (loss) from
         discontinued operations           -                 (293)                 1,769            27
                                        ---------      ----------             ----------      --------
Net income (loss)                        $ (1,492)       $    335                $   861       $   792
                                        ---------      ----------             ----------      --------
Weight average number of
  common shares outstanding
    Basic                              10,460,839       5,206,750             10,440,789     5,206,750
                                        ---------      ----------             ----------      --------
    Diluted                            11,832,061       5,206,750             11,812,011     5,206,750
                                        ---------      ----------             ----------      --------
Income (loss) from continuing
  operations per share
    Basic                                $(0.14)         $   0.12                $ (0.09)      $  0.14
                                        ---------      ----------             ----------      --------
    Diluted                              $(0.13)         $   0.12                $ (0.08)      $  0.14
                                        ---------      ----------             ----------      --------
Income (loss) from discontinued
  operations per share
    Basic                                $  -            $  (0.06)               $  0.17       $  0.01
                                        ---------      ----------             ----------      --------
    Diluted                              $  -            $  (0.06)               $  0.15       $  0.01
                                        ---------      ----------             ----------      --------
Net income (loss) per share
    Basic                                $ (0.14)        $   0.06                $  0.08       $  0.15
                                        ---------      ----------             ----------      --------
    Diluted                              $ (0.13)        $   0.06                $  0.07       $  0.15
                                        ---------      ----------             ----------      --------

                See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                     For the Six Months Ended
                                                           September 30,
                                                   ----------------------------

                                                       2000            1999
                                                   --------------   -----------
                                                                  (As Restated)

Cash flows from operating activities
     Net income (loss) from
      continuing operations                        $   (908)         $    765
     Adjustments to reconcile
      net income (loss) to net
      cash provided by (used in)
      operating activities from
      continuing operations:

          Depreciation and amortization                 250               135
           Minority interest in earnings
           of subsidiaries                              (74)               -
          Deferred taxes                               (290)               -
          Other                                         (94)              (26)
          Changes in operating assets
           and liabilities
                Receivables                           3,389             1,463
                Securities owned, at value           (2,209)           (1,860)
                Other assets                           (393)              286
                Compensation, benefits
                 and related taxes                   (3,161)             (318)
                Securities sold, not
                 yet purchased                           12              (755)
                Accounts payable and
                 accrued expenses                     2,904              (182)
                Other liabilities                       354               564
                                                 ----------------   -----------

Net cash provided by (used in)
 operating activities from
 continuing operations                                 (220)               72
Net cash (used in) discontinued operations           (1,319)           (2,215)
                                                 ----------------   -----------
Net cash (used in) operating activities              (1,539)           (2,143)
                                                 ----------------   -----------
Cash flows from investing activities
     Net proceeds from (payments for)
         Capital expenditures                          (846)             (451)
                                                 ----------------   -----------
     Net cash provided by (used in)
         investing activities                          (846)             (451)
                                                 ----------------   -----------
Cash flows from financing activities
     Net proceeds from (payments for)
         Issuance of common stock                     1,079                41
         Proceeds from borrowings                       -               4,071
         Repayments of borrowings                      (380)           (2,054)
                                                 ----------------   -----------
Net cash provided by financing activities               699             2,058
                                                 ----------------   -----------
Decrease in cash and cash equivalents                (1,686)            (536)
Cash and cash equivalents, beginning of period        2,284               712
                                                 ----------------   -----------
Cash and cash equivalents, end of period           $    598          $    176
                                                 ----------------   -----------

Supplemental disclosure of cash flow
 information
       Cash paid for income taxes                  $      -          $     -
                                                 ----------------   -----------
       Cash paid for interest                      $    155          $    281
                                                 ----------------   -----------

                See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                Consolidated Statements of Cash Flows (continued)

                                 (In thousands)
                                                   For the Six Months Ended
                                                          September 30,
                                                    ------------------------
                                                       2000            1999
                                                   --------------   -----------

Supplemental disclosure of cash
 flow information

     Non-cash transactions

        In June 2000, the Company
         sold its European operations
         in exchange for
         $2,000 in equity securities
         and notes receivable totaling
         $25,500.  The total sales
         price was $27,500.

              Equity securities received,
               at market value                        $ 2,000          $  -
              Notes receivable                         25,500             -
                                                   --------------   -----------

                 Total consideration received
                  in sale of European operations      $27,500          $  -
                                                   ==============  ============

                See notes to consolidated financial statements.

                         GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware corporation)

                   Notes to Consolidated Financial Statements
                For the Quarterly Period Ended September 30, 2000

                                   (Unaudited)

1.Interim Reporting

     The financial statements of Global Capital Partners Inc., its U.S.
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

2.Summary of Significant Accounting Policies

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

                         GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                For the Quarterly Period Ended September 30, 2000

                                   (Unaudited)

2.Summary of Significant Accounting Policies (continued)

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

     Securities classified as available for sale are carried at fair value with unrealized gains and losses reported as a separate component of stockholders'equity. Realized gains and losses on these securities are determined on a specific identification basis and are included in earnings.

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

                         GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                For the Quarterly Period Ended September 30, 2000

                                   (Unaudited)

2.Summary of Significant Accounting Policies (continued)

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

                         GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                For the Quarterly Period Ended September 30, 2000

                                   (Unaudited)

2.Summary of Significant Accounting Policies (continued)

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

3.Acquisitions

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

                         GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                For the Quarterly Period Ended September 30, 2000

                                   (Unaudited)

3.Acquisitions  (continued)

         Global Capital  Securities Corporation (formerly, EBI Securities
         Corporation) (continued)

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

4.Short-Term Borrowings

     The Company meets its short-term financing needs through lines of credit with financial institutions, advances from affiliates, and by entering into repurchase agreements whereby securities are sold with a commitment to repurchase at a future date.

                         GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                For the Quarterly Period Ended September 30, 2000

                                   (Unaudited)

5.Short-Term Borrowings (continued)

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

5.Discontinued Operations

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

6.Commitments and Contingencies

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

     During the most recent fiscal year, we continued our acquisition strategy by acquiring approximately 48 percent of the outstanding common stock of
MoneyZone.com, all of the outstanding ownership interests of Global Capital
Markets, LLC (then, The JB Sutton Group, LLC), an investment banking and brokerage firm, and 55 percent of the outstanding ownership interests of Sutton
Online, Inc. (then, Sutton Online, LLC), an online trading company. See
"Acquisitions and Dispositions During the Fiscal Year" on this page. We have continued to grow our assets under management, our commission revenue, underwriting fees, and distribution capabilities and remain committed to our mission of building, through acquisitions and strategic alliances, a highly successful, global, middle-market, investment banking and securities firm. We also believe that the rapid development of the internet and technological revolution will have a significant and lasting impact on the financial services industry. We have actively positioned ourselves, in less than one year, to participate in this new medium. We believe that our ability to respond quickly and capitalize on upcoming financial opportunities, such as the creation, incubation and capitalization of MoneyZone.com could lead to significant new opportunities for us.

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

     In January 2000, Sutton Online, Inc. signed an agreement with ECN Access
Europe, S.A. to provide our trading platform to its customers for the purpose of routing trades in U.S. stocks by European institutional investors through our system. After delays in the direct digital order routing system implemented by
ECN Access Europe, S.A., Sutton Online, Inc. has begun to route orders for ECN
Access Europe.

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

     We are reporting consolidated loss from continuing operations for the quarterly and six month periods ending September 30, 2000 of ($1,520,000) and
($1,272,000), respectively compared to consolidated income from continuing operations of $628,000 and $765,000 for the quarterly and six month periods ended September 30, 1999. The income from continuing operations for the quarterly and six month periods ended September 30, 1999 includes the one time gain from the sale of a portion of our interest in MoneyZone of $925,000. After adjusting for the effects of the one time gain from our sale of MoneyZone, our results from continuing operations were net losses of ($297,000) and ($160,000)
for the quarterly and six month periods ended September 30, 1999, respectively.
Our current period losses are primarily attributable to the proprietary trading losses sustained and costs and expenses associated with the expansion of our New
York offices of approximately $550,000.

     We are reporting consolidated net income (loss) for the quarterly and six month periods ending September 30, 2000 of ($1,492,000) and $861,000, respectively compared to consolidated net income of $335,000 and $792,000 for the quarterly and six month periods ended September 30, 1999. The net income for the six months ended September 30, 2000 includes the one time gain on the sale of our European operations of $1,958,000, net of taxes. The net income for the quarterly and six month periods ended September 30, 1999 includes the one time gain from the sale of a portion of our interest in MoneyZone of $925,000.

     On September 30, 2000, we had total assets of $49,320,000, and total liabilities of $10,101,000, compared to $28,320,000, and $8,752,000, respectively, on September 30, 1999, as restated.

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

     Global Capital Securities Corporation also is involved in an arbitration proceeding related to the National Family Care Life Insurance Company litigation entitled National Family Care Life Insurance Co. v. Pauli Company, Inc., et
al., NASDR Case No.96-02673 (the "Arbitration"). The Arbitration panel entered an award against Global Capital Securities Corporation in July 1998 in
favor of third-party plaintiff Pauli & Company, Inc. of approximately $370,000, which was significantly below the initial award sought by Pauli & Company, Inc.
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

