Form 10QSB/A
period 2000-12-31
GLOBAL CAPITAL PARTNERS INC
filed 2001-11-07
CIK 899627

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

================================================================================

                                Explanatory Note

     The undersigned registrant hereby amends portions of Part I, Item 1,
Financial Statements and Part I, Item 2, Management's Discussion and Analysis or
Plan of Operation of its Form 10-QSB for the quarterly period ended December 31,
2000. The amendments effected hereby are to accurately report certain changes to the consolidated statements of financial condition, operations, and cash flows and to notes 1 and 2 of the notes to consolidated financial statements respectively, and to further clearly reflect the registrant's financial position for the quarterly period ended December 31, 2000.

                          GLOBAL CAPITAL PARTNERS, INC.

                              Index to Form 10-QSB

                                                                            Page
    Part I-- FINANCIAL INFORMATION
        Item 1. Financial Statements
           Historical Financial Statements
               Consolidated Statement of Financial Condition
                  as of December 31, 2000..................................   2
               Consolidated Statements of Operations
                  Quarterly and Nine Month Periods Ended
                  December 31, 2000 and 1999...............................   3
               Consolidated Statements of Cash Flows
                  Nine Month Periods Ended December 31, 2000 and 1999......   4
               Notes to Consolidated Financial Statements..................   6
        Item 2. Management's Discussion and Analysis or Plan of Operation..  12

    Part II-- OTHER INFORMATION

                         Part I - FINANCIAL INFORMATION
Financial Statements

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

                  Consolidated Statement of Financial Condition

                      (In thousands, except share amounts)

                                                          December 31,
                                                             2000
                                                        ---------------
                                                         (As Restated)
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
     Furniture and equipment, at cost
         (net of accumulated depreciation
         and amortization of $817)
                                                                1,679
     Deferred taxes                                               152
     Goodwill, net                                              3,324
     Other assets and deferred amounts                          1,728
                                                           -----------
         Total Assets                                      $   41,217
                                                           -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
     Short-term borrowings                                 $    1,478
     Compensation, benefits, and related taxes                    989
     Securities sold not yet purchased, at value                  171
     Accounts payable and accrued expenses                      4,178
     Other liabilities and deferred amounts                     1,216
                                                           -----------
                                                                8,032

     Long-term borrowings                                       2,083
                                                           -----------
         Total liabilities                                     10,115
                                                           -----------
     Minority interest in consolidated subsidiaries         (448)
                                                           -----------
     Commitments and contingencies
     Shareholders' equity
         Preferred stock; $.01 par value;
            10,000,000 shares authorized;
            no shares issued and outstanding
            at December 31, 2000                                    -
         Common stock; $.05 par value;
            25,000,000 shares authorized;
            10,630,839 shares issued and
            outstanding at December 31, 2000                      535
         Paid-in capital                                       46,321
         Accumulated deficit                                (14,099)
         Notes receivable - common stock and warrants       (1,207)
                                                           -----------
              Total shareholders' equity                       31,550
                                                           -----------
              Total Liabilities and Shareholders' Equity   $   41,217
                                                           -----------

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                               For the Quarterly Period                  For the Nine Months
                                                   Ended December 31,                     Ended December 31,
                                            ------------------------------         ------------------------------
                                                2000               1999                2000              1999
                                            -----------        -----------         -----------        -----------
                                           (As Restated)      (As Restated)       (As Restated)      (As Restated)
                                                     (Unaudited)                             (Unaudited)

Revenues
    Commissions                             $    3,882         $    7,181          $   16,080        $    16,157
    Investment banking                           2,035                725               4,855              2,477
    Interest and dividends                         143                 67                 551                188
    Principal transactions, net
       Trading                               (708)             1,064           (229)             2,330
       Investment                            (4,387)               828           (3,513)             2,496
    Other                                          381                565               1,253              2,028
                                            -----------        -----------         -----------       ------------
         Total revenues                          1,346             10,430              18,997             25,676
                                            -----------        -----------         -----------       ------------

Costs and expenses
    Compensation and benefits                    4,410              7,026              15,831             17,100
    Brokerage, clearing, exchange
      fees and other                             2,178                878               5,099              1,851
    General and administrative                   1,775                313               3,037              1,117
    Occupancy                                      460                423               1,417              1,353
    Communications                                 248                537                 893              1,360
    Office supplies and expenses                   491                143               1,219                375
    Consulting fees                                526                 86               1,110                314
    Interest                                        74                179                 230                461
    Depreciation and amortization                   87                 75                 337                210
                                            -----------        -----------         -----------       ------------
         Total costs and expenses               10,249              9,660              29,173             24,141
                                            -----------        -----------         -----------       ------------
Income (loss) before benefit for
   income taxes and minority interest        (8,903)               770           (10,176)             1,535
   in earnings of subsidiaries
Benefit for income taxes                     (290)               892                   -                892
Minority interest in earnings
  of subsidiaries                                  309          (3)                383         (3)
                                            -----------        -----------         -----------       ------------
         Income (loss) from
           continuing operations             (8,884)             1,659           (9,793)             2,424
                                            -----------        -----------         -----------       ------------

Discontinued operations
    Income (loss) from discontinued
      operations                                     -                 43           (189)                70
    Gain on sale of discontinued
      operations                                     -                  -               1,957                  -
                                            -----------        -----------         -----------       ------------
         Income from discontinued
           operations                                -                 43               1,768                 70
                                            -----------        -----------         -----------       ------------
                                             (8,884)             1,702           (8,025)             2,494
  Income before extraordinary item
    Extraordinary gain on debt
           forgiveness in conjunction
           with clearing arrangement               417                  -                 417                  -
                                            -----------        -----------         -----------       ------------
Net income (loss)                           $(8,467)        $    1,702          $(7,608)       $     2,494
                                            -----------        -----------         -----------       ------------
Weighted average number of common
  shares outstanding
    Basic                                   10,536,601          5,229,457          10,472,849          5,209,010
                                            -----------        -----------         -----------       ------------
    Diluted                                 11,907,823          5,805,557          11,844,071          5,401,710
                                            -----------        -----------         -----------       ------------
Income (loss) from continuing
  operations per share
    Basic                                   $    (0.84)        $     0.32          $    (0.94)       $      0.47
                                            -----------        -----------         -----------       ------------
    Diluted                                 $    (0.75)        $     0.29          $    (0.83)       $      0.45
                                            -----------        -----------         -----------       ------------
Income from discontinued
  operations per share
    Basic                                   $        -         $     0.01          $     0.17        $      0.01
                                            -----------        -----------         -----------       ------------
    Diluted                                 $        -         $     0.01          $     0.15        $      0.01
                                            -----------        -----------         -----------       ------------
Income from extraordinary
  item per share
    Basic                                   $     0.04         $     0.33          $     0.04        $      0.48
                                            -----------        -----------         -----------       ------------
    Diluted                                 $     0.04         $     0.30          $     0.04        $      0.46
                                            -----------        -----------         -----------       ------------
Net income (loss) per share
    Basic                                   $    (0.80)        $     0.33          $    (0.73)       $      0.48
                                            -----------        -----------         -----------       ------------
    Diluted                                 $    (0.71)        $     0.30          $    (0.64)       $      0.46
                                            -----------        -----------         -----------       ------------

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                For the Nine Months Ended
                                                                      December 31,
                                                          -----------------------------------
                                                                2000               1999
                                                          ----------------    ---------------
                                                            (As Restated)       (As Restated)

Cash flows from operating activities
     Net income (loss) from continuing operations          $  (9,793)      $       2,424
     Adjustments to reconcile net income (loss)
        to net cash (used in) operating activities
        from continuing operations:

        Depreciation and amortization                                337                 210
        Minority interest in earnings of subsidiaries         (383)                  3
        Deferred taxes                                                 -         (892)
        Extraordinary item                                           417                   -
        Other                                                        117         (143)
      Changes in operating assets and liabilities
                Receivables                                        3,766                 220
                Securities owned, at value                         6,169         (3,039)
                Other assets                                  (1,180)                129
                Compensation, benefits and related taxes      (4,118)                304
                Securities sold, not yet purchased            (67)        (474)
                Accounts payable and accrued expenses              2,633                 442
                Other liabilities                                    613                 728
                                                           --------------      --------------
Net cash (used in) operating activities from
   continuing operations                                      (1,489)        (88)
Net cash (used in) discontinued operations                    (1,319)        (3,474)
                                                           --------------      --------------
Net cash (used in) operating activities                       (2,808)        (3,562)
                                                           --------------      --------------
Cash flows from investing activities
     Net proceeds from (payments for)
         Capital expenditures                                 (771)        (511)
                                                           --------------      --------------
Net cash(used in) investing activities                        (771)        (511)
                                                           --------------      --------------
Cash flows from financing activities
     Net proceeds from (payments for)
         Issuance of common stock                                  1,528                 325
         Proceeds from borrowings                                  1,194               4,603
         Repayments of borrowings                             (513)        (1,250)
                                                           --------------      --------------
Net cash provided by financing activities                         2,209               3,678
                                                           --------------      --------------
Decrease in cash and cash equivalents                         (1,370)        (395)
Cash and cash equivalents, beginning of period                     2,284                 712
                                                           --------------      --------------

Cash and cash equivalents, end of period                   $         914       $         317
                                                           --------------      --------------

Supplemental disclosure of cash flow information
       Cash paid for income taxes                          $           -       $           -
                                                           --------------      --------------
       Cash paid for interest                              $         203       $         461
                                                           --------------      --------------

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                Consolidated Statements of Cash Flows (continued)
                                 (In thousands)

                                                          For the Nine Months Ended
                                                                 December 31,
                                                        -----------------------------
                                                           2000               1999
                                                        -----------       -----------
                                                       (As Restated)     (As Restated)

Supplemental disclosure of cash flow information

   Non-cash transactions

     In June 2000, the Company sold its European
     operations in exchange for $2,000 in
     equity securities and notes receivable
     totaling $25,500. The total sales price
     was $27,500.

       Equity securities received, at market value     $       2,000     $           -
       Notes receivable                                       25,500                 -
                                                       --------------    --------------

          Total consideration received in sale of
          European operations                          $      27,500     $           -
                                                       ==============    ==============

     The Company acquired all of the capital stock
     of Global Capital Markets, LLC and acquired
     a majority interest in Sutton Online, LLC.
     In connection with the acquisitions,
     liabilities were assumed as follows:
       Fair value                                      $           -     $       4,921
       Net cash acquired                                           -                 -
       Cash paid                                                   -        (158)
       Common stock issued                                         -        (2,209)
                                                       --------------    --------------
          Net liabilities assumed on acquisitions      $           -     $       2,554
                                                       ==============    ==============

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

2.   Summary of Significant Accounting Policies

         Organization and Basis of Presentation

     The consolidated financial statements include Global Capital Partners Inc., its U.S. subsidiaries, and European subsidiaries through the date of disposition. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

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

         Legal

     The Company has been involved in ongoing litigation with regard to
     "Euro-American Insurance Company Ltd., et al. v. National Family Care Life
     Insurance Company, et al., 191st Judicial District of Dallas County,
     Texas." In April 1996, National Family Care Life Insurance Company
     ("National Family Care") commenced the above action against, among others,
     Global Capital Securities Corporation and Steve Signer, an employee of
     Global Capital Securities Corporation. In December 2000, the final claim against Global Capital Securities Corporation was settled for $550,000. As of December 31, 2000, the Company has accrued $950,000 against this settlement and other ongoing litigation.

7.   Subsequent events

         Convertible Debentures

     Subsequent to December 31, 2000 and prior to the date of this filing, the holder of convertible debentures of our affilate, MoneyZone.com, exercised its right to convert their MoneyZone.com debentures into similar debentures of the Company.

     In this exchange, the Company  issued a 5% convertible debenture in the principal amount of $3,050,000 and warrants to purchase an aggregate of
     50,000 shares of the Company's common stock at an exercise price of $5.50 per share in exchange for a 6% convertible debenture of MoneyZone.com and warrants to purchase an aggregate of 250,000 shares of MoneyZone.com common stock at an exercise price of $4.00 per share.

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

     Global Capital Securities operates primarily as a full-service retail brokerage firm focusing on individual investors. It also maintains and conducts corporate finance, proprietary research and trading activities. Global Capital
Securities provides its brokerage clients with a broad range of traditional investment products and services. Global Capital Securities also strives to distinguish itself with investors and corporate finance clients through its commitment to professional but personalized service. Its investment banking department's mission is to enhance and develop the capital structures of small to middle-market emerging growth companies through private placements, bridge financing and public offerings in order to enable the firm's corporate finance clients to capitalize on promising business opportunities, favorable market conditions, and/or late stage product development. Global Capital Securities is also active in the public finance area with offerings of public and private debt securities. This activity is complemented by a bond trading department that focuses on government, municipal and corporate obligations.

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
This group adds an additional profit center to the retail, corporate finance and equity trading divisions and also has created synergies with the other departments. As Global Capital Securities works to broaden the product base of its financial consultants and their customers, the fixed income department creates or locates new products through underwritings or independent research ideas. Additionally, the fixed income

department allows Global Capital Securities' corporate finance to capture business that would not have been previously available.

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

     Revenues. For the quarterly period ended December 31, 2000, we generated consolidated revenues in the amount of $1,346,000, compared to $10,430,000, for the quarterly period ended December 31, 1999. For the nine month period ended
December 31, 2000, we generated consolidated revenues in the amount of
$18,997,000 compared to $25,676,000 for the nine month period ended December 31,
1999. The revenue for the nine month period ended December 30, 1999 includes the one time gain from the sale of a portion of our interest in MoneyZone of
$1,950,000. After adjusting for the effects of these one time gains, our revenues were $8,480,000 for the quarterly period ended December 31, 1999 and
$23,726,000 for the nine month period ended December 31, 1999. Our total revenues for the quarterly and nine month periods ended December 31, 2000, are lower, respectively, than the same periods from a year earlier due to declines in the market value of investment and trading equity securities of approximately
$5.1 million. As an inducement for Global Capital Securities Corporation to continue negotiations towards a new clearing arrangement, Fiserv Correspondent
Clearing Services, Inc. forgave approximately $417,000 of our outstanding subordinated debt. This forgiveness of debt has been included as an extraordinary item.

     Costs and Expenses. We incurred total consolidated costs and expenses of
$10,249,000 and $29,173,000 for the quarterly and nine month periods ended
December 31, 2000 compared to $9,660,000 and $24,141,000 for the quarterly and nine month periods ended December 31, 1999. Overall, our increases in costs and expenses at our US brokerage firms were primarily related to the increased number of transactions at year end related to customer tax selling in our brokerage operations and the inclusion of Global Capital Markets and Sutton
Online for the entire quarterly and nine month periods ended December 31, 2000.
Our current quarterly period costs and expenses included additional costs associated with negative equity customer accounts of approximately $480,000, one-time customer settlements of approximately $550,000, and costs associated with the combination of our two brokerage operations of approximately $700,000.
However, our communications costs declined by $289,000 and $467,000 in the quarterly and nine month periods ended December 31, 2000, respectively, due to renegotiated contracts which were initially implemented during 1999.

     Income (Loss) from Continuing Operations. Our consolidated loss from continuing operations for the quarterly and nine month periods ended December
31, 2000 was ($8,884,000) and ($9,793,000), respectively, compared to consolidated income from continuing operations of $1,659,000 and $2,424,000 for the quarterly and nine month periods ended December 31, 1999. The income from continuing operations for the quarterly and nine month periods ended December
31, 1999 includes the one time gain from the sale of a portion of our interest in MoneyZone of $1,950,000. After adjusting for the effects of the one time gain from our sale of MoneyZone, our income from continuing operations was
($291,000) and $474,000 for the quarterly and nine month periods ended December
31, 1999, respectively. Our current quarterly period losses are primarily related to declines in the market value of investment and trading equity securities of approximately $5.1 million and additional costs associated with negative equity customer accounts of approximately $480,000, one-time customer settlements of approximately $550,000, and costs associated with the combination of our two brokerage operations of approximately $700,000.

     Net Income (Loss). Our consolidated net loss for the quarterly and nine month periods ended December 31, 2000 was ($8,467,000) and ($7,608,000), respectively, compared to consolidated net income of $1,702,000 and $2,494,000 for the quarterly and nine month periods ended December 31, 1999. The net income for the nine months ended December 31, 2000 includes the one time gain on the sale of our European operations of $2,060,000, net of taxes. The net income for the quarterly and nine month periods ended December 31, 1999 includes the one time gain from the sale of a portion of our interest in MoneyZone of $1,950,000.

     On December 31, 2000, we had total assets of $41,217,000, and total liabilities of $10,115,000, compared to $35,565,000 and $11,781,000, respectively, on December 31, 1999, as restated.

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

     In the opinion of our management, our existing capital and cash flow from operations will be adequate to meet our capital needs for at least the next 12 months in light of currently known and reasonably estimable trends. We are currently exploring our options with regards to additional debt or equity financing and there can be no assurance such financing will be available on commercially reasonable terms or at all. We recognize that with increased liquidity we may be better positioned to take advantage of potential opportunities in the markets where we maintains our operations. If we are unable to obtain any financing when needed, our business, financial condition and operating results may be materially and adversely affected. We are also currently evaluating financial and strategic options to increase stockholder value.

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

     Simultaneously with the execution of the purchase agreement, we and
Cortlandt entered into a Securities Exchange Agreement. Pursuant to the exchange agreement, we (i) granted Cortlandt the right, during the period commencing on
January 16, 2001 and ending on March 15, 2001, to exchange any unconverted portion of Cortlandt's MoneyZone.com debenture for our 5% convertible debenture in a principal amount equal to 120% of the then outstanding principal amount of the MoneyZone.com debenture and/or any unexercised portion of
Cortlandt's MoneyZone.com warrants for warrants to purchase an aggregate of
50,000 shares of our common stock and (ii) agreed to enter into a registration rights agreement with Cortlandt on the date Cortlandt exercises its exchange right.

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

                                   SIGNATURE

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

