Form 10KSB/A
period 2001-03-31
GLOBAL CAPITAL PARTNERS INC
filed 2001-11-07
CIK 899627

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                               FORM 10-KSB/A No. 1

         Mark One
              |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

              | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-26202

                          GLOBAL CAPITAL PARTNERS INC.
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
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.05 par value

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes |X|   No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. | |

State issuer's revenues for its most recent fiscal year: $19,812,000

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer, based upon the closing sale price of common stock on June 25, 2001 as reported on the Nasdaq SmallCap Market, was approximately
$6,888,600. The total number of shares of the issuer's common stock, $.05 par value, outstanding on June 25, 2001 was 13,778,133.

Transitional Small Business Disclosure Format:  Yes | |  No |X|

================================================================================

                                Explanatory Note

     The undersigned registrant hereby amends portions of Item 1, Description of
Business (Risk Factors - Operating Losses and Financial Condition), Item 5,
Market for Common Equity and Related Stockholder Matters, Item 6, Management's
Discussion and Analysis or Plan of Operation and Item 7, Financial Statements,
of its Form 10-KSB for the fiscal year ended March 31, 2001. The amendments effected hereby are to accurately report certain changes to the consolidated statements of operations, consolidated statements of cash flows, consolidated statements of financial condition and to notes 2, 4, 5, 6, 8, 9, 12, 13, 16, 17,
18, and 20 of notes to consolidated financial statements and to further clearly reflect the registrant's financial position for the fiscal year ended March 31,
2001.

                          GLOBAL CAPITAL PARTNERS INC.

                              Index to Form 10-KSB

                                     PART I

                                     PART II

         Item 5.    Market for Common Equity and Related

         Item 8.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure......................50

                                    PART III

         Item 9.    Directors and Executive Officers, Promoters and
                    Control Persons; Compliance with Section 16(a)
                    of the Exchange Act......................................51

         Item 10.   Executive Compensation...................................53

         Item 11    Security Ownership of Certain Beneficial Owners

                                      -i-

                                     PART I

Item 1.         Description of Business

Important Terms

     We use the following terms of identification to simplify the presentation of information in this Report:

     "GCAP" refers to Global Capital Partners Inc. only. GCAP is our public parent company and the issuer of the publicly traded common stock covered hereby.

     "We," "us" or "our" refer collectively to GCAP and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

     This Report contains "forward-looking statements" within the meaning of the federal securities laws. These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "anticipate," "project," "plan," "intend," "estimate," "expect," "may,"
"believe" and similar words are intended to identify the statements that are forward-looking statements. A variety of factors could cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to:

     o    transaction volume in the securities markets;

     o    the volatility of the securities markets;

     o    fluctuations in interest rates;

     o    changes in regulatory requirements which could affect the cost of doing business;

     o    general economic conditions;

     o    changes in the rate of inflation and related impact on securities markets;

     o    competition from existing financial institutions and other new participants in the securities markets;

     o    legal developments affecting the litigation experience of the securities industry;

     o    changes in federal and state tax laws which could affect the popularity of products sold by us; and

     o    those risks and uncertainties set forth below under the heading "Risk
          Factors" beginning on page 6 and in our other filings with the SEC.

     Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC's rules, we do not intend to update information contained in any of our forward-looking statements.

General

     We own and operate Global Capital Securities Corporation, a full service financial services firm. We are a Delaware corporation incorporated in 1993. Our principal executive offices are located at 6000 Fairview Road, Suite 1410,
Charlotte, North Carolina 28210, and our telephone number is (704) 643-8220.

Background

     We commenced operations in 1993 with the goal of acquiring businesses in the Czech Republic in order to take advantage of the rapid growth in business opportunities arising from the privatization of the newly-democratized Czech
Republic. From 1993 through 1996, we owned interests in a Czech hotel and a
Czech department store chain.

     In 1996, we re-evaluated our business strategy and, after considering a variety of investment opportunities, acquired Eastbrokers Beteiligungs AG, an
Austrian brokerage company with offices throughout Central and Eastern Europe.
During 1998 and 1999, we modified our business strategy for Europe in response to an overall economic downturn that impacted much of Central and Eastern
Europe. As a result, we reduced, closed or sold operations in various parts of
Central and Eastern Europe. In June 2000, due to recurring net operating losses and persistent net cash flow deficits, we disposed of this business.

     In 1997, we expanded our brokerage operations in the United States through the acquisition of an existing New York based broker-dealer. In May 1998, we acquired a Denver based investment banking firm which we subsequently renamed
Global Capital Securities Corporation. In November 1999, we acquired a New York based investment banking and brokerage firm which we subsequently renamed Global
Capital Markets, LLC. During fiscal 2001, we combined the operations of Global
Capital Securities and Global Capital Markets to form a single entity operating under the Global Capital Securities banner.

     In July 1999, we completed the merger of our majority owned subsidiary,
EBonlineinc.com, Inc. with and into CERX Venture Corporation. The name of the surviving corporation was later changed to MoneyZone.com. As a result of this transaction, we owned approximately 48 percent of MoneyZone.com. MoneyZone.com was a start-up capital formation internet portal that matched investors with entrepreneurs. During the 2000 fiscal year, we sold 19 percent of our interest and realized a profit of $3,350,000. In December 2000, MoneyZone.com discontinued its operations and abandoned its business plan. In January 2001, we acquired a convertible debenture and warrants of MoneyZone.com from a third party in exchange for the Company's convertible debenture and warrants (see Note
7 to the consolidated financial statements below). In March 2001, we entered into an agreement with MoneyZone.com pursuant to which the Company agreed to convert the debenture into a reduced number of shares of MoneyZone.com common stock and to receive all of the assets of MoneyZone.com in consideration for the remainder of the shares of common stock issuable upon full conversion of the debenture. In April 2001, the March 2001 agreement was amended and superseded in its entirety rendering it null and void. Under the terms of the April 2001 agreement, we received 100,000 shares of MoneyZone.com's Series A Preferred
Stock and 8,448,990 shares of MoneyZone.com's common stock. As a result of the conversion of this debenture pursuant to the April 2001 agreement, we own approximately 70 percent of MoneyZone.com. We are currently exploring strategic alternatives including a sale or merger for this entity which has discontinued
its operations and abandoned its business plan.

     In  November 1999, we acquired 55 percent of Sutton Online, an online trading firm. In June 2001, we and the other stockholders of Sutton Online entered into an exchange agreement with Ikon Ventures, Inc., a publicly traded corporation with no current business operations, pursuant to which the stockholders of Sutton Online will exchange all of the outstanding shares of
Sutton Online for shares of Ikon Ventures, Inc. As a result of this transaction, the stockholders of Sutton Online will own approximately 78 percent of Ikon
Ventures. Among other things, the closing of this transaction is conditioned upon our sale of approximately 46 percent of Sutton Online to third parties prior to the share exchange. If these transactions are completed, we will own approximately 5 percent of Ikon Ventures after the exchange. The share exchange is expected to be completed in August 2001.

Business Operations

     Global Capital Securities Corporation. Global Capital Securities operates
13 financial services offices in 13 cities across the United States. We own and operate 3 of these offices and the other 10 offices are franchise operations. We employ over 200 people of which approximately 160 are registered representatives. Global Capital Securities is a registered broker-dealer with the SEC and is licensed in all 50 states and the District of Columbia. It is also a member of the NASD and the SIPC. Customer accounts are insured to $100 million under the SIPC excess insurance program. Global Capital Securities operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.
Historically, an important part of Global Capital Securities' business has been acting as an underwriter in public offerings of securities. Although it has not participated in an underwriting since June 2000, Global Capital Securities has participated in the underwriting and/or co-underwriting of over $500 million in initial and secondary equity and debt offerings for over 50 U.S. public companies. Global Capital Securities retained and sold approximately $125 million of these underwritings and/or co-underwritings.

     In our franchise branches, there is generally an agreement with the branch manager(s) for a special allocation of the net profit (loss) of the office they are supervising. Global Capital Securities typically retains between 15 and 20 percent of the gross commissions earned by these branches. Personnel in these branches are employees registered with Global Capital Securities and Global
Capital Securities assumes the same compliance and regulatory obligations as in the corporate branches.

     As a securities broker, Global Capital Securities acts as an agent for its customers in the purchase and sale of common and preferred stocks, options and debt securities traded on securities exchanges or in the over-the-counter market. A major portion of its revenues is derived from commissions from customers on these transactions. Our customer transactions in securities are effected either on a cash or margin basis.

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

     Global Capital Securities operates primarily as a full-service retail brokerage firm focusing on individual investors. It also maintains and conducts corporate finance, proprietary research and trading activities. Global Capital
Securities provides its brokerage clients with a broad range of traditional investment products and services. Global Capital Securities also strives to distinguish itself with investors and corporate finance clients through its commitment to professional but personalized service. Its investment banking department's mission is to enhance and develop the capital structures of small to middle-market emerging growth companies through private placements, bridge financing and public offerings in order to enable the firm's corporate finance clients to capitalize on promising business opportunities, favorable market conditions and/or late stage product development. Global Capital
Securities also participates in the public finance area with offerings of public and private debt securities. This activity is complemented by a bond trading department that focuses on government, municipal and corporation obligations.

     Global Capital Securities is continually seeking new opportunities to create additional revenue sources and cost savings. The potential result is increased internal growth, which complements external

growth through acquisitions. Several initiatives that Global Capital Securities has undertaken in this regard follow:

     1.   Fixed Income. In December 1998, Global Capital Securities added a fixed income department. This group is responsible for the underwriting, trading, retail distribution and research of government, municipal and corporate bonds. This group adds an additional potential profit center to the retail, corporate finance and equity trading divisions and also has created synergies with the other departments. As Global Capital Securities works to broaden the product base of its financial consultants and their customers, the fixed income department creates or locates new product through underwritings or independent research ideas. Additionally, the fixed income department allows Global Capital
Securities' corporate finance department to capture business that would not have been previously available.

     2.   Asset Allocation.  Global Capital Securities has developed an in-house asset allocation program to augment the efforts of its financial consultants.
This in-house system was developed utilizing industry software which, along with additional marketing materials, is customized for Global Capital Securities'
use. This approach represents an investment strategy which is based on a Nobel
Prize winning study called "Modem Portfolio Theory," the basis of which is that people can create "optimal"-risk-vs.-return portfolios by mixing varying amounts of different asset classes according to their correlation to one another. Many market studies suggest that asset allocation, rather than individual investment selection, accounts for over 90 percent of a typical portfolio's returns. Global
Capital Securities concurs with this notion, and as a result, is educating its financial consultants to utilize the program. The results have been very favorable and Global Capital Securities has found this approach to be an effective tool for gathering more assets. Global Capital Securities believes that the new communication systems that are being implemented and which are expected to be available at the desk top level will enhance its financial consultants' ability to utilize the asset allocation model.

     3.   Managed Money.  In keeping with the changes in the securities industry,
Global Capital Securities is actively entering the field of managed-money and wrap-fee compensation arrangements in place of the more traditional fee-per-transaction approaches. In short, the managed money approach charges the client a flat annual percentage of the money managed rather than a fee for each transaction. Many people believe that this approach better aligns the investment advisor's goals with that of the client. This approach requires some additional accounting and registration procedures, both of which have been implemented by
Global Capital Securities and its applicable business partners. Global Capital
Securities intends to hire additional financial consultants with managed money experience in addition to actively re-educating its existing financial consultants.

     4.   Retail Expansion.  Currently, Global Capital Securities is focusing on filling its existing offices in order to improve efficiencies. Due to recent severe correction in the over-the-counter U.S. equity markets, several competitors of Global Capital Securities have ceased business. As a result, numerous opportunities have arisen that may result in the expansion into several additional markets. Global Capital Securities is actively pursuing these opportunities to continue the expansion of its operations on a franchise basis.

     Sutton Online Inc. Sutton Online is an online trading firm that offers trade executions, level II software and data, Internet service and training for online investors to individual investors, money managers and hedge funds. Sutton
Online also provides brokerage firms the necessary tools to offer financial products via the Internet.

     We are currently in the process of disposing of a substantial portion of our interest in Sutton Online. If this transaction, along with the exchange of all of the outstanding shares of Sutton Online common stock for shares of Ikon
Ventures common stock is completed, we will own approximately 5% of Ikon
Ventures.

     MoneyZone.com. MoneyZone.com previously operated a website which provided five primary services to its customers: the ability to apply for a commercial loan from a network of more than 100

lenders; the ability to list a business for sale; the ability to post an equity funding request; search capabilities for professional service providers; and a business toolkit with resources for business owners.

     In December 2000, MoneyZone.com announced that it terminated its operations and is currently exploring strategic alternatives for its business, including a sale or merger.

Government Regulation

     Our business, and the securities industry in general, is subject to extensive regulation at both the federal and state level, as well as by the securities industry's self-regulatory organizations. The SEC is the agency primarily responsible for administration of U.S. federal securities laws. Much of the regulation of broker-dealers, however, has been delegated by the SEC to self-regulatory organizations, primarily the NASD. The NASD has the authority to adopt rules (which are subject to approval by the SEC) for governing the industry and the NASD conducts periodic examinations to ensure compliance. The scope of broker-dealer operations of Global Capital Securities is subject to the terms of its Restriction Agreement with the NASD. In the event that Global
Capital Securities violates the terms of its Restriction Agreement or NASD rules, its NASD membership can be suspended or revoked and the NASD may impose fines upon it or censure it. Broker-dealers are also subject to regulation by state securities commissions in the states in which they are registered. Global
Capital Securities is registered in all 50 states. Global Capital Securities is also subject to the SEC's net capital rules, which require it to maintain prescribed levels of capital in order to conduct business. Global Capital
Securities maintains its capital in excess of the required minimums.

     The SEC and other governmental authorities and self-regulatory organizations have the authority to institute administrative or judicial proceedings against any entity subject to their jurisdiction, and the officers and employees of any such entity. These proceedings may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the de-registration or suspension of a broker-dealer, investment adviser or futures commission merchant, the statutory disqualification of its officers or employees or other adverse consequences, and, even if none of such actions is taken, could have a material adverse effect on the entity's perceived creditworthiness, reputation and competitiveness. Customers of ours or others who allege that they have been damaged by our violation of applicable regulations also may seek to obtain compensation from us, including the reversal of any transactions with us.

Competition

     We are engaged in a highly competitive business. Our competitors include an elite list of member organizations of the NYSE and other registered securities exchanges in North America. Nearly all of these entities have substantially greater financial resources, technical expertise and managerial capabilities than us. Discount brokerage firms affiliated with commercial banks and companies which provide electronic online trading provide additional competition. In many instances, we compete directly for customer funds with investment opportunities offered by real estate, insurance, banking and savings and loan industries. We compete principally on the basis of service, product selection, location and reputation.

Employees

     As of June 25, 2001, we had approximately 265 full-time  employees and five part-time employees. None of our employees are covered by collective bargaining agreements and we believe our relations with our employees, independent contractors and consultants are good.

Risk Factors

     You should carefully consider the following risks, together with other information contained or incorporated by reference in this Form 10-KSB as amended, before making an investment decision. We face a variety of risks in the conduct of our business, any of which could materially and adversely affect us, our business and our financial performance. Some of these risks are summarized below. This summary is not intended to be a complete list of all matters that could adversely affect us, and there are many factors beyond our control that affect us, our business and our financial performance.

     These Risk Factors have been updated to reflect our status as of November
2, 2001. They do not reflect our status as of June 29, 2001, the date of the original filing.

     We have incurred substantial operating losses which have had a significant negative effect on our liquidity and if this continues, we may be unable to meet our working capital requirements or continue as a going concern. Since our formation, we have suffered periods of substantial cash flow deficits and operating losses. The financial services industry has been severely affected by prevailing adverse market conditions. These adverse conditions were magnified by the events of September 11, 2001. As a result, we have suffered significant losses which have had a significant negative effect on our liquidity since
September 11, 2001. These losses and the corresponding effect on our liquidity present a significant risk to our stockholders. If we cannot achieve profitability or positive cash flows from operating activities, we may be unable to meet our working capital and other payment obligations. This would have a material adverse effect on our business operations, financial condition, results of operations, and the market price of our common stock. In addition, if we cannot return to sustained profitability we will be forced to sell all or part of our business, liquidate or seek to reorganize. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying accounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Should our operations be profitable in the future, it is likely that we would retain much or all of our earnings to finance growth and expansion.

     We require additional capital to continue our operations and we cannot be certain that the necessary funds will be available. Our ability to return to and maintain profitability is largely dependent on our ability to attract and retain key individuals, increase our assets under management, and to provide products and services attractive to the individual investor. These activities require working capital in excess of our current levels. If we do not have access to sufficient funds, either from our own operations or through third party financing, our ability to perform the requisite steps necessary will be severely limited. Our current available cash and our anticipated cash from operations are insufficient to fund our operations until we are able to attain profitability.
The updated audit report of our independent public accountants reflects this contingency. Accordingly, we will require third party financing in order to continue our operations. We cannot assure you that we will be able to obtain financing on terms favorable to us or at all. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our current stockholders will be reduced. Stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If we obtain additional funds by selling assets, there can be no assurance that we will be able to negotiate a favorable price for those assets or that the loss of those assets will not affect our future business prospects. If adequate funds are not available to us or available to us on satisfactory terms, we may be required to limit our operations and modify our business strategy. These actions, if taken, could increase the difficulties we face in returning to sustained profitability.

     We have received a notice of delisting from the Nasdaq Stock Market and if our common stock is delisted from the Nasdaq SmallCap Market, our stockholders may face difficulty selling our securities. In October 2001, we received notification from the Nasdaq staff that we no longer satisfied the requirements for continued listing due to insufficient net tangible assets and for public interest concerns. We have requested a hearing before the Nasdaq Listing
Qualifications Panel to directly

address these issues and to request continued listing. We can give no assurance that the Panel will grant our request for continued listing. In the event that our common stock is delisted from the Nasdaq SmallCap Market, we expect our common stock would be traded in the over-the-counter market via the Electronic
Bulletin Board or the "pink sheets." In such event, however, holders of our securities would likely encounter greater difficulty in disposing of their securities and/or obtaining accurate quotations as to the prices of their securities. This may adversely impact the market price and liquidity of our common stock.

     If our common stock is delisted from the Nasdaq SmallCap Market, transactions involving the securities may become subject to penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. The SEC has adopted regulations which generally define "penny stock"
to include any equity security other than a security that is registered on a national securities exchange, authorized for quotation on Nasdaq or has a price of $5.00 or more per share, subject to certain exceptions. Since our common stock is currently listed on the Nasdaq SmallCap Market we are exempt from the definition of penny stock at this time. If at any time our common stock is delisted from the Nasdaq SmallCap Market, transactions involving the securities may become subject to penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities. For transactions subject to penny stock rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.
Additionally, the SEC mandates a risk disclosure document relating to the penny stock market which the broker-dealer must deliver prior to any transaction involving a penny stock, unless an exemption applies. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and disclose current quotations for the securities. If the broker-dealer is the sole market-maker, the broker-dealer must also disclose this fact as well as its presumed control over the market. Finally, broker-dealers must send monthly statements disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities in the secondary market.

     If our common stock is delisted  from the Nasdaq  SmallCap  Market,  our 5%
convertible debentures may become due and payable. If our common stock is delisted or suspended from trading on the Nasdaq SmallCap Market for an aggregate of five trading days, the holder of our 5% convertible debentures may declare our 5% convertible debentures in the principal amount of $3,050,000, together with any accrued interest, immediately due and payable in cash. If we fail to pay the amount due in cash within seven trading days, the holder may elect to take payment in shares of our common stock.

     If we are compelled to repay our 5% convertible debentures upon acceleration due to our common stock being is delisted or suspended from trading from the Nasdaq SmallCap Market for an aggregate of five trading days, we do not have sufficient cash on hand to meet our current obligations and we would not be able to sustain our operations without additional funding. In this event, unless we were able to obtain immediate additional financing, we may be forced to we will be forced to sell all or part of our business, liquidate or seek to reorganize. In addition, we cannot guarantee that additional financing will be available to us on commercially reasonable or acceptable terms, on terms which would not be substantially dilutive to our stockholders, or at all.

     If we are unable to repay the holder of our 5% convertible debentures in cash and the holder elects to take payment in shares of our common stock, we would be required to issue that number of shares of our common stock equal to the $3,050,000 principal amount of the debenture plus accrued interest divided by the conversion price. The conversion price is equal to the lesser of (i)
$4.98 or (ii) 85% of the average of the lowest three closing bid prices, as reported on the principal exchange or electronic trading system on which the shares trade, for our common stock during the eighteen trading days prior to the date of conversion. Based on a conversion price of $0.31 on November 1, 2001, we would be required to issue up to 9,838,709 shares of common stock on conversion of our 5% convertible

debentures, which may result in a decline in the price of our common stock.
Since there is no lower limit on the conversion price, we would be required to issue an increasingly larger number of shares of common stock as its price declines. The conversion our 5% convertible debentures and subsequent sale of common stock to the public under this prospectus could have the further effect of exacerbating the decline or slowing increases in the price of our common stock. It could also result in additional dilution to our current stockholders.
The holders of our 5% convertible debenture could also engage in short sales of our common stock, which could contribute to a decline in its price and result in additional dilution.

     Shares eligible for future public sale by the holder of our 5% convertible debentures may adversely affect the market price of our common stock. Based on a conversion price of $0.31 on November 1, 2001, we would be required to issue up to 9,838,709 shares of common stock on conversion of our 5% convertible debentures. All of those shares can be sold publicly after issuance under registration statements filed with the SEC, or an exemption from registration.
In addition, if the price of our common stock declines, we may be required to reserve additional shares for issuance on conversion of our 5% convertible debentures. We are also required to file a registration statement with the SEC so that the holder of those additional shares can sell them publicly. If the holder of our 5% convertible debentures sells publicly a substantial number of shares issued on the conversion of our 5% convertible debentures, then the market price of our common stock could fall. It could also result in additional dilution to our current stockholders. The holder of our 5% convertible debenture could also engage in short sales of our common stock, which could contribute to a decline in its price and result in additional dilution. Public perception that those sales will occur could also adversely affect the price of our common stock. Furthermore, the existence of securities of this type often exerts downward pressure on an issuer's stock price. A decline in the price of our common stock could also impair our ability to raise capital through the sale of equity securities.

     The volatile nature of the securities business could adversely affect our financial performance. Substantially all of our revenues are derived from our financial services business. Revenues in our industry are highly susceptible to fluctuations as a result of economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. In recent months, the U.S. securities markets have fluctuated considerably. Continued severe market fluctuations exacerbated by the events of September 11, 2001 and beyond could have a material adverse effect on our business, financial condition, results of operations, and the price of our common stock. Reduced trading volume and prices have historically resulted in reduced transaction revenues. In addition, when trading volume is low, our profitability may be adversely affected because a portion of our overhead is substantially fixed.

     A volatile stock market could also adversely affect the returns we realize from our activities as a principal. As a part of our business, we often purchase, sell or short sell securities as a principal in connection with our securities trading, market making and arbitrage activities. A volatile stock market may affect our asset value and the return we realize from activities we pursue as a principal in the following ways:

o    an overall decline in stock prices reduces the market value of securities we hold in inventory as assets;

o    to the extent we hold "short" positions (i.e., have sold assets we do not own), an unanticipated increase in stock prices could expose us to substantial damages or losses if we are forced to acquire assets in the rising market to complete these "short" sales; and

o    declines in the value of any stock we hold and general illiquidity in the market make it more difficult for us to manage our portfolio because we cannot always sell our securities when we want to or otherwise  hedge our securities positions.

     From time to time we have large position  concentrations  in securities of, or commitments to, a single issuer or issuers engaged in a specific industry.
These concentrations increase our exposure to specific credit and market risks.
These types of large positions have in the past resulted and might in the future result in higher trading losses for us than would occur if our positions and activities were less concentrated.

     Because a significant portion of our revenue is derived from trading commissions, repeated or prolonged slowdowns in market trading could significantly harm our profitability. Our commission and fee revenues depend heavily on the volume, prices and liquidity of the stock market. Unstable market conditions could cause decreased market liquidity and may reduce the amount of trades we execute for our customers, which would reduce our commission revenues.
If stock market volatility negatively affects this source of revenue, our revenues would suffer.

     To the extent our customers, or counterparties in transactions with us, are more likely to suffer financial setbacks in a volatile stock market environment, our risk of loss during these periods would increase. Declines in the market value of securities can result in the failure of buyers and sellers of securities to fulfill their settlement obligations, and in the failure of our customers to fulfill their credit obligations. During market downturns, counterparties to us in securities transactions may be less likely to complete transactions. Also, we often permit our customers to purchase securities on margin, i.e., to borrow a portion of the purchase price from us and collateralize the loan with a set percentage of the securities. During steep declines in stock prices, the value of the collateral securing margin purchases may drop below the amount of the purchaser's indebtedness. If the customer is unable to provide additional collateral for these loans, we may lose money on these margin transactions. In addition, particularly during market downturns, we may face additional expense defending or pursuing claims or litigation related to counterparty or customer default.

     The financial instruments we emphasize have unique risks.  We engage in proprietary trading of a variety of securities with an emphasis on government and corporate bonds, local debt instruments and equity securities. These transactions involve risks associated with the political instability and relative currency values of the nations in which the issuer principally engages in business, including the risk of nationalization. Additionally, from time to time, we have substantial position concentrations in high-yield issuers or commitments to high-yield issuers.

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

     The market price of our common stock will fluctuate and could fluctuate significantly. Our common stock has experienced significant price fluctuations in recent months. The stock market in general also has experienced substantial price and volume fluctuations in recent months. The price of our common stock could decrease substantially. In addition, because the market price of our securities tends to fluctuate significantly, we may become the object of securities class action litigation. Securities class action litigation may result in substantial costs and a diversion of management's attention and resources.

     We depend on our ability to attract and retain key personnel.  Our future success depends, in significant part, upon the continued service of our executive officers, managers, and our sales, trading, compliance and technical personnel. We require highly skilled, and often specialized, individuals for these positions. We face intense competition for highly qualified executives, managers and sales, trading, compliance and technical personnel. From time to time, companies in the securities industry experience loss of sales and trading professionals. We cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain other highly qualified personnel in the future. The loss of the services of any of our key personnel or the inability to identify, hire, train and

retain other qualified personnel in the future could have a material adverse effect on our business, financial condition and operating results.

     We could be adversely affected by the significant competition within the securities industry. We encounter significant competition in all aspects of the securities business and compete worldwide directly with other securities firms.
Many of these competitors have greater capital, financial and other resources than we have. In addition to competition from firms currently in the securities business, there has been increasing competition from other sources, such as commercial banks and investment boutiques.

     This competition could also affect our ability to attract and retain highly skilled individuals to conduct our various businesses, which may have an adverse effect on our business. The principal competitive factors influencing our business are:

     o    our professional staff;

     o    our reputation in the marketplace;

     o    our existing client relationships;

     o    the ability to commit capital to client transactions; and

     o    our mix of market capabilities.

     The adequacy of our capital levels will also influence our ability to compete effectively in securities brokerage and investment banking activities.
In addition, our ability to expand our business may depend on our ability to raise additional capital.

     Our failure to comply with the extensive regulation of our business could have a material adverse effects upon us. Our business (and the securities industry generally) is subject to extensive regulation. First, we are subject to regulation at both the federal and state level in those states in which we do business. In addition, we are subject to regulation by the securities industry's self-regulatory organizations, which require strict compliance with their rules and regulations. Our failure to comply with any of these laws, rules or regulations could result in fines, suspension or expulsion, which could have a material adverse effect on us and could affect our stock price.

     Compliance with many of the regulations that apply to us involves a number of risks, particularly in areas where applicable regulations may be unclear. The
SEC, other governmental regulatory authorities, including state securities regulators, and self regulatory organizations may institute administrative or judicial proceedings or arbitrations. These proceedings or arbitrations may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), issuance of cease-and-desist orders, de-registration of or suspension of a broker-dealer, investment adviser or futures commission merchant, statutory disqualification of our officers or employees or other adverse consequences. Moreover, even if no such actions are taken, there could be a material adverse effect on our perceived creditworthiness, reputation and competitiveness. Customers of ours or others who allege that our violation of applicable regulations have damaged them also may seek to obtain compensation from us, including unwinding any transactions with us. Such unwinding could have an adverse impact on our business.

     The regulatory environment in which we operate is subject to change.
Regulatory and legislative changes may adversely affect our manner of operation and profitability. These include:

     o    additional legislation and regulations, including those relating to the activities of affiliates

         of broker-dealers;

     o    changes in rules promulgated by the SEC, state governmental regulatory authorities and self regulatory organizations; and

     o    changes in the interpretation or enforcement of existing laws and rules.

     Regulations  may  materially  affect  our  business  in  two  ways.  First, regulations  may directly  apply to us in the conduct of our  business.  Second, laws, rules and regulations that apply generally to the securities industry as a whole may  materially  affect the market for our  products  and  services.  Some examples of factors that could affect the volume of our underwriting, merger and acquisition and merchant banking business are:

     o    existing and potential tax legislation;

     o    antitrust policy and other governmental regulations and policies
          (including interest rate policies); and

     o    changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

     Our merchant banking activities are very capital intensive and have a potential for loss which could have an adverse effect on our business.
Securities firms, such as us, increasingly promote major client transactions and transactions sponsored by the clients' own pools of capital by using their capital in a variety of investment activities that have been broadly described as "merchant banking." These activities include, among other things, purchasing equity or debt securities or making commitments to purchase such securities in various transactions. These include mergers, acquisitions and restructuring and leveraged capital transactions, including leveraged buyouts and high-yield financing.

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

     We can give no assurance that we will not experience significant losses as a result of such activities. Such losses may have an adverse effect on our business.

     Inadequate financing to support our business could have a material adverse effect on us. A substantial portion of our total assets consists of highly liquid marketable securities and short-term receivables arising from securities transactions. The highly liquid nature of these assets provides us with flexibility in financing and managing our business. However, certain of our activities, such as merchant banking, frequently involve substantial capital commitments in securities which are often illiquid. Such funds and capital include equity, long-term debt and short-term borrowings which consist of securities sold under agreements to repurchase, master notes and committed and uncommitted lines of credit.

     All repurchase transactions are made on a collateralized basis. This means that we have to pledge assets of ours in order to secure the funds involved in the repurchase transactions. Liquidity management includes monitoring assets available to pledge against short-term borrowing. We maintain borrowing relationships with a broad range of banks, financial institutions, counterparties and others. The volume of our borrowings generally fluctuates in response to changes in the amount of resale transactions outstanding, the level of our securities inventories and overall market conditions. Availability of financing can vary depending upon market conditions, the volume of certain trading activities, credit ratings, credit capacity and the overall availability of credit to the securities industry. Adequate financing to support our businesses may not continue to be available in the future.

     We have potential securities laws liability exposure in connection with our business. Many aspects of our business involve substantial risks of liability.
In recent years, litigation involving the securities industry has increased, including class actions that generally seek substantial damages. Companies engaged in the underwriting and distribution of securities are exposed to substantial liability under applicable securities laws.

     Our ability to pay dividends, repay debt and redeem or repurchase shares of our outstanding capital stock could be adversely affected by potential restrictions resulting from net capital requirements on the business of regulated subsidiaries and on the withdrawal of capital. As a registered broker-dealer, we are required to comply with certain regulatory authorities and net capital rules. These rules specify minimum net capital requirements for registered broker-dealers and stock exchange members. They attempt to ensure that broker-dealers maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. Accordingly, the rules require that at least a substantial portion of assets be kept in cash or highly liquid investments. Compliance with such net capital requirements could limit operations that require the intensive use of capital, such as underwriting and trading activities. These rules also could restrict our ability to withdraw capital from restricted accounts governed by regulatory restrictions, even in circumstances where these accounts hold more than the minimum amount of required capital. This, in turn, could prevent or limit our ability to pay dividends, repay debt and redeem or repurchase shares of our outstanding capital stock.

     The issuance of preferred stock could make a takeover of us or the removal of our management more difficult. Our board of directors is authorized to issue up to 10,000,000 shares of preferred stock without prior stockholder approval.
The board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and all other rights, preferences and privileges with respect to this and any other series of preferred stock that may be issued. The issuance of any series of preferred stock having rights superior to those of our common stock may result in a decrease in the value or market price of our common stock. The board of directors could use this as a means to prevent a change in control of us. Future additional issuances of preferred stock may provide for dividends, certain preferences in liquidation and conversion rights. Such preferred stock issuance could make the possible takeover of us, or the removal of our management more difficult. The issuance of such preferred stock could discourage hostile bids for control of us in which stockholders could receive premiums for their common stock, could adversely affect the voting and other rights of the holders of the common stock, or could depress the market price of our common stock.

Item 2.       Description of Property

     We lease the various properties we occupy pursuant to leases that expire at various times through 2006. Our corporate headquarters are located in Charlotte,
North Carolina. As of March 31, 2001, we also leased offices in the following locations:

     o    Englewood, Colorado;

     o    Denver, Colorado;

     o    Aspen, Colorado;

     o    Colorado Springs, Colorado;

     o    Cherry Creek, Colorado;

     o    Phoenix, Arizona;

     o    La Jolla, California;

     o    Boca Raton, Florida;

     o    Baltimore, Maryland;

     o    Sea Girt, New Jersey;

     o    Melville, New York;

     o    Syosset, New York;

     o    Albuquerque, New Mexico;

     o    Charlotte, North Carolina;

     o    Seattle, Washington; and

     o    Spokane, Washington.

     Our facilities are suitable for their respective uses and are adequate to support our current and anticipated future needs.

Item 3.       Legal Proceedings

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

     Global Capital Securities Corporation also is involved in an arbitration proceeding related to the National Family Care Life Insurance Company litigation entitled National Family Care Life Insurance Co. v. Pauli Company, Inc., et al.,
NASDR Case No. 96-02673 (the "Arbitration"). The Arbitration panel entered an award against Global Capital Securities Corporation in July 1998 in favor of third-party plaintiff Pauli & Company, Inc. of approximately $370,000, which was significantly below the initial award sought by Pauli & Company, Inc. of approximately $1,100,000. Global Capital Securities Corporation has filed a motion in the National Family Care Life Insurance Company litigation to vacate this award and plans to vigorously contest this award on appeal. The award against Global Capital Securities Corporation is a contributory award. Global
Capital Securities Corporation is only responsible to Pauli & Company, Inc. to the extent that they remit their settlement or a portion thereof to National
Family Care Life Insurance Co. In the event that Pauli & Company, Inc. does not remit the full amount of their settlement to National Family Care Life Insurance
Co., Global Capital Securities Corporation is only responsible for a proportionate share of the total awarded to Pauli & Company, Inc. As of the date of this filing, Pauli & Company, Inc. was in bankruptcy. Counsel has advised us that our exposure to Pauli & Company, Inc. is minimal due to their involvement in bankruptcy proceedings and their expected liquidation.

     Lee Schlessman et al v. Global Capital Partners Inc. and EBI Securities
Corporation, Denver County District Court, Colorado, Case No. 00 CV 1795.
Plaintiffs commenced this action in April 2000, alleging that we unlawfully prepaid $1,350,000 of convertible secured promissory notes without affording the
Plaintiffs the right to convert the notes into common stock. The notes were issued in March 1999, and entitled the holders to convert at a price of $5.75.
We filed a registration statement covering the conversion, which was declared effective in August of 1999. In February 2000, we inquired as to whether the holders intended to convert. When it was learned that they were not intending to convert, we prepaid the notes pursuant to their terms, thereby extinguishing the conversion privilege. The Noteholders have sued both Global Capital Partners
Inc. and EBI Securities Corporation, claiming that they have suffered damages as a result of not being entitled to convert and sell the common stock issued upon conversion. We have not yet answered the complaint. We have filed a motion to compel arbitration which was granted. As of March 31, 2001, no arbitration claim has been made. We believe that we have meritorious defenses and intends to vigorously defend against the plaintiffs' claims.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2001.

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     Our common stock is traded on the Nasdaq SmallCap Market under the symbol
"GCAP". The following table sets forth the reported high and low bid quotations of our common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                Common Stock
                                                             -------------------
                                                               High       Low
                                                             --------  ---------

                Fiscal 2000 (ended March 31, 2000)
                First Quarter                                $  9.38      $3.56
                Second Quarter                               $  4.75      $2.34
                Third Quarter                                $  6.34      $1.94
                Fourth Quarter                               $ 11.88      $3.81

                Fiscal 2001 (ended March 31, 2001)
                First Quarter                                $  7.97      $3.31
                Second Quarter                               $  8.97      $5.56
                Third Quarter                                $  6.88      $0.69
                Fourth Quarter                               $  1.75      $0.50

     On June 25, 2001,  the closing bid price of our common stock as reported on the Nasdaq SmallCap Market was $0.63 per share. On that date, there were approximately 130 holders of record of our common stock, including entities which hold stock in street name on behalf of other beneficial owners.

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

     As of September 15, 2000, we entered into a Convertible Debenture Purchase and Exchange Agreement with MoneyZone.com and Cortlandt. Pursuant to the purchase agreement, MoneyZone.com received gross proceeds of $2,500,000 from the issuance to Cortlandt of (i) a 6% convertible and exchangeable debenture in the principal amount of $2,500,000 and (ii) warrants exercisable to purchase an aggregate of 250,000 shares of MoneyZone.com's common stock. At that time,
MoneyZone.com was expanding its operations, the visibility of its internet presence, and had identified a group of companies as potential acquisition candidates. MoneyZone.com used the net proceeds of $2,350,000 from the issuance of its convertible debenture to bring its outstanding liabilities of approximately $240,000 current through September 30, 2000, to repay prior advances for operations and equipment purchases of approximately $410,000, to invest in marketable securities totaling approximately $1,000,000, and the remainder was retained for general operating expenses of approximately $940,000.
At the end of December 2000, approximately $650,000 remained, of which, $600,000 was sent to us in contemplation of Cortlandt exercising its right to exchange the MoneyZone.com Debenture for a debenture to be issued by us. MoneyZone.com experienced realized losses of approximately $400,000 related to its investments in marketable securities.

     Simultaneously with the execution of the purchase agreement, we entered into a Securities Exchange Agreement with Cortlandt. Pursuant to the exchange agreement, we granted Cortlandt the right, during the period commencing on
January 16, 2001 and ending on March 15, 2001, to exchange any unconverted portion of Cortlandt's MoneyZone.com's debenture for our 5% convertible debenture in a principal amount equal to 120% of the then outstanding principal amount of the MoneyZone.com debenture and/or any unexercised portion of
Cortlandt's MoneyZone.com warrants for warrants to purchase an aggregate of
12,500 shares of our common stock. When we entered into this exchange agreement,
MoneyZone.com was in the process of negotiating with different investment banking firms in Europe and we viewed the transaction with Cortlandt as a form of bridge financing to a secondary offering that would be completed within a few months.

     Unfortunately, the secondary offering failed to materialize and on January
16, 2001, Cortlandt notified us of its intent to exercise its exchange right for the entire principal amount of the MoneyZone.com debenture and all of the
MoneyZone.com warrants. The cost to us related to this exchange was $3,050,000 related to the beneficial conversion feature of the convertible debenture and
$245,000 for legal fees related to the preparation of the original agreements, the requirements under the original agreements and proxy statements. Our 5%
convertible debenture is due and payable on January 24, 2006 and may, at the option of the holder, be converted into shares of our common stock at a conversion price equal to the lesser of (i) $4.98 or (ii) 85% of the average of the lowest three bid prices during the eighteen trading days prior to the date of conversion, subject to anti-dilution protection. Our warrants are exercisable at any time prior to January 24, 2006 at an exercise price of $22.00 per share, subject to anti-dilution adjustments.

     In December 2000, we sold a $300,000 convertible promissory note to Sabine
Pass Capital. The note is convertible into shares of our common stock at an initial conversion price of $1.00 per share. The conversion price was based on a comparison to the closing price of our common stock on the preceding day, which was $0.8125. In March 2001, we issued 20,000 shares of our common stock to
Sabine Pass Capital in consideration for its agreement to extend the maturity date of the note.

     During the year ended March 31, 2001, we issued 212,500 shares of our common stock to certain individuals for services rendered and other compensation at prices ranging from $1.50 to $8.125 per share.

     In February 2001, we issued 110,000 shares of our common stock as payment for interest on notes at $1.50 per share. In addition, during that same month, we issued 450,000 shares of our common stock at market value to a related party.

     In March 2001, we sold an aggregate of $3,435,000 of our 12% convertible promissory notes in a private placement to accredited investors. The notes are convertible into shares of our common stock at an initial conversion price of
$3.00 per share.

     We effected each of the foregoing issuances without registration under the
Securities Act of 1933, as amended. In each case, we relied upon the exemption from registration provided by Section 4(2) under the Securities Act and
Regulation D promulgated under the Securities Act.

Item 6.       Management's Discussion and Analysis

Overview

     At the beginning of our last fiscal year, April 1, 2000, we owned interests in the following five businesses:

     o    100 percent of Global Capital Securities Corporation, a broker-dealer based in Denver, Colorado;

     o    100 percent of Global Capital Markets, LLC, a broker-dealer based in
          New York, New York;

     o    30 percent of MoneyZone.com, a capital formation Internet portal based in Charlotte, North Carolina;

     o    55 percent of Sutton Online, Inc., an online trading operation based in New York; and

     o    96 percent of Eastbrokers Beteiligungs AG, a network of independent brokerage operations located in Central Europe, based in Vienna,
          Austria.

     In April 2000, the world financial markets began an unexpected and precipitous decline. When we realized that this decline was not merely temporary, we responded by analyzing the effectiveness of each of our operating units. On the basis of cash flows and future earnings potential, we identified our European operations as the weakest of our operating units due to their recurring operating losses, persistent net cash flow deficits, and the estimated time anticipated to return to profitability. In order to concentrate on the operating units that we believed present the greatest future potential to us and to our stockholders, we sold our European operations in June 2001 for $27.5 million, the consideration received consisted of $2.0 million in equity securities and $25.5 million in notes receivable.

     In May 2001, we hired a Swiss merchant bank to evaluate the potential realizable value of the assets collateralizing our notes receivable to determine the appropriate carrying value for our financial statements. Based on information we received in April 2001, we also instructed them to prepare for asset recovery in the event of a default by the purchasers. In June 2001, the purchasers defaulted on the notes receivable. The Swiss merchant bank is currently acting on our behalf to assume control of the underlying assets in an attempt to maximize the net realizable value on liquidation. Based on information we have received to date and due to the uncertainty surrounding the recoverable value of these notes receivable and the underlying assets, we have recorded a pre-tax, non-cash charge of $25.5 million to reflect what we believe is a significant impairment of the notes receivable and the underlying assets.

     In April 2001, we converted our investment in MoneyZone.com and increased our ownership position from 30 percent to 78 percent. Due to projected future cash flow deficits, we ceased the operations of this business and we are in the process of exploring strategic alternatives for this business unit, including a sale or merger. We are currently in the process of disposing of all but a 5 percent interest in Sutton Online.

     In completing the analysis of our two brokerage operations, we became aware of several duplicate functions that could be eliminated and other functions that could be streamlined through the combination of the two operations. In September
2000, we began the process to combine these operations. By the end of December
2000, the combination process was substantially complete. We have also brought in new management personnel to complete a "top to bottom" review of the operations and to make suggestions to further improve the operation and efficiency of our brokerage operations.

     Based on recommendations by the new management personnel, we are adopting a focused risk management approach to running our core business. Among the changes recommended are the following: reduction in the amount of capital subject to risk in proprietary trading; development of a plan to convert our corporate branches to franchise branches; renegotiating compensation structures throughout the company to an incentive based model; closing unprofitable offices; and
renegotiating key vendor contracts. We are currently in the process of implementing these recommendations. Once these

changes have been fully implemented, we anticipate that we may be able to save approximately $3,000,000 annually.

     The financial services industry has been severely affected by the prevailing adverse market conditions, and these adverse conditions were magnified by the events of September 11, 2001. As a result, we have suffered significant losses which have had a significant effect on our liquidity since
September 11, 2001. We expect the current weakness in the financial markets will continue through the end of our fiscal year, March 2002. We believe that we will withstand the current adverse conditions in the financial markets if we raise at least $3.5 million in our proposed private placement and we successfully implement the proposed changes in our operations described above. We also expect that if we raise the full amount we are seeking in our private placement, we will then be positioned to pursue opportunities for future growth. We believe that the weakness in the financial markets provides opportunities for us to increase our production levels at a reasonable cost with acceptable risk tolerances, both from growth by acquisition and as a result of decreased competition. We are actively seeking additional franchise operations to further enhance our current production levels.

Results of Operations

Selected Financial Data

     The historical selected financial data set forth below for the respective periods are derived from our financial statements included elsewhere in this
Report and should be read in conjunction with those financial statements and notes thereto. Those financial statements have been audited by Spicer, Jeffries
& Co., independent certified public accountants. Spicer, Jeffries & Co.'s report with respect thereto appears elsewhere in this Form 10KSB as amended.

                                                                         March 31,       March 31,
                                                                            2001            2000
                                                                        -----------    ------------
                                                                       (As Restated)   (As Restated)
         Statement of Operations Data (in thousands):

         Revenues:
             Operating revenues, net..................................  $    21,799    $    41,118
             Interest and dividends...................................          485            508
             Equity in earnings (losses) of unconsolidated affiliates.       (2,472)            --
                                                                        ------------   ------------
                                                                             19,812         41,626
         Expenses:
             Operating expenses.......................................       69,039         41,981
         Income (loss) from continuing operations.....................      (45,092)         4,379
         Gain (loss) from discontinued operations.....................          785           (713)
         Income from extraordinary item...............................          417             --
         Net income (loss)............................................  $   (43,890)   $     3,666
         Income (loss) from continuing operations per share
             Basic....................................................  $     (4.26)   $      0.72
             Diluted..................................................  $     (4.26)   $      0.69

         Gain (loss) from discontinued operations per share
             Basic....................................................  $      0.07    $     (0.12)
             Diluted..................................................  $      0.07    $     (0.11)

         Income from extraordinary item
             Basic....................................................  $      0.04    $        --
             Diluted..................................................  $      0.04    $        --

         Net income (loss) per share
             Basic....................................................  $     (4.15)   $      0.60
             Diluted..................................................  $     (4.15)   $      0.58

         Balance Sheet Data (in thousands):
         Assets.......................................................  $    12,695    $    47,732
         Liabilities..................................................       13,197         10,226
         Shareholders' equity (deficit)...............................         (502)        37,506

Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000

     Revenues.  For the year ended March 31, 2001, our revenues decreased to
$19,812,000 from $44,976,000 for the year ended March 31, 2000 representing a 56 percent decline. Revenues for fiscal 2000 included the one time gain from the sale of a portion of our interest in MoneyZone.com of $3,350,000. After adjusting for the effects of these one time gains, our revenues were $41,626,000 for the year ended March 31, 2000. Market conditions declined precipitously during the current fiscal year which led to a corresponding reduction in the overall volume of transactions. Further, as security prices continued to decline, so did our average revenue per transaction from the commissions. Due primarily to the combination of these two factors, our commission revenues declined $8,755,000 or 30 percent when compared to March 31, 2000. Although we experienced an increase in transactions associated with year end tax selling, this additional volume was still not sufficient to cover our fixed and variable costs. It is anticipated that there may be some continued weakness in the financial markets for the next few months which may impact our overall commission revenues. From time to time, we take positions in an investment as part of our merchant banking activities. During the past fiscal year, some of these investments were relatively illiquid and led to larger than expected losses from our investing activities. Our trading activities were no more successful than our merchant banking activities as the sustained weakness in the financial markets coupled with the overall market volatility led to unprecedented losses from our trading activities. Trading and investing activities declined by $5,747,000 and $8,276,000, respectively when compared to our prior year's results. Our other revenues increased by $755,000 when compared to the prior year and are comprised of transaction fees charged to customers on a per trade basis and consulting fees. Transaction fees declined by $362,000 or
17 percent. Consulting fees increased by $1,117,000 as we sought out other sources of revenue to compensate for the shortfall in our commissions and trading. Equity in earnings of unconsolidated affiliates reflects the release of the accumulated suspended losses related to our investment in MoneyZone.com upon the conversion of the MoneyZone.com convertible debenture to equity.

     Operating Expenses.  We incurred operating expenses of $69,039,000 for the year ended March 31, 2001 as compared to operating expenses of $41,981,000, for the year ended March 31, 2000. Compensation and benefits typically fluctuate at a rate consistent with the change in commission revenue. For the fiscal year ended March 31, 2001, compensation and benefits decreased by $10,101,000 or 33 percent. This is due in part to the variable nature of compensation expense related to commission revenue which decreased by 30 percent and in part to steps taken earlier in the year to eliminate redundant job functions. Brokerage, clearing, exchange fees and other increased by $1,255,000 or 42 percent. This increase is in part due to customer tax selling towards the calendar year end, the inclusion of Global Capital Markets for the entire year, and costs associated with the transition of Global Capital Markets clearing arrangement to
Fiserv Correspondent Clearing Services, Inc. General and administrative expenses increased by $1,917,000 or 133 percent. Approximately $740,000 of this increase is attributable to one-time customer settlements related to long-term litigation and $1.2 million of this increase is attributable to the write-off of various receivables primarily from registered representatives who are no longer in the employ of the firm and these receivables are believed to be uncollectible. Costs associated with the combination of our two brokerage operations of approximately
$1.1 million include the early termination of an office lease which is included in the occupancy costs, moving expenses to relocate office furniture and equipment which is included in general and administrative, additional cabling in the combined office space to facilitate the networking of additional computers, additional telephones and cabling so that everyone in the office would be on a single phone system which is included in communications. Our interest expense grew by over 232 percent when compared to the prior year. This increase is primarily attributable to the $3,050,000 charge related to the beneficial conversion feature of the convertible debenture we received in the exchange of the MoneyZone.com convertible debenture. Without this additional charge, our interest expense would have decreased by almost 50 percent. Our bad debts expense of $27,629,000 is primarily associated with the write-off of receivables related to the sale of our European operations and negative equity accounts totaling approximately $480,000. The negative equity accounts are attributable to customer accounts with outstanding margin balances once the accounts have been liquidated. Although we are attempting to collect this shortfall from the account owners, we

believe that the likelihood of receiving any remuneration for the shortfall in the accounts is remote. Depreciation and amortization increased approximately
656 percent from $376,000 in 2000 to $2,841,000 in 2001. This dramatic increase is primarily attributable to the write-off of the remaining goodwill acquired in the purchase of the J.B. Sutton Group LLC of $2,252,000 which was deemed to be impaired.

     Income (Loss) from Continuing Operations.  Our loss from continuing operations for the fiscal year ended March 31, 2001 was ($45,092,000) compared to income from continuing operations of $4,379,000 for the prior fiscal year.
The income from continuing operations for fiscal 2000 included the one time gain from the sale of a portion of our interest in MoneyZone.com of $3,350,000. The substantial loss from continuing operations for the fiscal year ended March 31,
2001 resulted from lower revenues in fiscal 2001 as discussed above as well as increased costs and expenses as discussed above, particularly additional costs associated with the write-off of the receivables related to the sale of our
European operations of $25,500,000, uncollectible accounts of approximately
$1,200,000, negative equity customer accounts of approximately $480,000, one-time customer settlements of approximately $740,000 and costs associated with the combination of our two brokerage operations of approximately
$1,100,000.

     Net Income (Loss).  Our net loss for the fiscal year ended March 31, 2001 was ($43,890,000) compared to net income of $3,666,000 for the fiscal year ended
March 31, 2000. The net loss for fiscal 2001 includes the one time gain on the sale of our European operations of $1,958,000, net of taxes. The net income for fiscal 2000 included the one time gain from the sale of a portion of our interest in MoneyZone of $3,350,000.

     As an inducement for Global Capital Securities Corporation to continue negotiations towards a new clearing arrangement, Fiserv Correspondent Clearing
Services, Inc. forgave approximately $417,000 of our outstanding subordinated debt. This has been reflected as an extraordinary item in our consolidated statement of operations.

Liquidity and Capital Resources

     In February 2001, we hired a highly experienced operations officer to assist us in evaluating all facets of our brokerage operations and reorganizing them as necessary in order to return them to operating profitability and positive cash flow as quickly as reasonably possible. During February and March
2001, dramatic cuts were made in our trading department and several of our corporate offices began the transition to franchise offices. Also, during March
2001, we combined the operations of our Syosset and Melville, New York branch offices into a single location to realize greater economies of scale and to eliminate costs associated with redundant job functions. Other corporate offices were also reorganized to reduce costs associated with redundant job functions and nearly all of the corporate personnel and managers compensation schedules were converted to an incentive based compensation model. As a result of these changes, we effectively reduced the break-even point of our brokerage operations by over $300,000 per month.

     In addition to all of the operational changes effected during February and
March 2001, we sold in a private placement to accredited investors an aggregate of $3,435,000 of convertible promissory notes that was completed in March 2001.
The net proceeds from this issuance of these convertible promissory notes were used to stabilize our brokerage operations and provide additional general working capital.

     In June 2001, we sold in a private placement to accredited investors an aggregate of 3,125,000 units, with each unit consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $0.77 per share. The per unit purchase price was $0.64, resulting in proceeds to us of $2,000,000, less offering costs of approximately
$150,000. We intend to use the net proceeds from this offering to strengthen our balance sheet and for general working capital.

     The financial services industry has been severely affected by the prevailing adverse market conditions, and these adverse conditions were magnified by the events of September 11, 2001. As a result, we have suffered significant losses which have had a significant negative effect on our liquidity since September 11, 2001. We expect the current weakness in the financial markets will continue through the end of our fiscal year, March 2002. We believe that we will withstand the current adverse conditions in the financial markets if we raise at least $3.5 million in our proposed private placement and we successfully implement the proposed changes in our operations described above.
We also expect that if we raise the full amount we are seeking in our private placement, we will then be positioned to pursue opportunities for future growth.
We believe that the weakness in the financial markets provides opportunities for us to increase our production levels at a reasonable cost with acceptable risk tolerances, both from growth by acquisition and as a result of decreased competition. We are actively seeking additional franchise operations to further enhance our current production levels.

New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective date of SFAS No. 133 was deferred by the issuance of SFAS No. 137.
SFAS No. 133 was then further amended by SFAS No. 138. The deferred effective date of SFAS No. 133 is for fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 as amended by SFAS No. 138 effective with the fiscal year beginning April 1, 2001. It is not anticipated that the adoption of SFAS No. 133 as amended by SFAS No. 138 will have any significant impact on our net income due to our limited use of derivative instruments.

Item 7.  Financial Statements

    Consolidated Financial Statements

       Consolidated Statements of Changes in Shareholders' Equity (Deficit).  28
       Consolidated Statements of Cash Flows................................  29
       Notes to Consolidated Financial Statements...........................  31

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Global Capital Partners Inc.

We have audited the accompanying consolidated statements of financial condition of Global Capital Partners Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders'
equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the management of Global Capital
Partners Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Capital
Partners Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company has suffered significant losses from operations since the events of September 11, 2001 and beyond and is experiencing liquidity problems. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. In addition, the Company has received a notice of de-listing from the Nasdaq Stock Market. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                      /s/ Spicer, Jeffries & Co.

                                                          SPICER, JEFFRIES & CO.

Denver, Colorado
June 25, 2001 (except with respect to Note 20 as to
                 which the date is October 17, 2001)

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

                 Consolidated Statements of Financial Condition
                      (In thousands, except share amounts)

                                                         March 31,      March 31,
                                                           2001           2000
                                                       -----------    -----------
                                                      (As Restated)  (As Restated)
ASSETS
     Cash and cash equivalents                         $    1,285     $    2,159
     Receivables
         Broker dealers                                       635          7,531
         Other                                              1,091            742
     Securities owned, at value                             2,470          9,310
     Furniture and equipment, at cost (net of
         accumulated depreciation and
         amortization of $728 and $661,
         respectively)
                                                              886          1,041
     Deferred taxes                                         4,287          1,384
     Goodwill, net                                            669          2,690
       Net assets of discontinued operations                1,059         22,328
     Other assets and deferred amounts                        313            547
                                                       -----------    -----------
         Total Assets                                  $   12,695     $   47,732
                                                       ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
     Short-term borrowings                             $    1,104     $      380
     Convertible debenture                                  3,050              -
     Compensation, benefits, and related taxes              1,293          5,106
     Securities sold not yet purchased, at value              182            238
     Accounts payable and accrued expenses                  1,034          1,399
     Other liabilities and deferred amounts                 1,016            603
                                                       -----------    -----------
                                                            7,679          7,726

     Long-term borrowings                                   5,518          2,500
                                                       -----------    -----------
         Total liabilities                                 13,197         10,226
                                                       -----------    -----------
     Commitments and contingencies
     Shareholders' equity (deficit)
         Preferred stock; $.01 par value;
           10,000,000 shares authorized; no
           shares issued and outstanding at
           March 31, 2001 and 2000                              -             -
         Common stock; $.05 par value;
           25,000,000 shares authorized;
           11,362,839 and 10,291,668 shares
           issued and outstanding at March 31,
           2001 and 2000, respectively                        568            515
         Paid-in capital                                   50,542         44,814
         Accumulated deficit                             (50,382)     (6,492)
         Notes receivable - common stock and warrants    (1,230)     (1,331)
                                                       -----------    -----------
           Total shareholders' equity (deficit)          (502)        37,506
                                                       -----------    -----------
           Total Liabilities and Shareholders'
               Equity (Deficit)                        $   12,695     $   47,732
                                                       ===========    ===========

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

                      Consolidated Statements of Operations

               (In thousands, except share and per share amounts)

                                                                     For the Year
                                                                   Ended March 31,
                                                             ----------------------------
                                                                 2001            2000
                                                             ------------    ------------
                                                            (As Restated)   (As Restated)
       Revenues
            Commissions                                      $    20,842     $    29,597
            Investment banking                                     2,312           2,958
            Interest and dividends                                   485             508
            Principal transactions, net
                Trading                                        (459)          5,288
                Investment                                     (3,913)          4,363
            Other                                                  3,017           2,262
            Equity in losses of unconsolidated affiliates      (2,472)              -
                                                             ------------    ------------
                Total revenues                                    19,812          44,976
                                                             ------------    ------------
       Costs and expenses
            Compensation and benefits                             20,360          30,461
            Brokerage, clearing, exchange fees and other           4,272           3,017
            General and administrative                             3,357           1,440
            Occupancy                                              2,337           1,756
            Communications                                         1,980           1,873
            Consulting fees                                          514             482
            Interest                                               3,595           1,082
            Professional fees                                      1,141             624
            Travel                                                   469             320
            Office supplies and expense                              544             550
            Bad debts expense                                     27,629               -
            Depreciation and amortization                          2,841             376
                                                             ------------    ------------
                Total costs and expenses                          69,039          41,981
                                                             ------------    ------------
       Income (loss) before benefit for income taxes           (49,227)          2,995
       Benefit for income taxes                                    4,135           1,384
                                                             ------------    ------------
                Income (loss) from continuing operations       (45,092)          4,379
       Discontinued operations
            Loss from discontinued operations                  (1,173)       (713)
            Gain on disposal of discontinued operations           1,958                -
                                                             ------------    ------------
                  Income (loss) from discontinued operations         785       (713)
                                                             ------------    ------------
       Income before extraordinary item                        (44,307)          3,666
            Extraordinary gain on debt forgiveness
                in conjunction with clearing arrangement             417               -
                                                             ------------    ------------
       Net income (loss)                                     $ (43,890)    $     3,666
                                                             ============    ============
       Weighted average number of common shares outstanding
            Basic                                             10,592,786       6,078,458
                                                             ============    ============
            Diluted                                           10,592,786       6,363,481
                                                             ============    ============
       Income (loss) from continuing operations per share
            Basic                                            $     (4.26)    $      0.72
                                                             ============    ============
            Diluted                                          $     (4.26)    $      0.69
                                                             ============    ============
       Income (loss) from discontinued operations per share
            Basic                                            $      0.07     $     (0.12)
                                                             ============    ============
            Diluted                                          $      0.07     $     (0.11)
                                                             ============    ============
       Income from extraordinary item
            Basic                                            $      0.04     $         -
                                                             ============    ============
            Diluted                                          $      0.04     $         -
                                                             ============    ============
       Net income (loss) per share
            Basic                                            $     (4.15)    $      0.60
                                                             ============    ============
            Diluted                                          $     (4.15)    $      0.58
                                                             ============    ============

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

      Consolidated Statements of Changes in Shareholders' Equity (Deficit)

               (In thousands, except share amounts)

                                           Preferred Stock        Common Stock      Paid-in  Accumulated  Notes
                                          Shares   Par Value   Shares   Par Value   Capital    Deficit  Receivable   Total
  Balances at March 31, 1999 (as                 -  $      -   5,160,250  $   258  $  29,650  $ (10,158) $   (893) $ 18,857
    restated)
       Issuance of common stock in
        compensation for services                -         -      67,500        3        352          -         -       355
       Issuance of common stock in
        compensation to board members            -         -      22,500        1        111          -         -       112
       Issuance of common stock
        for interest                             -         -      14,000        1         54          -         -        55
       Beneficial conversion feature
        of convertible debentures                -         -           -        -        295          -         -       295
       Issuance of common stock in
        redemption of convertible debt           -         -     728,799       36      2,043          -         -     2,079
       Issuance of preferred stock in
        private placement                2,000,000        20           -        -      3,850          -         -     3,870
       Issuance of common stock in
        JB Sutton acquisition                    -         -     700,000       35      1,409          -         -     1,444
       Issuance of common stock in
        Sutton Online acquisition                -         -     250,000       13        503          -         -       516
       Issuance of common stock in
        conversion of Class C Warrants           -         -     325,489       16       2262          -         -     2,278
       Issuance of common stock in
        conversion of Placement
        Agent Warrants                           -         -      76,000        4        528          -         -       532
       Issuance of common stock in
        conversion of preferred stock   (2,000,000)      (20)  2,000,000      100        (80)         -         -         -
       Issuance of common stock in
        conversion of Warrants                   -         -     700,000       35      2,065          -         -     2,100
      Exercise of stock options                  -         -      10,000        1         45          -         -        46
       Issuance of common stock for
        proceeds for redemption
        of notes payable                         -         -     237,130       12      1,352          -         -     1,364
       Issuance of warrants for
        note receivable                          -         -           -        -        375          -      (375)        -
       Net income                                -         -           -        -          -      3,666         -     3,666
       Accrued interest on notes                 -         -           -        -          -          -       (63)      (63)
         receivable
                                         ---------  --------- ----------- -------- --------- ----------- --------- ---------
  Balances at March 31, 2000 (as                 -  $      -  10,291,668  $   515  $  44,814  $  (6,492) $ (1,331) $ 37,506
    restated)
       Issuance of common stock in
        compensation for services                -         -      70,000        4        216          -         -       220
       Issuance of common stock in
        compensation to board members            -         -      40,000        2        118          -         -       120
       Issuance of common stock
        for interest                             -         -     110,000        6        159          -         -       165
       Issuance of common stock
        in private placement                     -         -     450,000       22        540          -         -       562
       Issuance of common stock in
        compensation to employees                -         -     102,500        5        238          -         -       243
       Issuance of common stock in
        conversion of Class C Warrants           -         -     133,671        6        929          -         -       935
      Redemption of Class C Warrants             -         -           -        -     (64)         -         -    (64)

       Exercise of stock options                 -         -     165,000        8        542          -         -       550
       Beneficial conversion feature
        of convertible debentures                -         -           -        -      3,050          -         -     3,050
       Net loss                                  -         -           -        -          -   (43,890)        -  (43,890)
       Receipts against notes                    -         -           -        -          -          -       200       200
         receivable
       Accrued interest on notes                 -         -           -        -          -          -       (99)     (99)
         receivable
                                         ---------  --------- ----------- -------- --------- ----------- --------- ---------

  Balances at March 31, 2001                     -  $      -  11,362,839  $   568  $  50,542  $(50,382) $ (1,230)  $  (502)

                                         =========  ========= =========== ======== ========= =========== ========= =========

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                            For the Year Ended
                                                                                                 March 31,
                                                                                          2001               2000
                                                                                    -----------------   ----------------
                                                                                     (As Restated)       (As Restated)
Cash flows from operating activities:
     Net income (loss) from continuing operations                                   $    (45,092)    $        4,379
     Adjustments to reconcile net income (loss) to net cash (used in)
         operating activities from continuing operations:

              Depreciation and amortization                                                   2,841                386
              Bad debts                                                                      27,629                  -
              Abandonment of software costs                                                       -                169
              Beneficial conversion feature of convertible debenture                          3,050                295
              Deferred taxes                                                             (4,135)         (1,384)
              Gain on partial interest in equity investment                                       -          (3,350)
              Common stock issued for compensation expense                                      583                467
              Extraordinary item                                                                417                  -
              Equity in earnings of unconsolidated subsidiaries                               2,472                  -
              Other                                                                      (255)         (268)
         Changes in operating assets and liabilities
                Receivables                                                                   6,547          (5,111)
                Securities owned, at value                                                    6,840          (4,574)
                Other assets                                                                    234                923
                Employee compensation, related taxes                                     (3,814)             3,703
                Securities sold, not yet purchased                                       (56)         (724)
                Accounts payable and accrued expenses                                    (365)               192
               Other liabilities                                                                413          (1,755)
                                                                                    -----------------   ----------------
Net cash (used in) operating activities from continuing operations                       (2,691)         (6,626)
Net cash (used in) discontinued operations                                               (1,914)         (4,111)
                                                                                    -----------------   ----------------
Net cash (used in) operating activities:                                                 (4,605)         (10,737)
                                                                                    -----------------   ----------------
Cash flows from investing activities:
     Net proceeds from (payments for)
         Investments in affiliates                                                                -          (2,605)
         Acquisition of subsidiary                                                                -               (158)
         Sale of partial interest in equity investment                                            -              3,350
         Capital expenditures                                                            (2,748)         (618)
                                                                                    -----------------   ----------------
Net cash (used in) investing activities                                                  (2,748)         (31)
                                                                                    -----------------   ----------------
Cash flows from financing activities:
     Net proceeds from (payments for)
         Issuance of preferred stock                                                              -              3,870
         Issuance of common stock                                                             1,983              6,319
         Proceeds from borrowings                                                             4,742              3,376
         Repayments of borrowings                                                        (246)         (1,350)
                                                                                    -----------------   ----------------
Net cash provided by  financing activities                                                    6,479             12,215
                                                                                    -----------------   ----------------
Increase (decrease) in cash and cash equivalents                                         (874)             1,447

Cash and cash equivalents, beginning of year                                                  2,159                712
                                                                                    -----------------   ----------------

Cash and cash equivalents, end of year                                              $         1,285     $        2,159
                                                                                    =================   ================

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

                Consolidated Statements of Cash Flows (continued)
                                 (In thousands)

                                                                                            For the Year Ended
                                                                                                 March 31,
                                                                                          2001               2000
                                                                                    -----------------   ----------------
                                                                                     (As Restated)       (As Restated)

Supplemental disclosure of cash flow information
     Cash paid for income taxes                                                     $             -     $            -
                                                                                    =================   ================
     Cash paid for interest                                                         $           276     $          569
                                                                                    =================   ================

     Non-cash transactions
         Issuance of convertible debenture in exchange
                   for MoneyZone.com debenture                                      $         3,050     $            -
                                                                                    =================   ================
         Conversion of MoneyZone.com debenture in exchange
                   for equity in MoneyZone.com                                      $         2,450     $            -
                                                                                    =================   ================
         Beneficial conversion feature of convertible debenture                     $         3,050     $          295
                                                                                    =================   ================
         Issuance of common stock for compensation and services                     $           583     $          467
                                                                                    =================   ================
         Issuance of common stock in redemption of convertible debt                 $             -     $        2,079
                                                                                    =================   ================
         Issuance of warrants for note receivable                                   $             -     $          375
                                                                                    =================   ================
         Issuance of common stock for furniture and equipment                       $             -     $           90
                                                                                    =================   ================
         Issuance of note payable for purchase of securities                        $             -     $          325
                                                                                    =================   ================
         Issuance of common stock for interest                                      $           165     $            -
                                                                                    =================   ================

         The Company acquired all of the capital stock of Global Capital
         Markets, LLC and acquired a majority interest in Sutton Online, LLC. In connection with the acquisitions, liabilities were assumed as follows:
              Fair value                                                            $             -     $        4,921
              Net cash acquired                                                                   -                  -
              Cash paid                                                                           -          (158)
              Common stock issued                                                                 -           (2,209)
                                                                                    -----------------   ----------------
                      Net liabilities assumed on acquisitions                       $             -     $        2,554
                                                                                    =================   ================

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the years ended March 31, 2001 and 2000

Note 1.   Summary of Significant Accounting Policies

Organization and Basis of Presentation

     The consolidated financial statements include Global Capital Partners Inc.
(formerly Eastbrokers International Incorporated) and its U.S. and European
subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

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

     The Company provides a wide range of financial services primarily in the
United States. Its businesses include securities underwriting, distribution and trading; merger, acquisition, restructuring, and other corporate finance advisory activities; asset management; merchant banking and other principal investment activities; and brokerage and research services. These services are provided to a diversified group of clients and customers, including corporations, governments, financial institutions and individuals.

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

Underwritings

     Underwritings include gains, losses and fees, net of syndication expenses arising from securities offerings in which the Company acts as an underwriter or agent. Underwriting fees are recorded at the time the underwriting is completed and the income is reasonably determinable. The Company reflects this income in its investment banking revenue.

Fees

     Fees are earned from providing merger and acquisition, financial restructuring advisory and general management advisory services. Fees are recorded based on the type of engagement and terms of the contract entered into by the Company. The Company reflects this income in its investment banking revenue.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

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

     Securities owned and securities sold, but not yet purchased are carried at fair value. Assets which are recorded at fair value consist largely of short-term receivables and certain other receivables. Similarly, the Company's short-term liabilities are recorded at contracted amounts approximating fair value. The estimated fair value of the Company's long-term borrowings, based on market rates of interest and similar maturities, approximates their carrying value or contracted amounts.

Furniture and Equipment

     Furniture and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful life of the related assets ranging from three to ten years.

Earnings Per Share

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding common stock purchase warrants and stock options using the "treasury stock" method. For the year ended
March 31, 2001, 2,710,000 common stock purchase warrants and 816,000 stock options were excluded from the calculation of diluted earnings per share due to their antidilutive effect. For the year ended March 31, 2000, 1,351,000 common stock purchase warrants were excluded from the calculation of diluted earnings per share due to their antidilutive effect.

The components of basic and diluted earnings per share were as follows:

                                                  March 31,           March 31,
                                                    2001                2000
                                              ----------------    ----------------
         Weighted average common
              shares outstanding                 10,592,786           6,078,458

         Dilutive effect of:
              Stock warrants and options                  -             285,023
                                              ----------------    ----------------

         Weighted average common shares
              outstanding, assuming dilution     10,592,786           6,363,481
                                              ----------------    ----------------

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

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

Goodwill

     Goodwill is amortized on a straight-line basis over 25 years and is periodically evaluated for impairment that is other than temporary on an undiscounted cash flow basis. The carrying value is reviewed to evaluate if the facts and circumstances support the valuation for recoverability. If a review of the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate beyond normal, cyclical variations, suggest that it may be impaired and not recoverable, as determined based on the operating performance and the estimated future undiscounted cash flows of the entity acquired, impairment is measured by comparing the carrying value of goodwill to estimated fair value. Estimated fair value is determined based on the viability of the underlying entity acquired on a stand-alone basis, discounted cash flow or appraisals. The accumulated amortization was $2,312,356 and $131,000 for the years ended March 31, 2001 and
2000, respectively.

Reclassifications

     Certain amounts in the prior year have been reclassified to conform to the current year's presentation.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note 2.   Discontinued Operations

Eastbrokers Beteiligungs AG

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
Eastbrokers Beteiligungs AG owns 51 percent of WMP Bank AG, a stock broker-dealer and market maker in Vienna and which was licensed as a class B bank under Austrian law. In addition, Eastbrokers Beteiligungs AG owns subsidiaries in Poland, Slovenia and the Czech Republic.

     In June 2000, the Company sold its interests in these international subsidiaries to certain non-related entities for $27,500,000, consisting of equity securities valued at $2,000,000 and notes of $25,500,000. As of the date of sale, the foreign subsidiaries' net assets and costs of disposal were approximately $25,000,000.

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

                                                                  March 31,
                                                                    2000
                                                               -------------
      Revenues                                                 $      7,067
      Costs and expenses                                              7,751
                                                               -------------
      Loss before income tax benefit                                   (684)
         and minority interest in earnings (losses) of
         subsidiaries
      Income tax benefit                                                 24
      Minority interest in earnings (losses) of subsidiaries            (87)
                                                               -------------

             Net loss                                          $       (747)
                                                               =============

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note 2.   Discontinued Operations (continued)

     The net assets and liabilities of the discontinued operations of
Eastbrokers Beteiligungs AG are as follows (dollars in thousands):

                                                     March 31,
                                                       2000
                                                   ------------
      Cash and cash equivalents                   $      1,727
      Receivables                                       15,740
      Securities                                        13,798
      Furniture and equipment, net                         776
      Other assets                                       6,848
                                                   ------------
                                                        38,889
                                                   ------------

      Short-term borrowings                              2,967
      Advances from related entities                     3,432
      Payables to customers and broker dealers           4,076
      Accounts payable and other liabilities             1,360
      Long-term borrowings                               1,264
      Minority interest                                  5,956
      Translation adjustments                           (1,347)
                                                   ------------
                                                        17,708
                                                   ------------
         Net assets from discontinued operations   $    21,181
                                                   ============

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

     Subsequent to March 31, 2001, the Company and the other stockholder of
Sutton Online, Inc. entered into an exchange agreement with Ikon Ventures, Inc., a publicly traded corporation with no current business operations, pursuant to which the stockholders of Sutton Online, Inc. will exchange all of the outstanding shares of Sutton Online, Inc. for shares of Ikon Ventures, Inc. As a result of this transaction, the stockholders of Sutton Online, Inc. will own approximately 78% of Ikon Ventures, Inc.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note 2.   Discontinued Operations (continued)

Sutton Online, Inc. (continued)

Among other things, the closing of this transaction is conditioned upon the
Company's sale of approximately 46% of Sutton Online to third parties prior to the share exchange. If these transactions are completed, the Company will own approximately 5% of Ikon Ventures, Inc. after the exchange. As of March 31,
2001, the net assets of Sutton Online, Inc. were approximately $1,059,000.

     The anticipated disposal of a majority interest in Sutton Online, Inc. has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated statements of financial condition, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

     Information relating to the discontinued operations of Sutton Online, Inc.
is as follows (dollars in thousands):

                                                                       March 31,                March 31,
                                                                         2001                     2000
                                                                   ------------------        ----------------

      Revenues                                                     $        2,572            $         932
      Costs and expenses                                                   4,361                       866
                                                                   ------------------        ----------------
      Income (loss) before minority interest in                           (1,789)                       66
         earnings (losses) of subsidiaries
      Minority interest in earnings (losses) of
          subsidiaries                                                       805                       (32)
                                                                   ------------------        ----------------

             Net income (loss)                                     $         (984)           $          34
                                                                   ==================        ================

     The net assets and liabilities  of the discontinued operations of Sutton
Online, Inc. are as follows (dollars in thousands):

                                                                       March 31,                March 31,
                                                                         2001                     2000
                                                                   ------------------        ----------------

      Cash and cash equivalents                                    $         207             $         125
      Receivables                                                            224                       273
      Securities                                                             510                         -
      Furniture and equipment, net                                         2,195                        82
      Other assets                                                           906                       756
                                                                   ------------------        ----------------
                                                                           4,042                     1,236
                                                                   ------------------        ----------------

      Short-term borrowings                                                1,000                         -
      Accounts payable and other liabilities                               1,710                       146
      Minority interest                                                      273                       (57)
                                                                   ------------------        ----------------
                                                                           2,983                        89
                                                                   ------------------        ----------------
         Net assets from discontinued operations                     $     1,059              $      1,147
                                                                   ==================        ================

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note  3.  Securities Owned and Sold, Not Yet Purchased

     At March 31, 2001 and 2000, marketable securities owned and sold, not yet purchased, consisted of trading and investment securities at market values, as follows:

                                                                               Sold,
                                                                              Not Yet
                                                                 Owned       Purchased
                                                              ----------    ----------
             March 31, 2001:
             U.S. Treasury Notes                              $       25    $        -
             State and municipal obligations                          81             -
             Corporate bonds, debentures and notes                   284             8
             Corporate stocks                                      2,080           174
                                                              ----------    ----------
                                                              $    2,470    $      182
                                                              ==========    ==========
             March 31, 2000:
             Corporate bonds, debentures and notes            $      438    $       21
             U.S. Treasury Notes                                     450             -
             Corporate stocks                                      8,422           217
                                                              ----------    ----------
                                                              $    9,310     $     238
                                                              ==========    ==========

Note 4.   Notes Receivable

     In connection with the Company's sale of Eastbrokers Beteiligungs AG, the
Company received notes in the amount of $25,500,000. Under the terms of the notes receivable, the principal was to be paid back in nine equal installments with accrued interest payable annually on the unpaid balance through maturity.
These notes receivable carried an interest rate of 7.00 percent per annum and were collateralized by 1,148,795 shares of Eastbrokers Beteiligungs AG representing 95.73 percent of the total issued and outstanding shares.

     In April 2001, the purchasers notified the Company that they would be unable to make the payments due under the terms of the notes due to the continued weakness in the world financial markets and their inability to generate sufficient cash flow from the operations they had purchased. Upon receiving this notification, the Company sent a representative to Europe to investigate the condition of the underlying assets collateralizing the notes receivable and to consider the viability of a possible extension of the upcoming payment due date. At this time, the Company learned that Eastbrokers
Beteiligungs AG was on the verge of bankruptcy and that WMP Bank AG was under the supervision of a court appointed administrator. The Company was also informed that in order for WMP Bank AG to maintain its license as an investment bank, it would require an immediate capital infusion of approximately $5,000,000 to meet current net capital requirements. The Slovenian subsidiary was also discovered to be in financial distress and not likely to survive to the end of the calendar year without capital infusions or a merger with a larger, well-capitalized partner. The Company is currently working with a consulting firm specializing in asset recovery to recover any salvageable or saleable assets remaining.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note 4.   Notes Receivable (continued)

     Based on the uncertainty surrounding the recovery of any salvageable or saleable assets and the possibility of bankruptcy facing these companies, the
Company has reserved the entire amount of these notes receivable and reflected the charge as bad debts expense. No interest income has been received or reflected related to these notes receivable.

Note 5.   Investments in Subsidiaries

Global Capital Securities Corporation

     In May 1998, the Company acquired all of the outstanding common stock of
Cohig & Associates, Inc. a Denver, Colorado based investment banking and brokerage firm, in a purchase transaction, in exchange for 445,000 unregistered shares of the Company's common stock and an agreement to advance $1,500,000 in additional working capital. The name was later changed to Global Capital
Securities Corporation. The fair value of the net assets acquired under this transaction approximated $1,700,000 as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired approximated
$750,000 and has been recorded as goodwill and is being amortized over 25 years on the straight-line method. Global Capital Securities Corporation operates pursuant to the exemptive provisions of SEC Rule 15c3-3(k)(2)(ii) and clears all transactions with and for customers on a fully disclosed basis.

Global Capital Markets, LLC

     In November 1999, the Company acquired all of the outstanding common stock of the J.B. Sutton Group, LLC, a New York based investment banking and brokerage firm, in a purchase transaction, in exchange for 700,000 unregistered shares of the Company's common stock and an agreement to advance $1,500,000 in additional working capital. Following the acquisition, the name was changed to Global
Capital Markets, LLC. The fair value of the net assets acquired under this transaction approximated $(430,000) as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired approximated
$2,300,000 and has been recorded as goodwill and is being amortized over 25 years on the straight-line method. In December 2000, these operations were combined into the operations of Global Capital Securities Corporation. During the fourth quarter, several key personnel associated with the former J.B. Sutton
Group, LLC left the firm to pursue other business opportunities. These key personnel were responsible for approximately 25 percent of the gross production of this entity prior to the combination of the operations with Global Capital
Securities Corporation. This significant loss of gross production severely impacted the cash flows of this entity. As a result of these departures, it became necessary to combine the operations of the Company's Syosset, New York and Melville, New York offices into one office during March 2001. These events, in combination with an overall decline in sales and trading profits related to this entity, led to a re-evaluation regarding the viability of this entity to survive as a stand-alone entity. This re-evaluation indicated that this entity would not be able to survive on a stand-alone basis and it also would have no saleable value due to projected negative cash flows. Due to these changes in circumstances, it was determined that the goodwill associated with this particular entity was permanently impaired and not recoverable. Accordingly, the remaining portion of the goodwill associated with this entity, $2,160,000, has been reflected as a charge to depreciation and amortization in the accompanying consolidated statements of operations.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note 5.   Investments in Subsidiaries (continued)

Pro Forma Results of Operations

     The following summarized, unaudited pro forma results of operations for the year ended March 31, 2000 assumes the acquisitions discussed above occurred at the beginning of fiscal year ended 2000 (dollars in thousands):

                                                                   Year Ended March 31,
                                                                          2000
                                                                    -----------------

               Total revenue                                             $     51,733
               Income from continuing operations                                4,790

                    Net income                                           $      3,884
               Earnings per common share:
                    Income from continuing operations:
                         Basic                                           $       0.68
                                                                    =================
                         Diluted                                         $       0.65
                                                                    =================
                    Net income:
                         Basic                                           $       0.55
                                                                    =================
                         Diluted                                         $       0.53
                                                                    =================

     The weighted average shares outstanding calculation used in the table above includes the shares issued in connection with the acquisitions as if they had been issued for all periods presented.

Note 6.   Investments in Unconsolidated Affiliates

     In July 1999, we completed the merger of our majority owned subsidiary,
EBonlineinc.com, Inc. with and into CERX Venture Corporation. The name of the surviving corporation was later changed to MoneyZone.com. As a result of this transaction, we owned approximately 48 percent of MoneyZone.com. MoneyZone.com was a start-up capital formation internet portal that matched investors with entrepreneurs. During the 2000 fiscal year, the Company sold 19 percent of its interest and realized a profit of $3,350,000. In December 2000, MoneyZone.com discontinued its operations and abandoned its business plan. In January 2001, the Company acquired a convertible debenture and warrants of MoneyZone.com from a third party in exchange for the Company's convertible debenture and warrants
(see Note 8 below). In March 2001, the Company entered into an agreement with
MoneyZone.com pursuant to which the Company agreed to convert the debenture into a reduced number of shares of MoneyZone.com common stock and to receive all of the assets of MoneyZone.com in consideration for the remainder of the shares of common stock issuable upon full conversion of the debenture. In April 2001, the
March 2001 agreement was superseded in its entirety rendering it null and void.
Under the terms of the April 2001 agreement, the Company received 100,000 shares of MoneyZone.com's Series A Preferred Stock and 8,448,990 shares of
MoneyZone.com's common stock. As a result of the conversion of this debenture pursuant to the April 2001 agreement, the Company owns approximately 70 percent of MoneyZone.com. We are currently exploring strategic alternatives including a sale or merger for this entity which has discontinued its operations and abandoned its business plan.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note 6.   Investments in Unconsolidated Affiliates (continued)

     At March 31, 2001, this investment was being carried using the equity method which is reflected at cost and adjusted for the Company's proportionate share of undistributed net earnings or losses. As a result, the Company's investment has been reduced to zero due to the losses of MoneyZone.com and the
Company's share of the net underlying assets of MoneyZone.com is negative.

Note 7.   Short-Term Borrowings

Unsecured Debentures

     In May 1999, the Company issued 5% convertible debentures, due 2002 in an aggregate principal amount of $2,000,000. Holders of these debentures had the right to convert their notes into shares of common stock at the lesser of $5.50 per share or 90 percent of the average of the three lowest closing bid prices for the 20 trading days ending five days before the date of delivery of the notice of conversion (beneficial conversion feature). At the issue date, the intrinsic value of the beneficial conversion feature was $295,000. This beneficial conversion feature has been reflected in the financial statements as paid-in capital and interest expense. In January 2000, the Company converted the debentures, including accrued interest of $78,878, into shares of common stock
(see Note 11 below).

Notes Payable

     The Company has issued several unsecured short-term notes payable totaling
$1,103,966. Of this amount, $303,966 bears interest at 10% and was due June 25,
2001, $300,000 bears interest at 10% and was due June 22, 2001, and $500,000 bears interest at 12% and was due May 14, 2001. All of these notes contain a provision whereby they could be converted into the Company's common stock at
$1.00 per share.

Note 8.   Convertible Debentures

     As additional collateral to certain convertible debentures issued by
MoneyZone.com, the Company provided to the holder a right to exchange those debentures for its own convertible debentures and warrants. The holder notified the companies of its intent to exchange, and on January 24, 2001, the Company issued a 5% Convertible Debenture in the amount of $3,050,000 and warrants in exchange for certain convertible debentures of MoneyZone.com. The debentures have a due date of January 24, 2006 but may be converted by the holder at any time. The conversion price shall be the lesser of (1) $1.24 or (2) 85 percent of the average of the lowest three per share market values during the eighteen trading days immediately preceding the applicable conversion date (beneficial conversion feature).

     These convertible debentures are subject to significant covenants which include an adjustment to the conversion price in the event of a stock dividend, subdivision, combination or reclassification of the Company's common stock; the issuance of rights, options or warrants to all holders of the Company's common stock; or any issuance of securities at a per share selling price less than the conversion price, as adjusted (with certain exceptions). The convertible debentures further describe potential events of default which include, among other things, failure to pay interest and principal within the prescribed periods; failure to perform any covenant contained in, or a material breach of, any of the documents relating to the sale of the debenture; bankruptcy or insolvency; default under certain other indebtedness; delisting of the Company's common stock from the Nasdaq SmallCap Market, or a change of control of the
Company. In

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note 8.   Convertible Debentures (continued)

the event of a default, the holder of these convertible debentures may consider them immediately due and payable and enforce all available rights and remedies.
Pursuant to a registration rights agreement related to these convertible debentures, the Company has agreed to exercise its best efforts to prepare, file, and to have a registration statement declared effective as soon as reasonably possible in order to register the resales of the shares of the
Company's common stock issuable upon conversion of these convertible debentures and the exercise of the related warrants.

     At the issue date, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date.
In accordance with the terms of the convertible debenture, the conversion price was determined to be 85 percent of the average of the lowest three per share market values during the eighteen trading days immediately preceding the issue date. Since the amount of the intrinsic value of the beneficial conversion feature exceeded the principal amount of the debt, it was limited to the principal amount of the debt, or $3,050,000. Accordingly, this beneficial conversion feature has been reflected in the financial statements as paid-in capital and interest expense. The warrants allow the holder to purchase 50,000 shares of the Company's common stock at $5.50 per share.

Note 9.   Long-Term Borrowings

Long-term borrowings consist of the following:

                                                                      March 31,       March 31,
                                                                        2001            2000
                                                                     ----------      -----------
                               (in thousands)
Convertible promissory notes, convertible at $3.00 per share of common stock, unsecured, bearing interest at 12 percent and due
during the quarter ending March 2004                                 $    3,435      $       -

Subordinated note payable to clearing organization, bearing
interest at 10 percent and maturing on June 30, 2006                      2,083           2,500
                                                                     ----------      ----------
                                                                     $    5,518      $    2,500
                                                                     ==========      ==========

     Subsequent to March 31, 2001, the Company successfully renegotiated  the terms of its subordinated note payable and clearing arrangement with its clearing organization. As an inducement to encourage the Company to enter into a five year clearing arrangement, the clearing organization agreed to forgive the principal portion of this note in five equal installments beginning in April
2001 in conjunction with the annual renewal of the subordinated note payable.
The subordinated note payable will renew each year on April 30 for a period of one year assuming that the Company has not terminated the clearing arrangement.
In the event that the clearing arrangement is terminated prior to its expiration date, no additional amounts will be forgiven on the subordinated note payable.
If the Company desires to terminate the clearing arrangement prior to the expiration date or prior to the end of any renewal term as applicable, on less than 12 months notice, the clearing firm shall be entitled to liquidated damages equal to the total remuneration paid to the clearing firm during the 12 months preceding the notice of termination. The expiration date of the new clearing arrangement is June 2006.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note 10.  Commitments and Contingencies

Leases and Related Commitments

     The Company occupies office space under leases that expire at various dates through 2006. The various leases contain provisions for periodic escalations to the extent of increases in certain operating and other costs. The Company incurred rent expense under non-cancelable leases in the approximate amounts of
$2,231,000 and $1,600,000 for the periods ended March 31, 2001 and 2000, respectively.

     Minimum future rentals under these non-cancelable leases for the fiscal years ending March 31, 2002 through 2006 are approximately as follows:
2002-$1,066,000; 2003-$966,000; 2004-$688,000; 2005-$298,000; 2006-$171,000;
thereafter $207,000 and in the aggregate $3,396,000.

Note 11.  Shareholders' Equity and Related Party Transactions

Stock Transactions

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

     On May 28, 1999, the Company sold 20 newly issued units consisting of a
$100,000 convertible debenture and 2,000 Common Stock Series C Warrants per unit in a private placement for $2,000,000 in cash or a price of $100,000 per unit.
These convertible debentures contained an embedded beneficial conversion feature. At the issue date, the intrinsic value of the beneficial conversion feature was $295,000. This beneficial conversion feature has been reflected in the financial statements as paid-in capital and interest expense. In January
2000, the Company converted the debentures of $2,000,000, plus accrued interest of $78,878, into 728,799 shares of common stock at 2.8525 per share. (See Note 7 above).

     On November 9, 1999, the Company entered into a stock purchase agreement with Belle Holdings, Inc., a corporation of which the Company's Chairman, CEO and President is sole stockholder, director and officer, to issue up to
2,000,000 shares of our 10% Convertible Preferred Stock, Series A, $0.01 par
value for $4 million and a warrant to purchase up to 700,000 shares of the
Company's common stock at an exercise price of $2.85 per share in exchange for a note receivable of $105,000 ($0.15 per share). Subsequent to the issuance of shares of the preferred stock, pursuant to notification from the Nasdaq Stock
Market, the Company modified the price of the preferred stock to $2.0625 per share to reflect the market price of the Company's Common Stock on November 9,
1999. The Company issued 1,000,000 shares of the preferred stock in November
1999, 100,000 shares in January 2000 and 1,800,000 shares in March 2000. After deducting issue costs of approximately $225,000, the Company netted approximately $3,900,000.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note 11.  Shareholders' Equity and Related Party Transactions (continued)

Stock Transactions (continued)

     In March 2000, the preferred stock was converted to 2,000,000 shares of the
Company's common stock and the warrants to purchase 700,000 shares of common stock were exercised at $2.85 per share for an additional $2,100,000 in proceeds from the warrants and the note receivable. In March 2000, the Company issued
1,500,000 Class D Warrants at $.25 to this related investor to purchase
1,500,000 shares of common stock at an exercise price of $5.50 in exchange for a note receivable of $375,000.

     In November 1999, the Company acquired Global Capital Markets, LLC (then,
The JB Sutton Group, LLC) and Sutton Online, Inc (then, Sutton Online, LLC) and issued 700,000 and 250,000 shares, respectively, in redemption of notes payable to the selling members of Global Capital Markets, LLC and Sutton Online, LLC in
accordance with the terms of the LLC Interest Purchase Agreements. The value assigned to these shares was $2.0625 per share for a total value of $1,443,750 and $515,625, respectively. In February 2000, the Company issued 50,000 shares of common stock to two employees for investment banking services in connection with the purchase agreement of Global Capital Markets, LLC. These shares were valued at market on the date of issuance or $5.00 per share.

     In February 2000, the Company sold 237,130 shares of common stock for approximately $1,364,000. The proceeds of this sale were used to redeem the
Company's 10% Convertible Promissory Notes due 2002, in the principal amount of
$1,350,000 plus accrued interest. (See Note 7 above.)

     In February 2000, the Company issued 7,500 shares of common stock to a software consultant as compensation for services performed. The shares were valued at the market value on the date of issuance at $6.00 per share. The value was capitalized as a fixed asset addition.

     In April 2000, Class C warrants to purchase 133,671 shares of common stock at $7.00 were exercised.

     During the year ended March 31, 2001, 212,500 shares of common stock were issued for services and other compensation at prices ranging from $1.50 to
$8.125.

     In February 2001, 110,000 shares of common stock were issued for interest on notes at $1.50 per share. In addition, during that same month, the Company issued 450,000 shares of its common stock at market value to a related party.

     The Company effected each of the foregoing issuances without registration under the Securities Act of 1933, as amended (the "Securities Act"). In each such case the Company relied upon the exemption from registration provided by
Section 4(2) under the Securities Act and Regulation D promulgated under the
Securities Act.

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

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note 11.  Shareholders' Equity and Related Party Transactions (continued)

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

Class C Warrants

     In connection with various common stock and debt offerings, the Company issued Class C warrants. Each Class C Warrant entitled the holder to purchase one share of common stock during the period commencing February 20, 1999 and expiring February 20, 2002 at an exercise price of $7.00 per share, subject to certain adjustments. Commencing February 20, 1999, these warrants will be callable for exercise and redeemable at a price of $.10 per warrant at any time after the average closing price of the common stock is above $10.00 for 20 consecutive trading days. The shares underlying these warrants were subject to a
"demand registration" right upon receipt of a demand for registration from a majority of the holders of the common stock and the warrants issued in this private placement. In connection with the private placement, 1,237,222 Class C
Warrants were issued to the placement agents. In May 1999, 40,000 Class C Common
Stock Warrants were issued in association with the $2,000,000 convertible debenture.

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

Note 12.   Stock Option Plan

     During 1996, the Company adopted a non-qualified stock option plan as part of an overall compensation strategy designed to facilitate a pay-for-performance policy and promote internal ownership in order to align the interests of employees with the long-term interests of the Company's shareholders.

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

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note 12.   Stock Option Plan (continued)

     As of March 31, 2000, 490,000 options were outstanding with 210,000 of these options exercisable. The weighted average exercise price of the options exercisable at March 31, 2000 was $4.381. During the year ended March 31, 2000,
355,000 options were issued under this plan at a weighted average exercise price of $4.524 per share with exercise prices ranging from $3.00 to $7.00 per share,
200,000 options at a weighted average exercise price of $10.00 expired, 75,000 options at a weighted average exercise price of $4.00 were forfeited, and 10,000 options were exercised at a weighted average exercise price of $4.50. The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:
risk-free interest rate - 4 percent; expected option life in years - 3 years;
expected stock price volatility - 82.6 percent; and expected dividend yield -
0.0 percent. The weighted average fair value of the options at the various grant dates was $1.64.

     During the year ended March 31, 2001, 681,000 options were issued under this plan at a weighted average exercise price of $5.534 with exercise prices ranging from $3.00 to $8.20 per share, no options expired, 190,000 options at a weighted average price of $6.303 were forfeited, and 165,000 options were exercised at a weighted average exercise price of $3.333. The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions: risk-free interest rate - 3 percent; expected option life in years - 3 years; expected stock price volatility - 126.3 percent; and expected dividend yield - 0.0 percent. At March 31, 2001, there were 816,000 options outstanding that had a weighted average remaining contract life of 4.49 years and a weighted average exercise price of $5.151. Of this amount, 415,000 of the options outstanding were exercisable at a weighted average exercise price of $5.221. 401,000 of the outstanding options are subject to various vesting requirements and not exercisable. The weighted average fair value of the options at the various grant dates was $3.93.

     Had compensation cost been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, the Company's income
(loss) and earnings per share would have been changed to the pro forma amounts indicated below dollars in thousands, except per share amounts):

                                           March 31,             March 31,
                                             2001                  2000
                                       ---------------        --------------
Net income (loss)
          - as reported               $       (43,890)       $         3,666
          - pro forma                         (46,563)                 3,526
Earnings per share
        Basic
          - as reported               $        (4.15)        $          0.60
          - pro forma                          (4.40)                   0.58
        Diluted
          - as reported               $        (4.15)        $          0.58
          - pro forma                          (4.40)                   0.55

Note 13.   Income Taxes

     The tax benefit from continuing operations of $4,135,000 and $1,384,000 for the years ended March 31, 2001 and 2000, respectively, results primarily from net operating loss carryforwards and capital loss carryforwards from continuing operations of the Company's subsidiaries.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note 13.   Income Taxes (continued)

     The differences between the tax benefit calculated at the statutory federal income tax rate and the actual tax benefit from continuing operations for each period is shown in the table below (in thousands):

                                                              Year Ended         Year Ended
                                                               March 31,          March 31,
                                                                2001                2000
                                                            -------------     --------------

Tax (expense) benefit at federal statutory rate             $     16,595      $ (1,041)
State income tax (expense) benefit, net of federal benefit         2,255        (141)
Unrecognized benefit of net operating losses                  (14,493)                --
Release of Federal and state deferred tax assets                      --              2,636
Other                                                         (222)       (70)
                                                            -------------     --------------
                                                            $      4,135      $       1,384
                                                            =============     ==============

     The significant components of the Company's deferred tax asset and liability related to continuing operations are as follows (in thousands):

                                                              Year Ended         Year Ended
                                                               March 31,          March 31,
                                                                 2001               2000
                                                            -------------     --------------

Capital loss carryforward                                   $      9,773      $          --
Foreign tax credit carryforward                                       33                 33
Net operating loss carryforward                                   11,209              1,898
                                                            -------------     --------------
                                                                  21,015              1,931
         Valuation allowance                                    (16,728)             (547)
                                                            -------------     --------------
                                                            $      4,287      $       1,384
                                                            =============     ==============

     The valuation allowance for deferred tax assets was increased by
$16,181,000 and decreased by $2,636,000 during the years ended March 31, 2001 and 2000, respectively.

     At March 31, 2001, the Company has U.S. federal net operating loss carryforwards of approximately $25,306,000 that may be used against future U.S.
taxable income until they expire between the years March 31, 2012 and March 31,
2019. The Company had a U.S. foreign tax credit carryforward of approximately
$33,000 USD that expires between the years March 31, 2000 and March 31, 2003.

Note 14.  Regulatory Requirements

     Global Capital Securities Corporation is subject to various securities, commodities and banking regulations, and capital adequacy requirements promulgated by the regulatory and exchange authorities. It has consistently operated in excess of its local capital adequacy requirements.

     Global Capital Securities Corporation, a subsidiary, is a registered broker-dealer and, accordingly, is subject to Rule 15c3-1 of the Securities
Exchange Act of 1934, as amended (the "net capital rule"). Pursuant to the net capital provisions, Global Capital Securities Corporation is required to maintain a minimum net capital, as defined under such provisions. At March 31,
2001, the net capital of Global Capital Securities Corporation of $535,000 exceeded the minimum requirement by $285,000.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note 14.  Regulatory Requirements (continued)

     The regulatory rules referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiary, which in turn could restrict the Company's payment of cash dividends and advances.

Note 15.  Financial Instruments with Off-Balance Sheet Risk

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

     The Company has sold securities that it does not own and it will, therefore, be obligated to purchase such securities at a future date. The
Company has recorded this obligation in the financial statements at the market value or fair value of such securities. The Company may incur a loss if the market value of the securities increases subsequent to March 31, 2001.

     The Company bears the risk of financial failure by its clearing agencies.
If the clearing agencies should cease doing business, the amounts due to the
Company from these agencies could be subject to forfeiture.

Note 16.   Contingencies

     Euro-American Insurance Company Ltd., et al. v. National Family Care Life
Insurance Company, et al., 191st Judicial District of Dallas County, Texas. In
April 1996, National Family Care Life Insurance Company ("National Family Care")
commenced the above action against, among others, Global Capital Securities
Corporation and Steve Signer, an employee of Global Capital Securities
Corporation. In late 1994 or early 1995, National Family Care Life Insurance
Company entered into an arrangement with Debenture Guaranty Corporation, another defendant in this litigation, whereby National Family Care Life Insurance
Company lent money to Debenture Guaranty Corporation, and Debenture Guaranty
Corporation opened an account in Debenture Guaranty Corporation's name to trade
U.S. Treasuries. The note to National Family Care Life Insurance Company was in the amount by which the treasuries could be margined. This transaction was allegedly part of a scheme whereby National Family Care Life Insurance Company was attempting to inflate its assets for regulatory purposes. Debenture Guaranty
Corporation allegedly misappropriated the funds for its own benefit. National
Family Care Life Insurance Company alleged that Global Capital Securities
Corporation and Mr. Signer aided, abetted and conspired with Debenture Guaranty
Corporation in allegedly defrauding National Family Care. National Family Care
Life Insurance Company reduced its damages demand from approximately $11,500,000 to $1,100,000. Pursuant to a motion filed by Global Capital Securities
Corporation for summary judgment, all claims other than a claim for money had and received were dismissed. This final claim has been settled for $550,000 and is included in "Other liabilities and deferred amounts in the consolidated statements of financial condition.

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

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note 16.  Contingencies (continued)

of third-party plaintiff Pauli & Company, Inc. of approximately $370,000, which was significantly below the initial award sought by Pauli & Company,
Inc. of approximately $1,100,000. Global Capital Securities Corporation has
filed a motion in the National Family Care Life Insurance Company litigation to vacate this award and plans to vigorously contest this award on appeal. The award against Global Capital Securities Corporation is a contributory award.
Global Capital Securities Corporation is only responsible to Pauli &
Company, Inc. to the extent that they remit their settlement or a portion thereof to National Family Care Life Insurance Co. In the event that Pauli &
Company, Inc. does not remit the full amount of their settlement to National
Family Care Life Insurance Co., Global Capital Securities Corporation is only responsible for a proportionate share of the total awarded to Pauli &
Company, Inc. As of the date of this filing, Pauli & Company, Inc. was in bankruptcy. Counsel has advised the Company that its exposure to Pauli &
Company, Inc. is minimal due to their involvement in bankruptcy proceedings and their expected liquidation.

     Lee Schlessman et al v. Global Capital Partners Inc. and EBI Securities
Corporation, Denver County District Court, Colorado, Case No. 00 CV 1795.
Plaintiffs commenced this action in April 2000, alleging that the Company unlawfully prepaid $1,350,000 of convertible secured promissory notes without affording the Plaintiffs the right to convert the notes into common stock. The notes were issued in March 1999, and entitled the holders to convert at a price of $5.75. The Company filed a registration statement covering the conversion, which was declared effective in August of 1999. In February 2000, we inquired as to whether the holders intended to convert. When it was learned that they were not intending to convert, the Company prepaid the notes pursuant to their terms, thereby extinguishing the conversion privilege. The Noteholders have sued both
Global Capital Partners Inc. and EBI Securities Corporation, claiming that they have suffered damages as a result of not being entitled to convert and sell the common stock issued upon conversion. The Company has not yet answered the complaint. The Company filed a motion to compel arbitration which was granted.
As of March 31, 2001, no arbitration claim has been made. The Company believes that it has meritorious defenses and intends to vigorously defend against the plaintiffs' claims.

     The Company is involved in a number of judicial, regulatory and arbitration proceedings (including those described above and actions that have been separately described in previous filings) concerning matters arising in connection with the conduct of its businesses. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material and indeterminate amounts. Management believes, based on currently available information and advice of counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the
Company's financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period. For the years ended March 31, 2001 and 2000, the Company had accrued
$946,000 and $620,000, respectively related to outstanding settlements and ongoing litigation.

Note 17.  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective date of SFAS No. 133 was deferred by the issuance of SFAS No. 137.
SFAS No. 133 was then further amended by SFAS No. 138. The deferred effective date of SFAS No. 133 is for fiscal years beginning after June 15, 2000. The
Company will adopt SFAS No. 133 as amended by SFAS No. 138 effective with the fiscal year beginning April 1, 2001. It is not anticipated that the

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note 17.  Recent Accounting Pronouncements (continued)

adoption of SFAS No. 133 as amended by SFAS No. 138 will have any significant impact on net income due to the Company's limited use of derivative instruments.

Note 18.   Restatement

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
                                                                              2000
                                                                  ----------------------------
                                                                      As
                                                                  originally           As
                                                                   reported         restated
                                                                 ------------     ------------
         Financial condition -
           Deferred income taxes                                  $  1,310        $  1,384
           Net assets of discontinued operations                    21,013          21,181
           Paid-in capital                                          44,519          44,814
           Accumulated deficit                                      (6,439)         (6,492)
           Shareholders' equity                                     37,264          37,506

         Results of operations -
           Interest expense                                            788           1,082
           Income (loss) before provision for income
              taxes and minority interest in earnings of
              subsidiary                                             3,355           3,061
           Benefit for income taxes                                  1,310           1,384
           Income (loss) from continuing operations                  4,633           4,413
           Loss from discontinued operations                          (914)           (747)
           Net income (loss)                                         3,719           3,666

         Income (loss) from continuing operations per share
           Basic                                                      0.76            0.72
           Diluted                                                    0.73            0.70
         Loss from discontinued operations per share
           Basic                                                     (0.15)          (0.12)
           Diluted                                                   (0.14)          (0.12)
         Net income (loss) per common share
           Basic                                                     0.61             0.60
           Diluted                                                   0.59             0.58

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note 19.  Subsequent Event

     In June 2001, the Company sold in a private placement to accredited investors an aggregate of 3,125,000 units, with each unit consisting of one share of the Company's common stock and a warrant to purchase one share of common stock at an exercise price of $0.77 per share. The per unit purchase price was $0.64, resulting in proceeds to the Company of $2,000,000, less offering costs of approximately $150,000. The Company intends to use the net proceeds from this offering to strengthen its balance sheet and for general working capital.

Note 20.  Going Concern and Other Important Factors

     The financial services industry has been severely affected by the prevailing adverse market conditions, and these adverse conditions were magnified by the events of September 11, 2001. As a result, we have suffered significant losses which have had a significant negative effect on our liquidity since September 11, 2002. We expect the current weakness in the financial markets will continue through the end of our fiscal year, March 2002. In October
2001, we reached an agreement in principal with a group of accredited investors for them to purchase between $3.5 million and $10.0 million of our 8% Series A
Preferred Stock and common stock warrants. We are in the process of scheduling a special meeting of stockholders in order to approve this proposed transaction.
The Company will require this financing by January 15, 2001 to continue operations. If the financing is insufficient or unavailable, or, if the Company experiences unexpected shortfalls in its anticipated revenues or increases in its anticipated expenses, the Company would be required to further reduce headcount, defer vendor payments, sell operating assets and/or seek protection under the bankruptcy code.

     We believe that we will withstand the current adverse conditions in the financial markets if we raise at least $3.5 million in our proposed private placement and we successfully complete the implementation of the proposed changes in our operations such as combining the operations of our Syosset and
Melville, New York branch offices into a single location to realize greater economies of scale and to eliminate costs associated with redundant job functions, reorganizing the other corporate offices to reduce costs associated with redundant job functions and the conversion of nearly all of the corporate personnel and managers' compensations schedules to an incentive based compensation model. We also expect that if we raise the full amount we are seeking in our private placement, we will then be positioned to pursue opportunities for future growth. We believe that the weakness in the financial markets provides opportunities for us to increase our production levels at a reasonable cost with acceptable risk tolerances, both from growth by acquisition and as a result of decreased competition. We are actively seeking additional franchise operations to further enhance our current production levels.

     Also, in October 2001, we received a notice of delisting from the Nasdaq
Stock Market. In this notice, we were informed that we no longer satisfied the requirements for continued listing due to insufficient net tangible assets and for public interest concerns. A hearing is scheduled for November 15, 2001 before the Nasdaq Listing Qualifications Panel for us to directly address these issues and to request continued listing. We believe that we have meritorious responses to the public interest concerns expressed by the Nasdaq Stock Market and that the reduction of our debt upon conversion of our convertible debentures into the common stock covered by this prospectus, coupled with the proceeds of our proposed private placement, will provide us with sufficient net tangible assets and stockholders' equity. Please see our discussion on page 7 under the caption `Risk Factors - We have received a notice of delisting from the Nasdaq
Stock Market and if our common stock is delisted from the Nasdaq SmallCap
Market, our stockholders may face difficulty selling our securities."

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                   For the years ended March 31, 2001 and 2000

Note 20.  Going Concern and Other Important Factors (continued)

     If the Company is unable to generate additional equity and adequate cash or if it is unable to prevent delisting by Nasdaq, there will be a material and adverse effect on the business operations, financial condition and results of operations of the Company, to the extent that a sale, liquidation, or restructuring of the Company will be necessary, in whole, or in part.

     The above factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 8.       Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure

         None.

                                    PART III

Item 9.       Directors and Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

     Our executive officers and directors, and their respective ages and positions as of March 31, 2001, are set forth below:

Name                             Age     Position
Martin A. Sumichrast             34      Chairman of the Board, Chief Executive
                                         Officer and President
Kevin D. McNeil                  41      Executive Vice President, Secretary,
                                         Treasurer and Chief Financial Officer
Dr. Lawrence Chimerine           61      Director
Frank Devine                     57      Director
Paul F. McCurdy                  40      Director
Michael Sumichrast, Ph.D.        80      Director

     Messrs. Martin Sumichrast and Devine are Class III Directors, each to serve until the 2001 annual meeting of stockholders. Dr. Chimerine is a Class I
Director, to serve until the 2002 annual meeting of stockholders. Messrs.
McCurdy and Michael Sumichrast, Ph.D. are Class II Directors, each to serve until the 2003 annual meeting of stockholders. There are no family relationships among any of our officers and directors except that Michael Sumichrast, Ph.D.
and Martin A. Sumichrast are father and son, respectively.

     Martin A. Sumichrast, 34, has served as our Chairman of the Board, Chief
Executive Officer and President since December 1998 and as a director since our inception in 1993. Mr. Sumichrast is a founder of GCAP and was formerly
Secretary, Executive Vice President and Chief Financial Officer and Vice
Chairman.

     Kevin D. McNeil, 41, has served as our Executive Vice President and
Secretary since December 1998, as Treasurer and Chief Financial Officer since
March 1997 and as comptroller since August 1996. From 1994 to 1996, Mr. McNeil served as a supervising auditor for Pannell Kerr Forster PC, an international accounting firm. From 1990 until 1994, Mr. McNeil served as a supervising auditor for Schoenadel, Marginot & Company, CPAs, a Washington D.C. regional accounting firm. Mr. McNeil is a member of the American Institute of Certified
Public Accountants, the Virginia Society of Certified Public Accountants and the
Internal Auditors Division of the Securities Industry Association.

     Dr. Lawrence Chimerine, 61, has served as a director since February 1999.
Dr. Chimerine has been Managing Director and Chief Economist at the Economic
Strategy Institute since 1993. Since 1991, Dr. Chimerine has also served as
President of Radnor International Consulting, Inc., an international consulting firm. Dr. Chimerine is also a director of Bank United Corp., Outsource
International, Inc. and Sanchez Computer Associates, Inc.

     Frank Devine, 57, has served as a director since July 2000. Mr. Devine also serves as a business consultant for various entities. He has founded or co-founded Bachmann-Devine, Incorporated, a venture capital firm, and Shapiro,
Devine & Craparo, Inc., a manufacturers' agency serving the retail industry, and serves on the boards of directors of these companies. Since December 1994, Mr.
Devine has served as a member of the board of directors of Salton, Inc.
(NYSE:SFP), a publicly owned corporation that markets and sells electrical appliances to the retail trade under various brand names, and of SAFLINK
Corporation, a publicly owned software security company.

     Paul F. McCurdy, 40, has served as a director since July 2000. Mr. McCurdy is a partner in the law firm of Kelley Drye & Warren LLP. Mr. McCurdy joined
Kelley Drye & Warren LLP in 1987 and concentrates his practice in broker-dealer regulation, securities law, business organizations and arbitration.  Mr. McCurdy resigned as director effective October 31, 2001.

     Michael Sumichrast, Ph.D., 80, has served as a director since 1993, and as our Chairman of the Board from our inception in 1993 until March 1997. From 1990 to 1994, Dr. Sumichrast served as Chairman of the Board of Sumichrast
Publications, Inc., a real estate publication located in Rockville, Maryland, and as an economic adviser and representative of various international American companies. From 1963 to 1990, Dr. Sumichrast was the senior vice president and chief economist of the National Association of Home Builders, a home builders professional association.

Director Compensation

In April 1999, our board of directors adopted a company policy that eliminated all cash payments for services on the board and attendance at board meeting and established a program to grant to our non-employee directors 7,500 shares of restricted stock at the time he or she joins the board and 5,000 options annually pursuant to our 1996 Stock Option Plan. We granted 7,500 shares of restricted stock and an option to purchase 5,000 shares of our common stock to each of Dr. Chimerine and Michael Sumichrast at the time the policy was adopted in April 1999. During fiscal 2000, each of our non-employee directors waived such fees for the fiscal year ended March 31, 2000. In November 2000, the board amended the policy to eliminate the grant of restricted stock to non-employee directors upon election to the board. Instead, all non-employee directors will be granted annually 10,000 shares of restricted stock and options to purchase
10,000 shares of common stock at an exercise price equal to the fair market value on the date of grant. These options will vest on the first anniversary of the date of grant.

Subsequent Event

     In June  2001, the Company sold in a private placement to accredited investors an aggregate of 3,125,000 units, with each unit consisting of one share of the Company's common stock and a warrant to purchase one share of common stock at an exercise price of $0.77 per share. The per unit purchase price was $0.64, resulting in proceeds to the Company of $2,000,000, less offering costs of approximately $150,000. The Company intends to use the net proceeds from this offering to strengthen its balance sheet and for general working capital.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC reports of ownership and changes in ownership and to furnish us with copies of such filed reports. Based solely on a review of the copies of these reports received by us, or written representations from certain reporting persons, we believe that during fiscal 2001, all such reports were timely filed, except that one report in respect of one transaction was filed late by Martin A. Sumichrast.

Item 10. Executive Compensation

     The following table sets forth certain information regarding the compensation paid by us to each of our executive officers for the fiscal years ended March 31, 2001, 2000 and 1999.

                           Summary Compensation Table
                                                                      Long Term
                                                                    Compensation
                                                                       Awards
                                                                     Securities
                                             Annual Compensation     Underlying
Name and Principal Position       Year      Salary          Bonus    Options/(#)

Martin A. Sumichrast              2001     $240,000     $   20,000         --
 Chairman, Chief Executive        2000     $240,000     $  120,000         --
 Officer and President            1999     $175,000     $       --     75,000

Kevin D. McNeil                   2001     $120,000             --         --
 Executive Vice President         2000     $120,000     $    5,000         --
 Secretary, Treasurer and Chief   1999     $ 75,000     $   25,000     50,000
 Financial Officer

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

Option Grants

     During the fiscal year ended March 31, 2001, there were no grants to either of our executive officers.

Option Exercises and Fiscal Year-End Option Values

     The following table sets forth certain information concerning option holdings as of March 31, 2001 by each of our executive officers.

                 Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year-End Option Values

                                                             Number of Securities    Value of Unexercised
                                                            Underlying Unexercised   In-The-Money Options
                                                Value        Options at FY-End (#)       at FY-End($)
                           Shares Acquired     Realized         Exercisable/             Exercisable/
        Name               on Exercise (#)        ($)           Unexercisable           Unexercisable
------------------------ ------------------ -------------- ------------------------ ----------------------

Martin A. Sumichrast             -                 -              75,000/0                    -
Kevin D. McNeil                  -                 -              50,000/0                    -

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 25, 2001 by

     o    each person we know to be the beneficial owner of at least 5% of our common stock,

     o    each of our executive officers and directors, and

     o    all of our executive officers and directors as a group.

Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares as beneficially owned by them.

                                                                               Number of         Percentage of
       Beneficial Owner (1)                 Position(s) Held                 Shares Owned        Common Stock
  ------------------------------- -------------------------------------  ---------------------- ----------------

  Martin A. Sumichrast (2)        Chairman of the Board, President,             3,085,000              21.4%
                                  Chief Executive Officer and Director
  Kevin D. McNeil (3)             Executive Vice President,                       600,078               4.3%
                                  Secretary, Treasurer and Chief
                                  Financial Officer
  Dr. Lawrence Chimerine (4)      Director                                         32,500                *
  Michael Sumichrast, Ph.D. (4)   Director                                         29,700                *
  Paul F. McCurdy (5)             Director                                         15,000                *
  Frank Devine (5)                Director                                         15,000                *
  Reid Breitman (6)                                                             1,967,500              14.3%
  General Partners Beteiligungs                                                 1,128,500               8.2%
  AG
  125511 Canada Inc. and David                                                    781,250               5.7%
  Geller (7)
  Entities affiliated with                                                        781,250               5.7%
  Michael Zunenshine (8)
  All Executive Officers and                                                    3,777,278              26.0%
  Directors as a Group (6
  persons)

                                      -57-

----------------------
*        Less than 1 percent.
(1)      Except as otherwise noted, the address for all stockholders listed above is c/o Global Capital Partners Inc., 6000 Fairview Road, Suite
         1410, Charlotte, North Carolina 28210.
(2)      Includes (i) 300,000 shares of common stock and warrants to purchase
         400,000 shares of common stock owned by Belle Holdings, Inc., a Nevada corporation owned by members of Mr. Sumichrast's immediate family,
         (ii) 75,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of the Record Date,
         (iii) 150,000 shares of common stock issuable upon the exercise of warrants that are exercisable within 60 days of the Record Date, and
         (iv) 1,960,000 shares of common stock as to which Mr. Sumichrast has shared voting power. Mr. Sumichrast disclaims beneficial ownership of the shares and warrants owned by Belle Holdings and the 1,960,000 shares as to which he has shared voting power.
(3)      Includes 50,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of the Record Date and
         57,583 shares of common stock issuable upon the exercise of warrants that are exercisable within 60 days of the Record Date.
(4)      Includes 10,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of the Record Date.
(5)      Includes 5,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of the Record Date.
(6)      Includes 1,960,000 shares of common stock indirectly owned through
         Corona Corp., a corporation of which Mr. Breitman is sole stockholder, director and officer.
(7)      Based on information contained in Schedule 13G filed jointly by 125511
         Canada Inc. and David Geller on June 12, 2001. 125511 Canada Inc. and
         David Geller have shared voting and dispositive power with respect to all 781,250 shares. The principal business address of 125511 Canada
         Inc. and David Geller is 78 Lynwood Avenue, Unit 2, Toronto, Ontario
         M441K4.
(8)      Based on information contained in Schedule 13G filed jointly by
         Bellcourt Investments Inc., Beaufort Inc. and Michael Zunenshine.
         Bellcourt Investments has shared voting and dispositive power with respect to 625,000 shares, Beaufort has shared voting and dispositive power with respect to 156,250 shares and Michael Zunenshine has shared voting and dispositive power with respect to all 781,250 shares. The principal business address of Bellcourt Investments, Beaufort and
         Michael Zunenshine is 6500 Trans Canada Highway, Suite 210, St.
         Laurent, Quebec H4T1X4.

Item 12. Certain Relationships and Related Transactions

     During the fiscal year ended March 31, 2001, we engaged the law firm of
Kelley Drye & Warren LLP. Paul F. McCurdy, one of our directors, is a partner of that firm.

Item 13. Exhibits and Reports on Form 8-K

         Exhibits:

         The following exhibits are filed as a part of this Report:

  Exhibit No.                      Description

          3.1  Certificate of Incorporation, as amended (incorporated by reference to Global Capital Partners Inc. (formerly, Eastbrokers
               International Incorporated) Form 10-QSB for the quarter ended
               December 31, 1996).
          3.2  Bylaws, as amended (incorporated by reference to Global Capital
               Partners Inc. (formerly, Eastbrokers International Incorporated)
               Form 10-QSB for the greater ended June 30, 1996).
          4.1  Specimen copy of Common Stock Certificate, Form of Class A
               Warrant Agreement, Form of Class B Warrant Agreement, and Form of
               Warrant Agreement (incorporated  by reference to Global Capital
               Partners Inc. (formerly, Eastbrokers International Incorporated)
               Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (No. 33-89544).
          10.1 Employment Agreement between Eastbrokers International
               Incorporated and Martin A. Sumichrast effective as of December
               31, 1998 (incorporated by reference to Global Capital Partners
               Inc. (formerly, Eastbrokers International Incorporated)
               Registration Statement on Form SB-2 (File No. 333-72359)).
          10.2 Employment Agreement between Eastbrokers International
               Incorporated and Kevin McNeil effective as of December 31, 1998
               (incorporated by reference to Global Capital Partners Inc.
               (formerly, Eastbrokers International Incorporated) Registration
               Statement on Form SB-2 (File No. 333-72359)).
          10.3 The 1996 Stock Option Plan of Global Capital Partners Inc.
               (formerly, Eastbrokers International Incorporated) (incorporated by reference to Eastbrokers International Incorporated' Quarterly
               Report on Form 10-QSB for the nine months ended December 31,
               1996).
          10.4 Consulting Agreement between Michael Sumichrast, Ph.D. and Global
               Capital Partners Inc. (formerly, Eastbrokers International
               Incorporated) dated April 1, 1997, incorporated by reference to
               Global Capital Partners Inc. Form 10-KSB for the year ended March
               31, 1997.
          21.1* Subsidiaries of Global Capital Partners Inc.
          23.1* Independent Auditors' Consent.

     ----------------
     *Filed herewith.

         Reports on Form 8-K

     On March 20, 2001, we filed a Form 8-K dated March 7, 2001 reporting in
Item 5 thereof our conversion of a portion of a convertible debenture of
MoneyZone.com held by us into an aggregate of 8,448,990 shares of MoneyZone.com common stock.

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
               Kevin D. McNeil                                        Date
      Executive Vice President, Treasurer,
     Chief Financial Officer and Secretary
  (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

      Exhibit No.                              Description                         Page

          3.1            Certificate of Incorporation, as amended (incorporated
                         by reference to Global Capital Partners Inc. (formerly,
                         Eastbrokers International Incorporated) Form 10-QSB for
                         the quarter ended December 31, 1996).
          3.2            Bylaws, as amended (incorporated by reference to Global
                         Capital Partners Inc. (formerly, Eastbrokers
                         International Incorporated) Form 10-QSB for the greater
                         ended June 30, 1996).
          4.1            Specimen copy of Common Stock Certificate, Form of
                         Class A Warrant Agreement, Form of Class B Warrant
                         Agreement, and Form of Warrant Agreement (incorporated
                         by reference to Global Capital Partners Inc. (formerly,
                         Eastbrokers International Incorporated) Registration
                         Statement on Form S-1 as filed with the Securities and
                         Exchange Commission (No. 33-89544).
         10.1            Employment Agreement between Eastbrokers International
                         Incorporated and Martin A. Sumichrast effective as of
                         December 31, 1998 (incorporated by reference to Global
                         Capital Partners Inc. (formerly, Eastbrokers
                         International Incorporated) Registration Statement on
                         Form SB-2 (File No. 333-72359)).
         10.2            Employment Agreement between Eastbrokers International
                         Incorporated and Kevin McNeil effective as of December
                         31, 1998 (incorporated by reference to Global Capital
                         Partners Inc. (formerly, Eastbrokers International
                         Incorporated) Registration Statement on Form SB-2
                         (File No. 333-72359)).
         10.3            The 1996 Stock Option Plan of Global Capital Partners
                         Inc. (formerly, Eastbrokers International Incorporated)
                         (incorporated by reference to Eastbrokers International
                         Incorporated' Quarterly Report on Form 10-QSB for the
                         nine months ended December 31, 1996).
         10.4            Consulting Agreement between Michael Sumichrast, Ph.D.
                         and Global Capital Partners Inc. (formerly, Eastbrokers
                         International Incorporated) dated April 1, 1997,
                         incorporated by reference to Global Capital Partners
                         Inc. Form 10-KSB for the year ended March 31, 1997.
         21.1*           Subsidiaries of Global Capital Partners Inc.
         23.1*           Independent Auditors' Consent.
     ----------------
     *Filed herewith.