Form 10QSB/A
period 2001-06-30
GLOBAL CAPITAL PARTNERS INC
filed 2001-11-07
CIK 899627

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
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on August 10, 2001, was 3,639,423.

===============================================================================

                                Explanatory Note

     The undersigned registrant hereby amends portions of Part I, Item 1,
Financial Statements and Part I, Item 2, Management's Discussion and Analysis or
Plan of Operation of its Form 10-QSB for the quarterly period ended June 30,
2001. The amendments effected hereby are to accurately report certain changes to the consolidated statements of financial condition, operations, and cash flows and to notes 1 and 2 of the notes to consolidated financial statements and to further clearly reflect the registrant's financial position for the quarterly period ended June 30, 2001.

                          GLOBAL CAPITAL PARTNERS INC.

                                                                           Page
Part I-- FINANCIAL INFORMATION
   Item 1. Financial Statements
      Historical Financial Statements
        Consolidated Statement of Financial Condition
            as of June 30, 2001............................................   2
        Consolidated Statements of Operations
            Quarterly Periods Ended June 30, 2001 and 2000.................   3
        Consolidated Statements of Cash Flows

Part II-- OTHER INFORMATION

                         Part I - FINANCIAL INFORMATION
Financial Statements

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                 Consolidated Statements of Financial Condition

                      (In thousands, except share amounts)

                                                          June 30,
                                                            2001
                                                       -------------

ASSETS
     Cash and cash equivalents                          $    1,598
     Receivables
         Broker dealers                                      3,944
         Other                                                 556
     Securities owned, at value                                507
     Furniture and equipment, at cost (net
         of accumulated depreciation
         and amortization of $811)
                                                               806
     Deferred taxes                                          4,287
     Goodwill, net                                             661
     Net assets available for sale                             733
     Other assets and deferred amounts                         453
                                                        -----------
         Total Assets                                   $   13,545
                                                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Short-term borrowings                              $    1,103
     Convertible debenture                                   3,050
     Compensation, benefits, and related taxes               1,474
     Securities sold not yet purchased, at value                17
     Accounts payable and accrued expenses                   1,388
     Other liabilities and deferred amounts                    707
                                                        -----------
                                                             7,739

     Long-term borrowings                                    5,062
                                                        -----------
         Total liabilities                                  12,801
                                                        -----------

     Commitments and contingencies
     Shareholders' equity
         Preferred stock; $.01 par value;
            2,500,000 shares authorized;
            no shares issued and outstanding
            at June 30, 2001                                     -

         Common stock; $.05 par value;
            15,000,000 shares authorized;
            3,639,423 shares issued and
            outstanding at June 30, 2001                       728
         Paid-in capital                                    52,244
         Accumulated deficit                             (50,848)
         Notes receivable - common stock and warrants    (1,380)
                                                        -----------
            Total shareholders' equity                         744
                                                        -----------
            Total Liabilities and Shareholders' Equity  $   13,545
                                                        ===========

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)
                      Consolidated Statements of Operations

                    (In thousands, except per share amounts)

                                             For the Quarters Ended
                                                    June 30,
                                       -----------------------------------
                                            2001                 2000
                                       --------------       --------------
                                       (As restated)        (As restated)
Revenues
   Commissions                         $       6,231        $       5,673
   Investment banking                             45                  633
   Interest and dividends                        152                  143
   Principal transactions, net
      Trading                                    636                  550
      Investment                                  40                  894
   Other                                         468                  495
                                       --------------       --------------
        Total revenues                         7,572                8,388
                                       --------------       --------------
Costs and expenses
   Compensation and benefits                   5,378                5,203
   Brokerage, clearing, exchange
    fees and other                               719                1,160
   General and administrative                    746                  522
   Occupancy                                     350                  386
   Communications                                264                  218
   Office supplies and expense                   406                  269
   Consulting fees                                66                   75
   Interest                                      227                   80
   Depreciation and amortization                  98                  125
                                       --------------       --------------
      Total costs and expenses                 8,254                8,038
                                       --------------       --------------
Income before benefit for income
 taxes and minority interest               (682)                 350
 in earnings of subsidiaries
Benefit for income taxes                           -                  290
                                       --------------       --------------
      Income from continuing
       operations                          (682)                 640
Discontinued operations
   Income (loss) from
    discontinued operations                (200)           (246)
   Gain on sale of discontinued
    operations                                     -                1,958
                                       --------------       --------------
      Income (loss) from
        discontinued operations            (200)               1,712
                                       --------------       --------------
Income before extraordinary item           (882)           (2,352)
   Extraordinary gain on debt
    forgiveness in conjunction
    with clearing arrangement                    417                1,958
                                       --------------       --------------
Net income                             $   (465)       $       2,352
                                       ==============       ==============
Weighted average number
 of common shares outstanding
   Basic                                   3,639,423            2,605,125
                                       ==============       ==============
   Diluted                                 3,639,423            2,947,930
                                       ==============       ==============
Income (loss) from continuing
 operations per share
   Basic                               $       (0.07)       $        0.24
                                       ==============       ==============
   Diluted                             $       (0.07)       $        0.22
                                       ==============       ==============
Income (loss)from discontinued
 operations per share
   Basic                               $       (0.06)       $        0.66
                                       ==============       ==============
   Diluted                             $       (0.06)       $        0.58
                                       ==============       ==============
Income from extraordinary item
   Basic                               $       (0.13)       $        0.90
                                       ==============       ==============
   Diluted                             $       (0.13)       $        0.80
                                       ==============       ==============
Net income per share
   Basic                               $       (0.13)       $        0.90
                                       ==============       ==============
   Diluted                             $       (0.13)       $        0.80
                                       ==============       ==============

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                          For the Quarters Ended
                                                                  June 30,
                                                           2001              2000
                                                     --------------    -------------
                                                     (As Restated)     (As Restated)

Cash flows from operating activities
   Net income from continuing operations             $   (682)    $         640
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities from continuing operations:
           Depreciation and amortization                        98               125
           Deferred taxes                                        -         (290)
           Extraordinary item                                  417                 -
           Other                                                75         (17)
       Changes in operating assets and liabilities
           Receivables                                   (2,774)            3,556
           Securities owned, at value                        1,963         (3,180)
           Other assets                                  (141)        (26)
           Compensation, benefits and related taxes            182         (3,114)
           Securities sold, not yet purchased            (165)              350
           Accounts payable and accrued expenses               353             2,666
           Other liabilities                             (309)        (316)
                                                     --------------    --------------
Net cash provided by (used in) operating activities
 from continuing operations                              (983)              394
Net cash (used in) discontinued operations               (325)        (1,467)
                                                     --------------    --------------
Net cash (used in) operating activities                  (1,308)        (1,073)
                                                     --------------    --------------
Cash flows from investing activities
   Net proceeds from (payments for)
       Capital expenditures                              (163)        (398)
                                                     --------------    --------------
Net cash provided by (used in) investing activities      (163)        (398)
                                                     --------------    --------------
Cash flows from financing activities
   Net proceeds from (payments for)
       Issuance of common stock                              1,832             1,079
       Proceeds from borrowings                                477                 -
       Repayments of borrowings                          (525)        (380)
                                                     --------------    --------------
Net cash provided by financing activities                    1,784               699
                                                     --------------    --------------
Increase (decrease) in cash and cash equivalents               313         (772)

Cash and cash equivalents, beginning of period               1,285             2,159
                                                     --------------    --------------

Cash and cash equivalents, end of period             $       1,598     $       1,387
                                                     ==============    ==============

Supplemental disclosure of cash flow information
   Cash paid for income taxes                        $           -     $           -
                                                     ==============    ==============
   Cash paid for interest                            $          67     $          80
                                                     ==============    ==============

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                Consolidated Statements of Cash Flows (continued)

                                 (In thousands)

                                                         For the Quarters Ended
                                                                June 30,
                                                      ---------------------------
                                                         2001            2000
                                                      -----------     -----------
                                                                     (As Restated)
Supplemental disclosure of cash flow information

   Non-cash transactions

     Issuance of common stock for interest            $        44     $        -
                                                      ===========     ===========

     In June 2000, the Company sold its European
     operations in exchange for $2,000 in
     equity securities and notes receivable
     totaling $25,500.  The total sales price
     was $27,500.

        Equity securities received, at market value   $         -     $    2,000
        Notes receivable                                        -         25,500
                                                      -----------     -----------
           Total consideration received in sale
           of European operations                     $         -     $   27,500
                                                      ===========     ===========

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware corporation)

                   Notes to Consolidated Financial Statements
                  For the Quarterly Period Ended June 30, 2001

                                   (Unaudited)

1.   Interim Reporting

     The financial statements of Global Capital Partners Inc., its U.S.
     subsidiaries and European subsidiaries through the date of disposition
     (collectively, "Global Capital Partners" or the "Company") for the
     quarterly period ended June 30, 2001 have been prepared by the Company, are unaudited, and are subject to year-end adjustments.  These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles.  The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

     The notes accompanying the consolidated financial statements in the
     Company's Annual Report on Form 10-KSB as amended for the year ended March
     31, 2001 include accounting policies and additional information pertinent to an understanding of these interim financial statements.

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
     These estimates do not reflect any premium or discount that could result if the Company's entire holdings of a particular financial instrument were offered for sale at one time.  The Company has no investments in derivatives.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                  For the Quarterly Period Ended June 30, 2001

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
                  For the Quarterly Period Ended June 30, 2001

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

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                  For the Quarterly Period Ended June 30, 2001

                                   (Unaudited)

2.   Summary of Significant Accounting Policies (continued)

         Goodwill (continued)

     determined based on the operating performance and the estimated future undiscounted cash flows of the entity acquired, impairment is measured by comparing the carrying value of goodwill to estimated fair value. Estimated fair value is determined based on the viability of the underlying entity acquired on a stand-alone basis, discounted cash flows, or appraisals.

         Reclassifications

     Certain amounts in prior periods have been reclassified to conform to the current presentation.

3.   Short-Term Borrowings

     The Company meets its short-term financing needs through unsecured short-term notes payable, advances from affiliates, and by entering into repurchase agreements whereby securities are sold with a commitment to repurchase at a future date.

         Advances from Affiliated Companies

     Periodically, the Company's subsidiaries and affiliates will provide operating advances to other members in the affiliated group. These advances are generally due on demand and are not subject to interest charges.

4.   Convertible debentures

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

     These convertible debentures are subject to significant covenants which include an adjustment to the conversion price in the event of a stock dividend, subdivision, combination or reclassification of the Company's common stock; the issuance of rights, options or warrants to all holders of the Company's common stock; or any issuance of securities at a per share selling price less than the conversion price, as adjusted (with certain exceptions). The convertible debentures further describe potential events of default which include, among other things, failure to pay interest and principal within the prescribed periods; failure to perform any covenant contained in, or a material breach of, any of the documents relating to the sale of the debenture; bankruptcy or insolvency; default under certain other indebtedness; delisting of the Company's common stock from the Nasdaq
     SmallCap Market, or a change of control of the Company. In the event of a default, the holder of these convertible debentures may consider them immediately due and payable and enforce all available rights and remedies.

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

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                  For the Quarterly Period Ended June 30, 2001

                                   (Unaudited)

4.   Convertible debentures (continued)

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

5.   Discontinued Operations

         Eastbrokers Beteiligungs AG

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

     In May 2001, we hired a Swiss merchant bank to evaluate the potential value of the underlying assets to determine the appropriate carrying value of our notes receivable and to prepare for asset recovery in the event of a default by the purchasers. In June 2001, the purchasers defaulted on the notes receivable. The Swiss merchant bank is currently acting on our behalf to assume control of the underlying assets in an attempt to maximize the net realizable value on liquidation. At the March 31, 2001 balance sheet date, based on information received to date and due to the uncertainty surrounding the recoverable value of these notes receivable and the underlying assets, the Company recorded a pre-tax, non-cash charge of $25.5 million to reflect what we believe is a significant impairment of the notes receivable and the underlying assets.

         Sutton Online, Inc.

     In June 2001, the Company announced that it and the other stockholder of
     Sutton Online, Inc. entered into an exchange agreement with Ikon Ventures,
     Inc., a publicly traded corporation with no current business operations, pursuant to which the stockholders of Sutton Online, Inc. will exchange all of the outstanding shares of Sutton Online, Inc. for shares of Ikon
     Ventures, Inc. As a result of this transaction, the stockholders of Sutton
     Online, Inc. will own approximately 78 percent of Ikon Ventures, Inc. Among other things, the closing of this transaction is conditioned upon the
     Company's sale of approximately 46 percent of Sutton Online to third parties prior to the share exchange. Our ownership percentage of Sutton
     Online was approximately 55 percent immediately prior to this sale. If these transactions are completed, the Company will own approximately 5 percent of Ikon Ventures, Inc. after the exchange.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                  For the Quarterly Period Ended June 30, 2001

                                   (Unaudited)
5.   Discontinued Operations (continued)

         Sutton Online, Inc. (continued)

     The anticipated disposal of a majority interest in of Sutton Online, Inc.
     has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated statements of financial condition, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

     The net assets and liabilities of the discontinued operations of Sutton
     Online, Inc. at their carrying values are as follows (dollars in thousands):
                                                       June 30,
                                                         2001
                                                    ------------

      Cash and cash equivalents                     $       100
      Receivables                                           353
      Securities                                            186
      Furniture and equipment, net                        3,021
      Other assets                                        1,053
                                                    ------------
                                                          4,713
                                                    ------------

      Short-term borrowings                               1,150
      Accounts payable and other liabilities              2,721
      Minority interest                                     109
                                                    ------------
                                                          3,980
                                                    ------------
         Net assets from discontinued operations    $       733
                                                    ============

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

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                  For the Quarterly Period Ended June 30, 2001

                                   (Unaudited)

6.   Commitments and contingencies (continued)

         Legal (continued)

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
     The noteholders sued both GCAP and Global Capital Securities, claiming that they have suffered damages as a result of not being entitled to convert and sell the common stock issued upon conversion. We filed a motion to compel arbitration, which was granted. We believe that we have meritorious defenses and intend to vigorously defend against the plaintiffs' claims.

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

     As of June 30, 2001, the Company has accrued $644,000 against its outstanding settlements and other ongoing litigation.

7.   Subsequent events

         Reverse Stock Split

     On July 2, 2001, the Company announced a 1 for 4 reverse stock split whereby each 4 shares of the Company's outstanding common stock will be exchanged for one newly issued share. The split will be effective as of
     July 3, 2001. Unless otherwise noted, all references to shares and share prices, including retroactive treatment, reflect the reverse split on the basis of the effective ratio.

         Sutton Online, Inc.

     On August 8, 2001, the Company announced that it closed the sale of a controlling interest in Sutton Online, Inc. for $1,800,000, of which
     $200,000 was received in cash and $1,600,000 was received in the form of notes receivable collateralized by 5,964,444 shares of IKON Ventures,
     Inc.'s common stock. The notes receivable carry an interest rate of 6 percent per annum, payable annually, with the principal due August 1, 2003.
     In connection with this sale, the stockholders of Sutton Online, Inc.
     completed a share exchange with Ikon Ventures, Inc. pursuant to which
     Sutton Online, Inc. became a wholly owned subsidiary of Ikon Ventures, Inc.
     Since the Company did not sell its entire ownership interest in Sutton
     Online, Inc., the Company now owns approximately 5 percent of Ikon
     Ventures, Inc. as a result of this share exchange and the dilution resulting from the share exchange and the issuance of additional shares by
     IKON Ventures, Inc.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                  For the Quarterly Period Ended June 30, 2001

                                   (Unaudited)

7.   Subsequent events (continued)

         Sutton Online, Inc. (continued)

     The Company is currently waiting on the completion of Sutton Online, Inc.'s accounting through the date of sale and the accumulation of the various costs associated with the transaction to determine the net gain on disposition. This net gain on disposition will be reflected in the
     Company's Form 10-QSB for the quarterly period ended September 30, 2001.

8.   Going Concern and Other Important Factors

     The financial services industry has been severely affected by the prevailing adverse market conditions, and these adverse conditions were magnified by the events of September 11, 2001. As a result, we have suffered significant losses which have had a significant negative effect on our liquidity since September 11, 2001. We expect the current weakness in the financial markets will continue through the end of our fiscal year,
     March 2002. In October 2001, we reached an agreement in principal with a group of accredited investors for them to purchase between $3.5 million and
     $10.0 million of our 8% Series A Preferred Stock and common stock warrants.
     We are in the process of scheduling a special meeting of stockholders in order to approve this proposed transaction. The Company will require this financing by January 15, 2002 to continue operations. If the financing is insufficient or unavailable, or, if the Company experiences unexpected shortfalls in its anticipated revenues or increases in its anticipated expenses, the Company would be required to further reduce headcount, defer vendor payments, sell operating assets and/or seek protection under the bankruptcy code.

     We believe that we will withstand the current adverse conditions in the financial markets if we raise at least $3.5 million in our proposed private placement and we successfully complete the implementation of the proposed changes in our operations such as combining the operations of our Syosset and Melville, New York branch offices into a single location to realize greater economies of scale and to eliminate costs associated with redundant job functions, reorganizing the other corporate offices to reduce costs associated with redundant job functions and the conversion of nearly all of the corporate personnel and managers' compensations schedules to an incentive based compensation model. We also expect that if we raise the full amount we are seeking in our private placement, we will then be positioned to pursue opportunities for future growth. We believe that the weakness in the financial markets provides opportunities for us to increase ourproduction levels at a reasonable cost with acceptable risk tolerances, both from growth by acquisition and as a result of decreased competition.
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

                   Part I-- FINANCIAL INFORMATION (continued)

Item 2.       Management's Discussion and Analysis or Plan of Operation

     Certain information set forth in this report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.
These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "budgeted", "anticipate", "project", "estimate", "expect",
"may", "believe", "potential" and other similar statements are intended to be among the statements that are considered "forward-looking" statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date hereof. A variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in or implied by our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv)
changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions,
(vii) changes in the rate of inflation and related impact on securities markets,
(viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by us, and
(xi) the risks and uncertainties set forth under the caption "Risk Factors"
which appears in Item 1 of our Annual Report on Form 10-KSB as amended for the fiscal year ended March 31, 2001 (the "Fiscal 2001 Form 10-KSB"). We undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments, except as required by law.

     This Form 10-QSB for the quarterly period ended June 30, 2001, makes reference to our Fiscal 2001 Form 10-KSB. The Fiscal 2001 Form 10-KSB includes information necessary or useful to an understanding of our businesses and financial statement presentations. We will furnish a copy of our Fiscal 2001
Form 10-KSB upon request made directly to our headquarters at 6000 Fairview
Road, Suite 1410, Charlotte, North Carolina 28210, telephone number (704)
643-8220 and facsimile number (704) 643-8097.

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

Overview

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

     In 1997, we expanded our brokerage operations into the United States through the acquisition of an existing New York-based broker dealer. In May
1998, we acquired a Denver, Colorado based investment banking and brokerage firm which we subsequently renamed Global Capital Securities Corporation. In November
1999, we acquired a New York based investment banking and brokerage firm which we subsequently renamed Global Capital Markets, LLC. During fiscal 2001, we combined the operations of Global Capital

Securities and Global Capital Markets to form a single entity operating under the Global Capital Securities' banner.

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

     In November 1999, we acquired 55% of Sutton Online, an online trading firm.
In June 2001, we and the other stockholders of Sutton Online entered into an exchange agreement with Ikon Ventures, Inc., a publicly traded corporation which had no current business operations, pursuant to which the stockholders of Sutton
Online would exchange all of the outstanding shares of Sutton Online for shares of Ikon Ventures, Inc. Among other things, the closing of this transaction was conditioned upon our sale of approximately 46% of Sutton Online to third parties prior to the share exchange. On August 8, 2001, we disposed of approximately 46%
of our interest in Sutton Online to third parties for $1,800,000 in cash and notes. As a result of this transaction and pursuant to the exchange agreement, the stockholders of Sutton Online own approximately 78% of Ikon Ventures and we own approximately 5% of Ikon Ventures.

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

     In May 2001, we hired a Swiss merchant bank to evaluate the potential value of the underlying assets to determine the appropriate carrying value of our notes receivable and to prepare for asset recovery in the event of a default by the purchasers. In June 2001, the purchasers defaulted on the notes receivable.
The Swiss merchant bank is currently acting on our behalf to assume control of the underlying assets in an attempt to maximize the net realizable value on liquidation. Based on information received to date and due to the uncertainty surrounding the recoverable value of these notes receivable and the underlying assets, we have recorded a pre-tax, non-cash charge of $25.5 million to reflect what we believe is a significant impairment of the notes receivable and the underlying assets.

     In April 2001, we converted our investment in MoneyZone.com and increased our ownership position from 30% to 78%. Due to projected future cash flow deficits, we ceased the operations of this business and we are in the process of exploring strategic alternatives for this business unit, including a sale or merger.

     In completing the analysis of our two brokerage operations, we became aware of several duplicate functions that could be eliminated and other functions that could be streamlined through the combination of the two operations. In September
2000, we began the process to combine these operations. By the end of December
2000, the combination process was substantially complete. Effective January 1,
2001, the combined company

operates under the banner of Global Capital Securities. We have also brought in new management personnel to complete a "top to bottom" review of the operations and make suggestions to further improve the operation and efficiency of our brokerage operations.

     Based on recommendations by the new management personnel, we are adopting a focused risk management approach to running our core brokerage business. Among the changes recommended are the following: reduction in the amount of capital subject to risk in proprietary trading, development of a plan to convert our corporate branches to franchise branches, renegotiating compensation structures throughout the company to an incentive based model, closing unprofitable offices, and renegotiating key vendor contracts. We are currently in the process of implementing these recommendations. Once these changes have been completed and the effects begin to filter to the bottom line, it is anticipated that we may be able to save approximately $2,000,000 annually.

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

Global Capital Securities Corporation

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

     2.    Asset Allocation.  Global Capital Securities has developed an in-house asset allocation program to augment the efforts of our financial consultants. This in-house system was developed utilizing industry software which, along with additional marketing materials, is customized for its use.
This approach represents an investment strategy which is based on a Nobel Prize winning study called "Modem Portfolio Theory," the basis of which is that people can create "optimal" risk-vs.-return portfolios by mixing varying amounts of different asset classes according to their correlation to one another. Many market studies suggest that asset allocation, rather than individual investment selection, accounts for over 90 percent of a typical portfolio's returns. Global
Capital Securities concurs with this notion, and as a result, are educating its financial consultants to utilize the program. The results have been very favorable and Global Capital Securities has found this approach to be an effective tool for gathering more assets. Global Capital Securities believes that the new communication systems that are being implemented and which will be available at the desk top level will enhance its financial consultants' ability to utilize the asset allocation model.

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

Sutton Online Inc

     Sutton Online is an online trading firm that offers trade executions, level
II software and data, Internet service and training for online investors to individual investors, money managers and hedge funds. Sutton Online also provides brokerage firms the necessary tools to offer financial products via the
Internet.

     On August 8, 2001, we announced we closed the sale of a controlling interest in Sutton Online, Inc. for $1,800,000 in cash and notes receivable. In connection with this sale, the stockholders of Sutton Online, Inc. completed a share exchange with Ikon Ventures, Inc. pursuant to which Sutton Online, Inc.
became a wholly owned subsidiary of Ikon Ventures, Inc. As a result of these transactions, we currently own approximately 5% of Ikon Ventures, Inc.

MoneyZone.com

     MoneyZone.com previously operated a website which provided five primary services to its customers: the ability to apply for a commercial loan from a network of more than 100 lenders; the ability to list a business for sale; the ability to post an equity funding request; search capabilities for professional service providers; and a business toolkit with resources for business owners. In
December 2000, MoneyZone.com announced that it terminated its operations and is currently exploring strategic alternatives for its business, including the possibility of a sale or merger.

Results of Operations

     See Note 1 of the Notes to Consolidated Financial Statements for the
Quarterly Period Ended June 30, 2001, for an explanation of the basis of presentation of the financial statements.

     Revenues.  For the quarterly period ended June 30, 2001, we generated consolidated revenues in the amount of $7,572,000, compared to $8,388,000, for the quarterly period ended June 30, 2000, as restated. This decrease primarily resulted from decreases in our investment banking and investment revenues, partially offset by an increase in commission revenues.

     Costs and Expenses. We incurred total costs and expenses of $8,254,000, for the quarterly period ended June 30, 2001, compared to $8,038,000, for the quarterly period ended June 30, 2000, as restated. The increase was primarily due to interest costs associated with the significant increase in our long-term debt and costs associated with reorganizing our core brokerage operations.

     Net Income (Loss).  We incurred a net loss of $465,000 for the quarterly period ending June 30, 2001 compared to a net income of $2,352,000 for the comparable period of the prior year, as restated. The net income in the quarterly period ended June 30, 2000 included a one-time gain on the sale of our
European operations of $1,958,000, net of taxes.

     As an inducement for retaining Global Capital Securities Corporation clearing services, Fiserv Correspondent Clearing Services, Inc. forgave approximately $417,000 of our outstanding subordinated debt. This has been reflected as an extraordinary item in our consolidated statement of operations.

Liquidity and Capital Resources

     On June 30, 2001, we had total assets of $13,545,000, and total liabilities of $12,801,000, compared to $50,255,000, and $9,432,000, respectively, on June
30, 2000, as restated.

     The cash flows for the quarterly period ended June 30, 2001 reflect the volatile nature of the securities industry and the reallocation of our assets indicative of a growing organization. Our statement of financial condition reflects a liquid financial position of cash and cash equivalents convertible to cash representing approximately 12 percent of total assets as of June 30, 2001.

     As a broker/dealer in securities, we are subject to net capital and liquidity requirements. As of June 30, 2001, we were in excess of our minimum net capital and liquidity requirements. Periodically we will acquire positions in securities on behalf of our clients. Certain of these investments may be characterized as relatively illiquid and potentially subject to rapid fluctuations in liquidity. We finance our operations primarily with existing capital and funds generated from our diversified operations and financing activities.

     In June 2001, we sold in a private placement to accredited investors an aggregate of 781,250 units, with each unit consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $3.16 per share. The per unit purchase price was $2.56, resulting in proceeds to us of $2,000,000, less offering costs of approximately $150,000. We intend to use the net proceed from this offering to strengthen our balance sheet and for general working capital.

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" which requires that all business combination initiated after June 30, 2001 be accounted for under the purchase method of accounting. The pooling of interest method will no longer be permitted.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible
Assets" ("SFAS 142") which requires that goodwill be reviewed for impairment instead of being amortized to earnings. The statement is effective for fiscals years beginning after December 15, 2001 with early adoption permitted. It is anticipated that the Company will adopt SFAS 142 for fiscal 2003, effective
April 1, 2002. As of the filing of this report, we do not anticipate any transitional impairment losses related to a cumulative effect of a change in accounting principle as a result of adopting SFAS 141 and SFAS 142.

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
We filed a registration statement covering the conversion, which was declared effective in August 1999. In February 2000, we inquired as to whether the noteholders intended to convert. When it was learned that they were not intending to convert, we prepaid the notes pursuant to their terms, thereby extinguishing the conversion privilege. The noteholders sued both GCAP and
Global Capital Securities, claiming that they have suffered damages as a result of not being entitled to convert and sell the common stock issued upon conversion. We filed a motion to compel arbitration, which was granted. We believe that we have meritorious defenses and intend to vigorously defend against the plaintiffs' claims.

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

                    Changes in Securities and Use of Proceeds

     The share amounts below reflect a one-for-four reverse stock split effected by us on July 3, 2001.

     In May 2001, we issued 5,000 shares of our common stock to a note holder in lieu of a cash payment for interest on a note at a price of $2.80 per share.

     In June 2001, we issued 12,500 shares of our common stock to a note holder in lieu of a cash payment for interest on a note at a price of $2.40 per share.

     During the first quarter of 2001, we sold an aggregate of 781,250 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, to accredited investors. The units were sold for
$2.56 per unit, for a total purchase price of $2,000,000 to be used for working capital purposes. The warrants are exercisable at any time after January 1, 2002 until June 1, 2003 at an exercise price of $3.16 per share, except that each holder of such warrants is prohibited from exercising such warrants to the extent that such exercise would result in such holder, together with any affiliate of such holder, beneficially owning in excess of 9.999% of the outstanding shares of common stock following such exercise.

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

                          Defaults on Senior Securities

                                      None

               Submission of Matters to a Vote of Security Holders

     A special meeting of stockholders was held on July 2, 2001. At the meeting, stockholders:

1.   Approved an amendment to the Certificate of Incorporation to effect a one-for-four reverse split of the common stock and increase the authorized common stock to 15,000,000 shares.

           FOR            AGAINST       ABSTAIN     BROKER NON-VOTES
        12,207,907        153,071        13,170         688,663

2.   Approved the possible issuance of shares equal to more than 20% of the outstanding shares of common stock upon the conversion of an outstanding 5%
     convertible debenture and the exercise of certain warrants issued in connection with the issuance of the debenture.

           FOR            AGAINST       ABSTAIN     BROKER NON-VOTES
         6,972,267        130,701        23,050       4,808,293

                                Other Information

     On August 8, 2001, we disposed of approximately 46% of our interest in
Sutton Online to third parties for $1,800,000 in cash and notes in connection with an exchange agreement between Sutton Online and Ikon Ventures. Pursuant to the exchange agreement, the stockholders of Sutton Online exchanged all of the outstanding shares of Sutton Online for approximately 78% of Ikon Ventures. The closing of this transaction was conditioned upon the above referenced sale. As a result, we own approximately 5% of Ikon Ventures.

                        Exhibits and Reports on Form 8-K

a.   Exhibits

     None

b.   There were no reports on Form 8-K filed during the quarterly period ended
     June 30, 2001.

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

