Form 10QSB
period 2001-09-30
GLOBAL CAPITAL PARTNERS INC
filed 2001-11-14
CIK 899627

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -------------------------------------------

                                   FORM 10-QSB
                   -------------------------------------------

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on November 12, 2000, was 3,639,423.

================================================================================

                          GLOBAL CAPITAL PARTNERS, INC.

                              Index to Form 10-QSB

                                                                            Page

    Part I-- FINANCIAL INFORMATION
        Item 1. Financial Statements
           Historical Financial Statements
               Consolidated Statement of Financial Condition
                  as of September 30, 2001..................................   2
               Consolidated Statements of Operations
                  Quarterly and Six Month Periods Ended
                  September 30, 2001 and 2000...............................   3
               Consolidated Statements of Cash Flows

    Part II-- OTHER INFORMATION

                         Part I - FINANCIAL INFORMATION

Financial Statements

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

                  Consolidated Statement of Financial Condition

                      (In thousands, except share amounts)

                                              September 30,
                                                  2001
                                             --------------

ASSETS
    Cash and cash equivalents                $          477
    Receivables
         Broker dealers                               1,955
         Other                                          219
    Securities owned, at value                        1,473
    Notes receivable                                  1,600
    Furniture and equipment,
     at cost (net of accumulated
     depreciation and amortization
     of $969)                                           737
    Deferred income taxes                             4,287
    Goodwill, net                                       654
    Net assets available for sale
    Other assets and deferred amounts                   592
                                             --------------
             Total Assets                    $       11,994
                                             --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
    Short-term borrowings                    $        1,925
    Convertible debenture                             3,050
    Compensation, benefits, and
      related taxes                                     345
    Securities sold not yet purchased,
      at value                                            9
    Deferred gain on sale of subsidiary                 848
    Accounts payable and accrued expenses             1,142
    Other liabilities and deferred amounts              917
                                             --------------

                                                      8,236

    Long-term borrowings                              4,685
                                             --------------

             Total liabilities                       12,921
                                             --------------

    Commitments and contingencies

    Shareholders' equity
         Preferred stock; $.01 par value;
           2,500,000 shares authorized; no
           shares issued and outstanding at
           September 30, 2001                             -
         Common stock; $.05 par value;
           15,000,000 shares authorized;
           3,639,423 shares issued and
           outstanding at September 30, 2001            720
         Paid-in capital                             51,627
         Accumulated deficit                        (52,632)
         Notes & stock subscription
           receivables - common stock and
           warrants                                    (642)
                                             --------------

             Total shareholders' equity                (927)
                                             --------------
             Total Liabilities and
               Shareholders' Equity          $       11,994
                                             --------------

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

                      Consolidated Statements of Operations

                    (In thousands, except per share amounts)

                                                     For the Quarter          For the Six Months
                                                   Ended September 30,        Ended September 30,
                                                  --------------------------------------------------
                                                  2001          2000          2001         2000
                                                  --------------------------------------------------
                                                            (As Restated)               (As Restated)
Revenues
     Commissions                              $      2,618  $      6,492  $      8,848  $     12,198
     Investment banking                                297         2,187           343         2,821
     Interest and dividends                             70           265           222           408
     Principal transactions, net
         Trading                                         1          (567)          637           479
         Investment                                    (53)          (20)          (12)          874
     Other                                             572           305         1,040           872
                                              ------------  ------------  ------------  ------------
            Total revenues                           3,505         8,662        11,078        17,652
                                              ------------  ------------  ------------  ------------
Costs and expenses
     Compensation and benefits                       2,861         6,048         8,239        11,420
     Brokerage, clearing, exchange fees
       and other                                       405         1,569         1,124         2,922
     General and administrative                        686           761         1,242         1,263
     Occupancy                                         340           542           691           957
     Communications                                    211           299           475           645
     Office supplies and expense                       338           459           744           728
     Consulting fees                                   252           303           509           584
     Interest                                          160            76           387           155
     Depreciation and amortization                      76           125           173           250
                                              ------------  ------------  ------------  ------------
            Total costs and expenses                 5,329        10,182        13,584        18,924
                                              ------------  ------------  ------------  ------------
Loss before benefit for income taxes and
  minority interest in earnings of
  subsidiaries                                      (1,824)       (1,520)       (2,506)       (1,272)
Benefit for income taxes                                 -             -                         290
Minority interest in earnings
  of subsidiaries                                                     28                          74
                                              ------------  ------------  ------------  ------------
            Loss from continuing operations         (1,824)       (1,492)       (2,506)         (908)
                                              ------------  ------------  ------------  ------------
Discontinued operations
     Income (loss) from discontinued
      operations                                       (66)            -          (266)         (189)
     Gain on sale of discontinued operations           106             -           106         1,958
                                              ------------  ------------  ------------  ------------
            Income (loss) from discontinued
              operations                                40             -          (160)        1,769
                                              ------------  ------------  ------------  ------------
Income (loss) before extraordinary item             (1,784)       (1,492)       (2,666)          861
     Extraordinary gain on debt forgiveness
       in conjunction with clearing
       arrangement                                       -             -           417             -
                                              ------------  ------------  ------------  ------------
Net income (loss)                             $     (1,784) $     (1,492) $     (2,249) $        861
                                              ------------  ------------  ------------  ------------
Weighted average number of common shares
  outstanding
     Basic                                       3,639,423     2,615,210     3,639,423     2,610,197
                                              ------------  ------------  ------------  ------------
     Diluted                                     3,639,423     2,958,015     3,639,423     2,953,003
                                              ------------  ------------  ------------  ------------
Loss from continuing operations per share
     Basic                                    $      (0.50) $      (0.57) $      (0.69) $      (0.35)
                                              ------------  ------------  ------------  ------------
     Diluted                                  $      (0.50) $      (0.50) $      (0.69) $      (0.31)
                                              ------------  ------------  ------------  ------------
Income (loss) from discontinued
  operations per share
     Basic                                    $       0.01  $          -  $      (0.04) $       0.68
                                              ------------  ------------  ------------  ------------
     Diluted                                  $       0.01  $          -  $      (0.04) $       0.60
                                              ------------  ------------  ------------  ------------
Income from extraordinary item per share
     Basic                                    $          -  $          -  $       0.11  $          -
                                              ------------  ------------  ------------  ------------
     Diluted                                  $          -  $          -  $       0.11  $          -
                                              ------------  ------------  ------------  ------------
Net (income) loss per common share
     Basic                                    $      (0.49) $      (0.57) $      (0.62) $       0.33
                                              ------------  ------------  ------------  ------------
     Diluted                                  $      (0.49) $      (0.50) $      (0.62) $       0.29
                                              ------------  ------------  ------------  ------------

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                   For the Six Months
                                                  Ended September 30,
                                              --------------------------
                                                   2001         2000
                                              ------------  ------------
                                              (As Restated)
Cash flows from operating activities
    Net loss from continuing operations       $     (2,506) $       (908)
    Adjustments to reconcile net loss to
     net cash (used in) operating
     activities from continuing operations:
       Depreciation and amortization                   173           250
       Minority interest in earnings
         of subsidiaries                                 -           (74)
       Deferred taxes                                    -          (290)
       Extraordinary item                              417             -
       Other                                           (55)          (94)

    Changes in operating assets and
     liabilities
       Receivables                                    (448)        3,389
       Securities owned, at value                      997        (2,209)
       Other assets                                   (280)         (393)
       Employee compensation and
         related taxes                                (948)       (3,161)
       Securties sold, not yet purchased              (173)           12
       Accounts payable and accrued expenses           110         2,904
       Other liabilities                              (100)          354
                                              ------------  ------------
Net cash provided by (used in)
  continuing operations                             (2,813)         (220)

Net cash (used in) discontinued operations            (325)       (1,319)
                                              ------------  ------------
Net cash (used in) operating activities             (3,138)       (1,539)
                                              ------------  ------------
Cash flows from investing activities
    Net proceeds from (payments for)
       Sale of majority interest
         in subsidiary                                 200             -
       Capital expenditures                           (164)         (846)
                                              ------------  ------------
Net cash provided by (used in)
  investing activities                                  36          (846)
                                              ------------  ------------

Cash flows from financing activities
    Net proceeds from (payments for)
       Issuance of common stock                      1,832         1,079
       Proceeds from borrowings                        987             -
       Repayments of borrowings                       (525)         (380)
                                              ------------  ------------
Net cash provided by financing activities            2,294          699
                                              ------------  ------------
Decrease in cash and cash equivalents                 (808)       (1,686)

Cash and cash equivalents, beginning of year         1,285         2,284
                                              ------------  ------------
Cash and cash equivalents, end of year        $        477  $        598
                                              ------------  ------------

Supplemental disclosure of cash flow
  information
    Cash paid for income taxes                $          -  $          -
                                              ------------  ------------

    Cash paid for interest                    $        211  $        155
                                              ------------  ------------

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

                Consolidated Statements of Cash Flows (continued)

                                 (In thousands)

                                                   For the Six Months
                                                   Ended September 30,
                                              --------------------------
                                                   2001        2000
                                              ------------  ------------

Supplemental disclosure of cash flow
 information
    Non-cash transactions
       Issuance of common stock for interest  $         44  $          -
                                              ------------  ------------

       In August 2001, the Company sold the
       majority of Sutton Online, Inc.,
       its subsidiary, in exchange for $200
       in cash and notes receivable
       totalling $1,600.  The total sales
       price was $1,800.

       Cash received                          $        200  $          -
       Notes receivable                              1,600             -
                                              ------------  ------------
         Total consideration received in
           sale of European operations        $      1,800  $          -
                                              ------------  ------------
       In June 2000, the Company sold its
       European operations in exchange
       for $2,000 in equity securities and
       notes receivable totalling $25,500.
       Total sales price was $27,500.

       Equity securities received at
        market value                          $          -  $      2,000
       Notes receivable                                  -        25,500
                                              ------------  ------------
         Total consideration received in
           sale of European operations        $          -  $     27,500
                                              ------------  ------------

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware corporation)

                   Notes to Consolidated Financial Statements
                For the Quarterly Period Ended September 30, 2001

                                   (Unaudited)

1.   Interim Reporting

     The financial statements of Global Capital Partners Inc., its U.S.
     subsidiaries and European subsidiaries  through the date of disposition
     (collectively, "Global Capital Partners" or the "Company") for the
     quarterly period ended September 30, 2001 have been prepared by the
     Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known  adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

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

4.   Short-Term Borrowings

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

         Sutton Online, Inc.

     In June 2001, the Company announced that it and the other stockholder of
     Sutton Online, Inc. entered into an exchange agreement with Ikon Ventures,
     Inc., a publicly traded corporation with no current business operations, pursuant to which the stockholders of Sutton Online, Inc. will exchange all of the outstanding shares of Sutton Online, Inc.for shares of Ikon
     Ventures, Inc. As a result of this transaction, the stockholders of Sutton
     Online, Inc. will own approximately 78 percent of Ikon Ventures, Inc. Among other things, the closing of this transaction is conditioned upon the
     Company's sale of approximately 46 percent of Sutton Online to third parties prior to the share exchange. Our ownership percentage of Sutton
     Online was approximately 55 percent immediately prior to this sale. Upon completion of these transactions, the company now owns approximately 5 percent of Ikon Ventures, Inc.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                For the Quarterly Period Ended September 30, 2000

                                   (Unaudited)

5.   Discontinued Operations (continued)

         Sutton Online, Inc. (continued)

     The disposal of a majority interest in of Sutton Online, Inc. has been accounted for as a discontinued operation and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

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

     As of the date of disposition, the Company's basis and costs related to the disposition were approximately $846,000 resulting in a gain on disposition of $954,000. Because a majority of the Company's ownership interest was sold to the management of Sutton Online, Inc., this transaction has been accounted for as an installment sale. The net gain currently recognized in conjunction with this transaction is $106,000.  The remainder of the net gain has been deferred pending receipt of the payments due under the terms of the notes receivable.

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

     Global Capital Securities Corporation also is involved in an arbitration proceeding related to the National Family Care Life Insurance Company litigation entitled National Family Care Life Insurance Co. v. Pauli
     Company, Inc., et al., NASDR Case No. 96-02673 (the "Arbitration"). The
     Arbitration panel entered  an award against Global Capital Securities
     Corporation in July 1998 in favor of third-party plaintiff Pauli & Company,
     Inc. of approximately $370,000, which was significantly below the initial award sought by Pauli & Company, Inc. of approximately  $1,100,000. Global
     Capital Securities Corporation has filed a motion in the National Family
     Care Life Insurance Company litigation to vacate this award and plans to vigorously contest this award on appeal. The award against Global Capital
     Securities Corporation is a contributory award. Global Capital Securities
     Corporation is only responsible to Pauli & Company, Inc. to the extent that they remit their settlement or a portion thereof to National Family Care
     Life Insurance Co. In the event that Pauli & Company, Inc. does not remit the full amount of their settlement to National Family Care Life Insurance
     Co., Global Capital Securities Corporation is only  responsible for a proportionate share of the total awarded to Pauli & Company, Inc. As of the date of this filing, Pauli & Company, Inc. was in bankruptcy. Legal
     (continued)Counsel has advised the Company that its exposure to Pauli &
     Company, Inc. is minimal due to their involvement in bankruptcy proceedings and their expected liquidation.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                For the Quarterly Period Ended September 30, 2000

                                   (Unaudited)

6.   Commitments and contingencies (continued)

         Legal (continued)

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
     The noteholders sued both GCAP and Global Capital Securities, claiming that they have suffered damages as a result of not being entitled to convert and sell the common stock issued upon conversion. This litigation has been settled for approximately $1.2 million through the carrier of the Company's liability insurance policy.

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

     As of September 30, 2001, the Company has accrued  $634,000 against its outstanding settlements and other ongoing litigation.

6.   Common Stock

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

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                For the Quarterly Period Ended September 30, 2000

                                   (Unaudited)

8.   Going Concern and Other Important Factors (continued)

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

     This Form 10-QSB for the quarterly period ended September 30, 2001, makes reference to our Fiscal 2001 Form 10-KSB. The Fiscal 2001 Form 10-KSB includes information necessary or useful to an understanding of our businesses and financial statement presentations. We will furnish a copy of our Fiscal 2001
Form 10-KSB upon request made directly to our headquarters at 6000 Fairview
Road, Suite 1410, Charlotte, North Carolina 28210, telephone number (704)
643-8220 and facsimile number (704) 643-8097.

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

     2.    Asset Allocation.  GlobalCapital Securities has developed an in-house asset allocation program to augment the efforts of our financial consultants. This in-house system was developed utilizing industry software which, along with additional marketing materials, is customized for its use.
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

Results of Operations

     See Note 1 of the Notes to Consolidated Financial Statements for the
Quarterly Period Ended September 30, 2001, for an explanation of the basis of presentation of the financial statements.

     Revenues.  For the quarterly period ended September 30, 2001, our revenues decreased to $3,505,000 from $8,662,000 for the quarterly period ended September
30, 2000 representing a 60 percent decline. Revenues for the quarterly period ended September 30, 2000 included the one time gain from the sale of a portion of our interest in MoneyZone.com of $925,000. This profit is reflected in the consolidated statements of operations under the caption of "Principal transactions, net" - Investments. After adjusting for the effects of these one time gains, our revenues were $7,737,000 for the quarterly period ended
September 30, 2000. Market conditions declined precipitously following the events of September 11, 2001 which led to a corresponding reduction in the overall volume of transactions. Further, as security prices continued to decline, so did our average revenue per transaction from the commissions. It is anticipated that there may be some continued weakness in the financial markets for the next few months which may continue to impact our overall commission revenues. From time to time, we take positions in an investment as part of our merchant banking activities. Our trading activities did not generate losses similar to those from a year ago due to a focused risk management approach to trading with strict enforcement of our internal policies. Our other revenues increased by $267,000 when compared to the corresponding period of the prior year and are comprised of transaction fees charged to customers on a per trade basis and consulting fees.

     Operating Expenses.  We incurred operating expenses of $5,329,000 for the quarterly period ended September 30, 2001 as compared to operating expenses of
$10,182,000, for the corresponding period of the prior year. Compensation and benefits typically fluctuate at a rate consistent with the change in commission revenue and there is a minimum operating that we must maintain in order to function as a broker dealer. For the quarterly period ended September 30, 2001, compensation and benefits decreased by $3,187,000 or 53 percent. This is due in part to the variable nature of compensation expense related to commission revenue which decreased by 59 percent and in part to steps taken earlier in the year to eliminate redundant job functions. Brokerage, clearing, exchange fees and other also decreased by $1,164,000 or 74 percent reflecting the substantially reduced volume of transactions during the quarterly period. Our interest expense grew by over 111 percent when compared to the prior year. This increase is primarily attributable to the $3,435,000 in convertible debt issued near the end of our most recent fiscal year.

     Loss from Continuing Operations.  Our loss from continuing operations for the quarterly period ended September 30, 2001 was $1,824,000 compared to loss from continuing operations of $1,492,000 corresponding period of the prior year.
The income from continuing operations for the quarterly period ended September
30, 2000 included the one time gain from the sale of a portion of our interest in MoneyZone.com of $925,000. This

profit is reflected in the consolidated statements of operations under the caption of "Principal transactions, net" - Investments. The loss from continuing operations for the quarterly period ended September 30, 2001 resulted from lower revenues during the quarterly period as discussed above as well as our inability in the very near term to further reduce our costs and expenses as discussed above.

     Net Income (Loss).  Our net loss for the quarterly period ended September
30, 2001 was $1,784,000 compared to a net loss of $1,492,000 for the corresponding period of the prior fiscal year. The net income for the six months ended September 30, 2000 includes the one time gain on the sale of our European operations of $1,958,000, net of taxes. The net income for fiscal 2000 also included the one time gain from the sale of a portion of our interest in
MoneyZone of $925,000. This profit is reflected in the consolidated statements of operations under the caption of "Principal transactions, net" - Investments.

     As an inducement for Global Capital Securities Corporation to continue negotiations towards a new clearing arrangement, Fiserv Correspondent Clearing
Services, Inc. forgave approximately $417,000 of our outstanding subordinated debt. This has been reflected as an extraordinary item in our consolidated statement of operations.

Liquidity and Capital Resources

     On September 30, 2001, we had total assets of $11,994,000, and total liabilities of $12,921,000, compared to $49,320,000, and $10,101,000, respectively, on September 30, 2000, as restated.

     The cash flows for the quarterly period ended September 30, 2001 reflect the volatile nature of the securities industry and the reallocation of our assets indicative of a growing organization.

     As a broker/dealer in securities, we are subject to net capital and liquidity requirements. As of September 30, 2001, we were in excess of our minimum net capital and liquidity requirements. Periodically we will acquire positions in securities on behalf of our clients. Certain of these investments may be characterized as relatively illiquid and potentially subject to rapid fluctuations in liquidity. We finance our operations primarily with existing capital and funds generated from our diversified operations and financing activities.

     In September 2001, we sold in a private placement to accredited investors an aggregate of 781,250 units, with each unit consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $3.16 per share. The per unit purchase price was $2.56, resulting in proceeds to us of $2,000,000, less offering costs of approximately
$150,000. We intend to use the net proceed from this offering to strengthen our balance sheet and for general working capital.

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
We filed a registration statement covering the conversion, which was declared effective in August 1999. In February 2000, we inquired as to whether the noteholders intended to convert. When it was learned that they were not intending to convert, we prepaid the notes pursuant to their terms, thereby extinguishing the conversion privilege. The noteholders sued both GCAP and
Global Capital Securities, claiming that they have suffered damages as a result of not being entitled to convert and sell the common stock issued upon conversion. This litigation has been settled for approximately $1.2 million through the carrier of our liability insurance policy.

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

                        Exhibits and Reports on Form 8-K

a.       Exhibits

         None

b.       There was one report on Form 8-K filed during the quarterly period ended September 30, 2001 related to the sale of a majority interest in Sutton Online, Inc.

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

Dated:  November 14, 2001