Form 10QSB
period 2001-12-31
GLOBAL CAPITAL PARTNERS INC
filed 2002-02-14
CIK 899627

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
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

The total number of shares of the registrant's Common Stock, $.05 par value, outstanding on February 14, 2002, was 3,405,048.

================================================================================

                          GLOBAL CAPITAL PARTNERS, INC.

                              Index to Form 10-QSB

                                                                             Page
Part I-- FINANCIAL INFORMATION
   Item 1. Financial Statements
      Historical Financial Statements
        Consolidated Statement of Financial Condition
          as of December 31, 2001............................................  2
        Consolidated Statements of Operations
          Quarterly and Nine Month Periods Ended December 31, 2001 and 2000..  3
        Consolidated Statements of Cash Flows

Part II-- OTHER INFORMATION

                         Part I - FINANCIAL INFORMATION
Financial Statements

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

                  Consolidated Statement of Financial Condition

                      (In thousands, except share amounts)

                                                         December 31,
                                                             2001
                                                         ------------
                                                          (Unaudited)
ASSETS
     Cash and cash equivalents                             $    330
     Receivables
         Broker dealers                                       1,185
         Other                                                  718
     Securities owned, at value                                 645
     Notes receivable                                           333
     Furniture and equipment, at cost
       (net of accumulated depreciation
        and amortization of $1,038)
                                                                669
     Goodwill, net                                              646
     Other assets and deferred amounts                          493
                                                         ------------
         Total Assets                                      $  5,019
                                                         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Short-term borrowings                                 $  5,066
     Convertible debenture                                    3,050
     Compensation, benefits, and related taxes                  741
     Securities sold not yet purchased, at value                 60
     Deferred gain on sale of subsidiary                        397
     Accounts payable and accrued expenses                    1,465
     Other liabilities and deferred amounts                   1,062
                                                         ------------
                                                             11,841

     Long-term borrowings                                     1,250
                                                         ============
         Total liabilities                                   13,091
                                                         ============

     Commitments and contingencies
     Shareholders' equity
            Preferred stock; $.01 par value;
              2,500,000 shares authorized;
              no shares issued and outstanding
              at December 31, 2001                             -
            Common stock; $.05 par value;
              15,000,000 shares authorized;
              3,405,048 shares issued and
              outstanding at December 31, 2001                  709
         Paid-in capital                                     51,353
         Accumulated deficit                               (59,776)
         Notes receivable - common stock and
            warrants                                       (358)
                                                         ------------
              Total shareholders' equity                   (8,072)
                                                         ============
              Total Liabilities and Shareholders' Equity   $  5,019
                                                         ------------

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                 For the Quarterly Period        For the Nine Months
                                                    Ended December 31,            Ended December 31,
                                                --------------------------    --------------------------
                                                    2001          2000            2001          2000
                                                ------------  ------------    ------------  ------------
                                                             (As Restated)                 (As Restated)
                                                       (Unaudited)                   (Unaudited)
Revenues
    Commissions                                  $    3,937    $    4,247      $   13,427    $   17,169
    Investment banking                                  111         2,035             454         4,855
    Interest and dividends                              -             143             222           551
    Principal transactions, net
       Trading                                          561    (708)          1,198     (229)
       Investment                                (61)   (4,387)       (73)    (3,513)
    Other                                               103            16             502           164
                                                ------------  ------------    ------------  ------------
         Total revenues                               4,651         1,346          15,730        18,997
                                                ------------  ------------    ------------  ------------
Costs and expenses
    Compensation and benefits                         3,611         4,410          11,850        15,831
    Brokerage, clearing, exchange fees and other        306         2,178           1,430         5,099
    General and administrative                          458         1,775           1,700         3,037
    Occupancy                                           315           460           1,006         1,417
    Communications                                      279           248             754           893
    Office supplies and expenses                        285           491           1,029         1,219
    Consulting fees                                     370           526             879         1,110
    Interest                                            162            74             549           230
    Valuation loss on notes receivable                  417           -               417           -
    Loss on conversion of note receivable               690           -               690           -
    Bad debts expense                                   990           -               990           -
    Depreciation and amortization                        77            87             250           337
                                                ------------  ------------    ------------  ------------
         Total costs and expenses                     7,960        10,249          21,544        29,173
                                                ------------  ------------    ------------  ------------
 Loss before income tax expense and minority      (3,309)   (8,903)      (5,814)    (10,176)
    interest in earnings of subsidiaries
Income tax expense                                (4,287)   (290)      (4,287)          -
Minority interest in earnings of subsidiaries           -             309             -             383
                                                ------------  ------------    ------------  ------------
         Loss from continuing operations          (7,596)   (8,884)      (10,101)    (9,793)
                                                ------------  ------------    ------------  ------------
Discontinued operations
    Loss from discontinued operations                   -             -         (266)    (189)
    Gain on sale of discontinued operations             450           -               556         1,957
                                                ------------  ------------    ------------  ------------
         Income from discontinued operations            450           -               290         1,768
                                                ------------  ------------    ------------  ------------
                Loss before extraordinary item    (7,146)   (8,884)      (9,811)    (8,025)
    Extraordinary gain on debt forgiveness
       in conjunction with clearing arrangement         -             417             417           417
                                                ------------  ------------    ------------  ------------
Net loss                                         $(7,146)   $(8,467)     $(9,394)   $(7,608)
                                                ============  ============    ============  ============
Weight average number of common shares outstanding
    Basic                                         3,405,048     2,634,150       3,561,298     2,618,212
                                                ============  ============    ============  ============
    Diluted                                       3,405,048     2,976,956       3,561,298     2,961,018
                                                ============  ============    ============  ============
Loss from continuing operations per share
    Basic                                        $    (2.23)   $    (3.37)     $    (2.84)   $    (3.74)
                                                ============  ============    ============  ============
    Diluted                                      $    (2.23)   $    (2.98)     $    (2.84)   $    (3.31)
                                                ============  ============    ============  ============
Income from discontinued operations per share
    Basic                                        $     0.13    $      -        $     0.08    $     0.68
                                                ============  ============    ============  ============
    Diluted                                      $     0.13    $      -        $     0.08    $     0.60
                                                ============  ============    ============  ============
Income from extraordinary item per share
    Basic                                        $      -      $     0.16      $     0.12    $     0.16
                                                ============  ============    ============  ============
    Diluted                                      $      -      $     0.16      $     0.12    $     0.16
                                                ============  ============    ============  ============
Net loss per share
    Basic                                        $    (2.10)   $    (3.21)     $    (2.64)   $    (2.90)
                                                ============  ============    ============  ============
    Diluted                                      $    (2.10)   $    (2.84)     $    (2.64)   $    (2.55)
                                                ============  ============    ============  ============

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware Corporation)

                      Consolidated Statements of Cash Flows

                                 (In thousands)
                                                     For the Nine Months Ended
                                                             December 31,
                                                    ---------------------------
                                                        2001          2000
                                                    ------------   ------------
                                                                  (As Restated)
Cash flows from operating activities
  Net loss from continuing operations               $  (10,101)  $ (9,793)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities from continuing operations:

     Depreciation and amortization                           250            337
     Minority interest in earnings of subsidiaries           -       (383)
     Deferred taxes                                        4,287            -
     Extraordinary item                                      417            417
     Loss on conversion of note receivable                   690            -
     Valuation loss on notes receivable                      417            -
     Other                                             (46)           117
   Changes in operating assets and liabilities
     Receivables                                       (509)         3,766
     Securities owned, at value                            1,825          6,169
     Other assets                                      (181)    (1,180)
     Compensation, benefits and related taxes          (552)    (4,118)
     Securities sold, not yet purchased                (122)    (67)
     Accounts payable and accrued expenses                   432          2,633
     Other liabilities                                        46            613
                                                    ------------   ------------
Net cash provided by (used in) operating
 activities from continuing operations                 (3,133)    (1,489)
Net cash (used in) discontinued operations             (325)    (1,319)
                                                    ------------   ------------
Net cash (used in) operating activities                (3,458)    (2,808)
                                                    ------------   ------------
Cash flows from investing activities
     Net (payments for)
       Sales of majority interests in subsidiaries           424            -
       Capital expenditures                            (174)     (771)
                                                    ------------   ------------
Net cash (used in) investing activities                (174)     (771)
                                                    ------------   ------------
Cash flows from financing activities
     Net proceeds from (payments for)
       Issuance of common stock                            1,832          1,528
       Proceeds from borrowings                            1,237          1,194
       Repayments of borrowings                        (816)     (513)
                                                    ------------   ------------
Net cash provided by financing activities                  2,253          2,209
                                                    ------------   ------------
Decrease in cash and cash equivalents                  (955)     (1,370)
Cash and cash equivalents, beginning of period             1,285          2,284
                                                    ------------   ------------
Cash and cash equivalents, end of period            $        330   $        914
                                                    ============   ============

Supplemental disclosure of cash flow information
       Cash paid for income taxes                   $        -     $        -
                                                    ============   ============
       Cash paid for interest                       $        176   $        203
                                                    ============   ============

                 See notes to consolidated financial statements.

                          GLOBAL CAPITAL PARTNERS, INC.
                            (A Delaware Corporation)

                Consolidated Statements of Cash Flows (continued)

                                 (In thousands)
                                                       For the Nine Months Ended
                                                             December 31,
                                                       -------------------------
                                                          2001           2000
                                                       -----------   -----------
Supplemental disclosure of cash flow information

  Non-cash transactions

     Issuance of common stock for interest             $        44   $      -
                                                       ===========   ===========

     In August 2001, the Company sold the majority
     of Sutton Online, Inc., its subsidiary, in
     exchange for $200 in cash and notes receivable
     totaling $1,600.  The total sales price was
     $1,800.
         Cash received                                 $       200   $      -
         Notes receivable                                    1,600          -
                                                       -----------   -----------

           Total consideration received in sale
             of Sutton Online, Inc.                    $     1,800   $      -
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
                For the Quarterly Period Ended September 30, 2000

                                   (Unaudited)

1.   Interim Reporting

     The financial statements of Global Capital Partners Inc., its U.S.
     subsidiaries and European subsidiaries through the date of disposition
     (collectively, "Global Capital Partners" or the "Company") for the
     quarterly period ended December 31, 2001 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

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

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                For the Quarterly Period Ended September 30, 2000

                                   (Unaudited)

4.   Convertible debentures (continued)

     At the issue date, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date.  In accordance with the terms of the convertible debenture, the conversion price was determined to be 85 percent of the average of the lowest three per share market values during the eighteen trading days immediately preceding the issue date.  Since the amount of the intrinsic value of the beneficial conversion feature exceeded the principal amount of the debt, it was limited to the principal amount of the debt, or
     $3,050,000.  Accordingly, this beneficial conversion feature has been reflected in the financial statements as paid-in capital and interest expense.  The warrants allow the holder to purchase 12,500 shares of the
     Company's common stock at $22.00 per share.

     Pursuant to the terms of a registration rights agreement issued to the holder of the convertible debentures of the Company, a Registration
     Statement under the Securities Act of 1933 on Form S-3 relating to the registration of an aggregate of 2,092,063 shares of the Company's common stock, par value of $.05 per share, was filed on February 2, 2001. Due to the delisting of the Company's common stock from the Nasdaq SmallCap
     Market, the Company is in default on this obligation pursuant to the terms of the debenture and the Company has been required to withdraw its registration statement on Form S-3.  The Company is working with the debenture holder as part of an overall plan to restructure the Company's debt.

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

     In May 2001, we hired a Swiss merchant bank to evaluate the potential value of the underlying assets to determine the appropriate carrying value of our notes receivable and to prepare for asset recovery in the event of a default by the purchasers. In June 2001, the purchasers defaulted on the notes receivable. The Swiss merchant bank is currently acting on our behalf to assume control of the underlying assets in an attempt to maximize the net realizable value on liquidation.  At the March 31, 2001 balance sheet date and prior to the filing date of the Company's Form 10-KSB, management received information indicating that there was significant uncertainty surrounding the collectibility of these notes receivable and recoverable value of the underlying assets.  Based on this information, management determined that is was probable the Company  would not receive any amounts related to the notes receivable.  Accordingly, the Company recorded a pre-tax, non-cash charge of $25.5 million to reflect what management believes is a significant impairment of the notes receivable and the underlying assets.

         Sutton Online, Inc.

     In June 2001, the Company announced that it and the other stockholder of
     Sutton Online, Inc. entered into an exchange agreement with Ikon Ventures,
     Inc., a publicly traded corporation with no current business operations, pursuant to which the stockholders of Sutton Online, Inc. exchanged all of the outstanding shares of Sutton Online, Inc. for shares of Ikon Ventures,
     Inc. As a result of this transaction, the stockholders of Sutton Online,
     Inc. own approximately 78 percent of Ikon Ventures, Inc. Among other things, the closing of

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                For the Quarterly Period Ended September 30, 2000

                                   (Unaudited)

5.       Discontinued Operations (continued)

         Sutton Online, Inc. (continued)

     this transaction was conditioned upon the Company's sale of approximately
     46 percent of Sutton Online to third parties prior to the share exchange.
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

     As of the date of disposition, the Company's basis and costs related to the disposition were approximately $846,000 resulting in a gain on disposition of $954,000.  Because a majority of the Company's ownership interest was sold to the management of Sutton Online, Inc., this transaction has been accounted for as an installment sale. The net gain currently recognized in conjunction with this transaction is $556,000.  The remainder of the net gain has been deferred pending receipt of the payments due under the terms of the notes receivable.  In order to generate a portion of the additional cash necessary to support the Company's operations, it liquidated one of the notes receivable  related to this transaction.  The loss recognized related to this liquidation was approximately $690,000.

         MoneyZone.com

     In November 2001, the Company entered into an agreement to sell our entire ownership interest in MoneyZone.com  for a total of $400,000.  The Company received an initial payment of $100,000 with the remainder of the payments due in equal monthly installments of $100,000.  The purchasers defaulted under the terms of the purchase agreement.  In January  2002, the Company entered into a new agreement with a different  purchaser to sell the preferred shares for $200,000.  The Company current owns approximately
     70,000 shares of MoneyZone.com's common stock. The preferred stock carries voting  rights of 4 votes for each share of preferred owned and votes as common stock.

6.       Income Taxes

     In order to meet the urgent financing requirements of the Company, it has entered into negotiations with several parties to provide a combination of debt and equity funding as part of an overall restructuring plan. One of the effects of the proposed  debt and equity funding is expected to be a change in control for tax purposes which will result in a reduction of the rate of utilization of the Company's net operating loss carryforwards.  Due to this impending change in control, the Company has performed a revaluation of its deferred tax asset as of December 31, 2001. As a result of this revaluation pursuant to the applicable accounting guidelines and principles, the Company has reduced the carrying value of the deferred tax asset to zero as of December 31, 2001.

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

     Casagrande et al v. Global Capital Markets, LLC. et al. NASDR Case No.
     01-04798. This is an NASD arbitration arising from a claim against Steven
     Schoffman, a broker, alleging unsuitable recommendations.  The proceeding was commenced on November 19, 2001.  Global Capital Market's answer was filed on February 8, 2002.  The amount in controversy is $600,000.  The
     Company believes that it has valid defenses to this claim, and intends to defend it vigorously.

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

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                For the Quarterly Period Ended September 30, 2000

                                   (Unaudited)

7.       Commitments and contingencies (continued)

         Legal (continued)

     will not have a material adverse effect on our financial condition but might be material to operating results for any particular period, depending, in part, upon the operating results for such period.

     As of December 31, 2001, the Company has accrued $728,000 against its outstanding settlements and other ongoing litigation.

8.       Common Stock

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

9.       Going Concern and Other Important Factors

     The financial services industry has been severely affected by the prevailing adverse market conditions, and these adverse conditions were magnified by the events of September 11, 2001.  As a result, we have suffered significant losses which have had a significant negative effect on our liquidity since September 11, 2001. We expect the current weakness in the financial markets will continue through the end of our fiscal year,
     March 2002. In October 2001, we had reached an agreement in principal  with a group of accredited investors for them to purchase between $3.5 million and $10.0 million of our 8% Series A Preferred Stock and common stock warrants. On December 5, 2001, we received notification from Nasdaq that we were delisted from the Nasdaq SmallCap Market effective with the close of business on that day. The delisting had the effect of placing nearly all of our debt obligations in default and impaired the Company's ability to continue forward with the proposed equity transactions agreed to in October
     2001.  Since December 5, we have been working with all of our significant debt holders to in order to prepare a new plan that involves restructuring our debt and raising new capital  through a series of transactions in an attempt to keep us out of bankruptcy.  Once the form of the restructuring plan and the form of the new capital transactions are completed, we will schedule a special meeting of stockholders in order to approve these proposed transactions. From September 30, 2001 through February 8, 2002, we have obtained an aggregate of $850,000 in bridge financings. In order to continue our operations, we will require additional periodic bridge financings through an anticipated closing date of April 30, 2002. If the financing is insufficient or unavailable, or, if we experience unexpected shortfalls in our anticipated revenues or increases in our anticipated expenses, we would be required to further reduce headcount, defer vendor payments, sell operating assets and/or seek protection under the bankruptcy code.

     We believe that we will withstand the current adverse conditions in the financial markets if we are able to restructure a significant portion of our outstanding debt and are able to raise at least $3.5 million through a private placement.  The need for these funds is urgent. We are presently in negotiations with several parties to raise the required funds as soon as reasonably possible.  However, there can be no assurances that we will be able to raise these funds when needed.

     We are continuing the implementation of the proposed changes in our operations to realize greater economies of scale and to eliminate costs associated with redundant job functions, reorganizing the other corporate offices to reduce costs associated with redundant job functions and the conversion of nearly all of the corporate personnel and managers'
     compensations schedules to an incentive based compensation model. We also expect that if we raise the full amount we are seeking in our private placement, we will then be better positioned to pursue opportunities for future growth.  We believe that the weakness in the financial markets provides opportunities for us to increase our production levels at a reasonable cost with acceptable risk tolerances, both from growth by acquisition and as a result of decreased competition.  We are actively seeking additional franchise operations to further enhance our current production levels.

                          GLOBAL CAPITAL PARTNERS INC.
                            (A Delaware corporation)

             Notes to Consolidated Financial Statements (continued)
                For the Quarterly Period Ended September 30, 2000

                                   (Unaudited)

9.   Going Concern and Other Important Factors (continued)

     If the Company is unable to generate additional equity and adequate cash, there will be a material and adverse effect on the business operations, financial condition and results of operations of the Company, to the extent that a sale, liquidation, or restructuring of the Company will be necessary, in whole, or in part.

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

     This Form 10-QSB for the quarterly  period ended December 31, 2001, makes reference to our Fiscal 2001 Form 10-KSB. The Fiscal 2001 Form 10-KSB includes information necessary or useful to an understanding of our businesses and financial statement presentations. We will furnish a copy of our Fiscal 2001
Form 10-KSB upon request made directly to our headquarters at 6000 Fairview
Road, Suite 1410, Charlotte, North Carolina 28210, telephone number (704)
643-8220 and facsimile number (704) 643-8097.

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

     In July 1999, we completed the merger of our majority owned subsidiary,
EBonlineinc.com, Inc. with and into CERX Venture Corporation. The name of the surviving corporation was later changed to MoneyZone.com. As a result of this transaction, we owned approximately 48 percent of MoneyZone.com. MoneyZone.com was a start-up capital formation internet portal that matched investors with entrepreneurs. During the 2000 fiscal year, we sold 19 percent of our interest and realized a profit of $3,350,000. In December 2000, MoneyZone.com discontinued its operations and abandoned its business plan. In January 2001, we acquired a convertible debenture and warrants of MoneyZone.com from a third party in exchange for the Company's convertible debenture and warrants (see Note
7 to the consolidated financial statements below). In March 2001, we entered into an agreement with MoneyZone.com pursuant to which the Company agreed to convert the debenture into a reduced number of shares of MoneyZone.com common stock and to receive all of the assets of MoneyZone.com in consideration for the remainder of the shares of common stock issuable upon full conversion of the debenture. In April 2001, the March 2001 agreement was amended and superseded in its entirety rendering it null and void. Under the terms of the April 2001 agreement, we received 100,000 shares of MoneyZone.com's Series A Preferred
Stock and 8,448,990 shares of MoneyZone.com's common stock. As a result of the conversion of this debenture pursuant to the April 2001 agreement, we owned approximately 70 percent of MoneyZone.com. In November 2001, we entered into an agreement to sell our entire ownership interest in MoneyZone.com for a total of
$400,000. We received an initial payment of $100,000 with the remainder of the payments due in equal monthly installments of $100,000. The purchasers defaulted under the terms of the purchase agreement. In January 2002, we entered into a new agreement with a different purchaser to sell the preferred shares for
$200,000. The purchase price was received in full. We anticipate that there will be a second agreement to sell our remaining interest.

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

     In April 2001, we converted our investment in MoneyZone.com and increased our ownership position from 30% to 78%. Due to projected future cash flow deficits, we ceased the operations of this business.

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

     In October 2001, we had reached an agreement in principal with a group of accredited investors for them to purchase between $3.5 million and $10.0 million of our 8% Series A Preferred Stock and common stock warrants. On December 5,
2001, we received notification from Nasdaq that we were delisted from the Nasdaq
SmallCap Market effective with the close of business on that day. The delisting had the effect of placing nearly all of our debt obligations in default and impaired the Company's ability to continue forward with the proposed equity transactions agreed to in October 2001. Since December 5, we have been working with all of our significant debt holders to in order to prepare a new plan that involves restructuring our debt and raising new capital through a series of transactions in an attempt to keep us out of bankruptcy. Once the form of the restructuring plan and the form of the new capital transactions are completed, we will schedule a special meeting of stockholders in order to approve these proposed transactions. From September 30, 2001 through February 8, 2002, we have obtained an aggregate of $850,000 in bridge financings. In order to continue our operations, we will require additional periodic bridge financings through an anticipated closing date of April 30, 2002. If the financing is insufficient or unavailable, or, if we experience unexpected shortfalls in our anticipated revenues or increases in our anticipated expenses, we would be required to further reduce headcount, defer vendor payments, sell operating assets and/or seek protection under the bankruptcy code.

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

     We believe that we will withstand the current adverse conditions in the financial markets if we are able to restructure a significant portion of our outstanding debt and are able to raise at least $3.5 million through a private placement. The need for these funds is urgent. We are presently in negotiations with several parties to raise the required funds as soon as reasonably possible.
However, there can be no assurances that we will be able to raise these funds when needed.

     We are continuing the implementation of the proposed changes in our operations to realize greater economies of scale and to eliminate costs associated with redundant job functions, reorganizing the other corporate offices to reduce costs associated with redundant job functions and the conversion of nearly all of the corporate personnel and managers' compensations schedules to an incentive based compensation model. We also expect that if we raise the full amount we are seeking in our private placement, we will then be better positioned to pursue opportunities for future growth. We believe that the weakness in the financial markets provides opportunities for us to increase our production levels at a reasonable cost with acceptable risk tolerances, both from growth by acquisition and as a result of decreased competition. We are actively seeking additional franchise operations to further enhance our current production levels.

     If the Company is unable to generate additional equity and adequate cash, there will be a material and adverse effect on the business operations, financial condition and results of operations of the Company, to the extent that a sale, liquidation, or restructuring of the Company will be necessary, in whole, or in part.

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

     Global Capital Securities maintains its clearing arrangement with Fiserv
Securities, Inc., a subsidiary of Fiserv, Inc. Fiserv Securities provides Global
Capital Securities with back office support, transaction processing services on all the principal national securities exchanges and access to many other financial services and products. This arrangement enables Global Capital
Securities to offer its clients a broad range of products and services that is typically only offered by firms that are larger and/or have a larger capital base.

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

MoneyZone.com

     MoneyZone.com previously operated a website which provided five primary services to its customers: the ability to apply for a commercial loan from a network of more than 100 lenders; the ability to list a business for sale; the ability to post an equity funding request; search capabilities for professional service providers; and a business toolkit with resources for business owners. In
December 2000, MoneyZone.com announced that it terminated its operations and is currently exploring strategic alternatives for its business, including the possibility of a sale or merger. In November 2001, we entered into an agreement to sell our entire ownership interest in MoneyZone.com for a total of $400,000.
We received an initial payment of $100,000 with the remainder of the payments due in equal monthly installments of $100,000. The purchasers defaulted under the terms of the purchase agreement. In January 2002, we entered into a new agreement with a different purchaser to sell the preferred shares for $200,000.
The purchase price was received in full. We anticipate that there will be a second agreement to sell our remaining interest.

Results of Operations

     See Note 1 of the Notes to Consolidated Financial Statements for the
Quarterly Period Ended December 31, 2001, for an explanation of the basis of presentation of the financial statements.

     Revenues. For the quarterly period ended December 31, 2001, our revenues increased to $4,651,000 from $1,346,000 for the quarterly period ended December
31, 2000 representing a 345 percent increase. Revenues for the quarterly period ended December 31, 2000 included losses related to declines in the market value of investment and trading equity securities of approximately $5.1 million. After declining precipitously following the events of September 11, 2001, market conditions remained challenging which led to a corresponding reduction in the overall volume of transactions. Further, as security prices continued to decline, so did our average revenue per transaction from the commissions. It is anticipated that there may be some continued weakness in the financial markets for the next few months which may continue to impact our overall commission revenues. From time to time, we take positions in an investment as part of our merchant banking activities. Our trading activities did not generate losses similar to those from a year ago due to a focused risk management approach to trading with strict enforcement of our internal policies. Our investment banking revenues declined from $2,035,000 during the quarterly period ended December 31,
2000 to $111,000 during the quarterly period ended December 31, 2001. This decline is primarily due to the substantial decline in the number of private placements handled by our organization during the current fiscal year. Our revenue from interest and dividends has declined substantially over the past year due to our continuing periods of cash flow deficits which required the utilization of our resources instead of investment. Our other revenues increased by $87,000 when compared to the corresponding period of the prior year and are comprised of transaction fees charged to customers on a per trade basis and consulting fees.

     Operating Expenses.  We incurred operating expenses of $7,960,000 for the quarterly period ended December 31, 2001 as compared to operating expenses of
$10,249,000, for the corresponding period of the prior year. Compensation and benefits typically fluctuate at a rate consistent with the change in commission revenue and there is a minimum operating level that we must maintain in order to function properly as a broker dealer. For the quarterly period ended December
31, 2001, compensation and benefits decreased by $799,000 or 18 percent. This is due in part to the variable nature of compensation expense related to commission revenue which decreased by 7 percent and in part to steps taken earlier in the year to eliminate redundant job functions. Brokerage, clearing, exchange fees and other also decreased by $1,872,000 or 86 percent reflecting the substantially reduced volume of transactions during the quarterly period. Our interest expense grew by over 119 percent when compared to the prior year. This increase is primarily attributable to the $3,435,000 in convertible debt issued near the end of our most recent fiscal year and the $3,050,000 in convertible debentures. During the quarterly period ended December 31, 2001, we were required to convert one of the notes receivable from the sale of Sutton Online,
Inc. into liquid assets of approximately $160,000 in order to meet current obligations. The effect of this transaction was to incur a loss on the conversion of this note receivable of approximately $690,000. Also, in connection with the sale of Sutton Online, Inc., we evaluated the collateral underlying the remaining notes receivable and determined that the carrying value should be adjusted to reflect the book value of Sutton Online, Inc. as of the most recently available balance sheet date which in management's opinion is the most reasonable basis available through which to estimate the liquidation value of the underlying collateral. We also recognized bad debt expense in the quarter to fully reserve for losses incurred by customers in excess of the net realizable value of the assets held in their accounts of approximately $840,000.
These losses are reserved at such time as our counsel involved in these matters represents to us that the amounts owed to us may not be collectible. These losses were in part directly attributable to the events of September 11, 2001 and the effects those events had on the market value of several marketable securities. We further reserved an additional $150,000 against our unsecured outstanding receivables due from some of our registered representatives to reflect expected charge offs that would be incurred as they left the firm.

     Loss from Continuing Operations.  Our loss from continuing operations for the quarterly period ended December 31, 2001 was $7,596,000 compared to loss from continuing operations of $8,884,000 corresponding period of the prior year.
The loss from continuing operations for the quarterly period ended December 31,
2000 included the one time losses of approximately $5.1 million. This loss is reflected in the consolidated statements of operations under the caption of
"Principal transactions, net" - Trading and Investment. The loss from continuing operations for the quarterly period ended December 31, 2001 resulted from lower revenues during the quarterly period as discussed above as well as our inability in the very near term to further reduce our costs and expenses as discussed above. In order to meet urgent financing requirements, we have entered into negotiations with several parties to provide a combination of debt and equity funding as part of an overall restructuring plan. One of the effects of this proposed debt and equity funding is expected to be a change in control for tax purposes which will result in a reduction of the rate of utilization of our net operating loss carryforwards. Due to this impending change in control, we have performed a revaluation of the carrying value of our deferred tax asset as of
December 31, 2001. As a result of this revaluation pursuant to the applicable accounting guidelines and principles, we have reduced the carrying value of the deferred tax asset to zero as of December 31, 2001. The effect of this revaluation is a charge of $4,287,000 which is included in the loss from continuing operations.

     Net Loss. Our net loss for the quarterly period ended December 31, 2001 was
$7,146,000 compared to a net loss of $8,884,000 for the corresponding period of the prior fiscal year. The net loss for the nine months ended December 31, 2000 includes the one time gain on the sale of our European operations of $1,957,000, net of taxes. The net loss for fiscal 2001 also included the losses related to declines in the market value of investment and trading equity securities of approximately $5.1 million. This loss is reflected in the consolidated statements of operations under the caption of "Principal transactions, net"-
Trading and Investment.

     As an inducement for Global Capital Securities Corporation to continue negotiations towards a new clearing arrangement, Fiserv Securities, Inc. forgave approximately $417,000 of our outstanding subordinated debt. This has been reflected as an extraordinary item in our consolidated statement of operations.

Liquidity and Capital Resources

     On  December 31, 2001, we had total assets of $5,019,000, and total liabilities of $13,091,000, compared to $41,217,000, and $10,115,000, respectively, on December 31, 2000, as restated.

     The cash flows for the quarterly period ended December 31, 2001 reflect the volatile nature of the securities industry and the reallocation of our assets indicative of an organization suffering from recurring cash flow deficits.

     As a  broker/dealer in securities, we are subject to net capital and liquidity requirements. As of December 31, 2001, we were in excess of our minimum net capital and liquidity requirements. Periodically we will acquire positions in securities on behalf of our clients. Certain of these investments may be characterized as relatively illiquid and potentially subject to rapid fluctuations in liquidity. We finance our operations primarily with existing capital and funds generated from our diversified operations and financing activities.

     In September 2001, we sold in a private placement to accredited investors an aggregate of 781,250 units, with each unit consisting of one share of our common stock and a warrant to purchase one share of our common stock at an exercise price of $3.16 per share. The per unit purchase price was $2.56, resulting in proceeds to us of $2,000,000, less offering costs of approximately
$150,000. We used the net proceeds from this offering for general working capital.

     In October 2001, we had reached an agreement in principal with a group of accredited investors for

them to purchase between $3.5 million and $10.0 million of our 8% Series A
Preferred Stock and common stock warrants. On December 5, 2001, we received notification from Nasdaq that we were delisted from the Nasdaq SmallCap Market effective with the close of business on that day. The delisting had the effect of placing nearly all of our debt obligations in default and impaired the
Company's ability to continue forward with the proposed equity transactions agreed to in October 2001. Since December 5, we have been working with all of our significant debt holders in order to prepare a new plan that involves restructuring our debt and raising new capital through a series of transactions in an attempt to keep us out of bankruptcy. Once the form of the restructuring plan and the form of the new capital transactions are completed, we will schedule a special meeting of stockholders for the purpose of approving these proposed transactions. From September 30, 2001 through February 8, 2002, we have obtained an aggregate of $850,000 in bridge financings. In order to continue our operations, we will require additional periodic bridge financings through an anticipated closing date of April 30, 2002. If the financing is insufficient or unavailable, or, if we experience unexpected shortfalls in our anticipated revenues or increases in our anticipated expenses, we would be required to further reduce headcount, defer vendor payments, sell operating assets and/or seek protection under the bankruptcy code.

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

     We believe that we will withstand the current adverse conditions in the financial markets if we are able to restructure a significant portion of our outstanding debt and are able to raise at least $3.5 million through a private placement. The need for these funds is urgent. We are presently in negotiations with several parties to raise the required funds as soon as reasonably possible.
However, there can be no assurances that we will be able to raise these funds when needed.

     We are continuing the implementation of the proposed changes in our operations to realize greater economies of scale and to eliminate costs associated with redundant job functions, reorganizing the other corporate offices to reduce costs associated with redundant job functions and the conversion of nearly all of the corporate personnel and managers' compensations schedules to an incentive based compensation model. We also expect that if we raise the full amount we are seeking in our private placement, we will then be better positioned to pursue opportunities for future growth. We believe that the weakness in the financial markets provides opportunities for us to increase our production levels at a reasonable cost with acceptable risk tolerances, both from growth by acquisition and as a result of decreased competition. We are actively seeking additional franchise operations to further enhance our current production levels.

     If we are unable to generate additional equity and adequate cash, there will be a material and adverse effect on our business operations, financial condition and results of operations, to the extent that a sale, liquidation, or restructuring will be necessary, in whole, or in part in order for us to survive.

     The above factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that we will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

     Casagrande et al v. Global Capital Markets, LLC. et al. NASDR Case No.
01-04798. This is an NASD arbitration arising from a claim against Steven
Schoffman, a broker, alleging unsuitable recommendations. The proceeding was commenced on November 19, 2001. Global Capital Market's answer was filed on
February 8, 2002. The amount in controversy is $600,000. We believe that we have valid defenses to this claim, and intend to defend it vigorously.

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

                    Changes in Securities and Use of Proceeds

                                      None

                          Defaults on Senior Securities

     We are currently in default with respect to our convertible debentures in the amount of $3,050,000 and our convertible promissory notes in the amount of
$3,435,000. The default occurred due to our delisting from the Nasdaq SmallCap
Market on December 5, 2001. We are currently working with these debt holders in conjunction with the creation of an overall restructuring plan.

               Submission of Matters to a Vote of Security Holders

                                      None

                                Other Information

                                      None

                        Exhibits and Reports on Form 8-K

a.       Exhibits

         None

b.       There was one report on Form 8-K filed during the quarterly period ended December 31, 2001 related to our delisting from the Nasdaq
         SmallCap Market.

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

Dated:  February 14, 2002

